Form 10-Q
period 1995-03-31
DEWEY ELECTRONICS CORP
filed 1995-05-12
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 1995
Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION

A New York Corporation
I.R.S. Employer Identification
No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No    .



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at March 31, 1995.

THE DEWEY ELECTRONICS CORPORATION


INDEX

Part I		Financial Information			Page No.


		Condensed balance sheets -
		March 31, 1995 and June 30, 1994		 1

		Condensed statements of income -
		three and nine months ended March 31, 1995
		and March 31, 1994			 2

		Statements of cash flows for the nine months
		ended March 31, 1995 and 1994		 3

		Notes to condensed financial statements	 4

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations			 6

Part II		Other Information

Item 6.	Exhibits and Reports on Form 8-K			10


NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the nine month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:	INVENTORIES

Inventories are valued at lower of cost (first-in, first-out method) or market. Components of cost include materials, direct labor and plant overhead.

As there is no segregation of inventories as to raw materials, work in progress and finished goods for interim reporting periods (this information is available at year end when physical inventories are taken and recorded), estimates have been made for the interim periods.

				March 31, 1995		June 30, 1994
				(UNAUDITED)		(AUDITED)

	Finished Goods		$383,600		$440,882
	Work In Process		$469,355		$368,170
	Raw Materials		$452,112		$544,694
				________		________
			Total	$1,295,067		$1,353,746
				========		========

NOTE 3:	NET INCOME PER SHARE

Net income per share for the three and nine months ended March 31, 1995 is based upon the weighted average number of shares outstanding. For the periods ended March 31, 1995, and March 31, 1994, stock options have not been considered as the effect would have been antidilutive. The number of shares used in the computation of net income per share was: 1,339,531 in 1995 and in 1994.


THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4:	INCOME TAXES

Effective July 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This Statement supersedes SFAS No. 96, "Accounting for Income Taxes", which was adopted by the Company in 1988.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

Federal income tax net operating loss carryforwards mainly arise from temporary differences between financial and taxable income. See Note H ("Taxes on Income") of the Notes to Financial Statements in the Company's Form 10-K for the fiscal year ended June 30, 1994, which describes the Company's loss carryforwards available for financial reporting and tax return purposes.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth under Item 7 of the Company's Report on Form 10-K for its fiscal year ended June 30, 1994.

Nine months ended March 31, 1995 vs. 1994
- -----------------------------------------------------

Revenues for the first nine months this year were $5,793,398, a decrease of $121,398 compared to last year's revenues for the same period. Revenues from electronic products increased by $67,787 (from $4,946,630 last year to $5,014,417 this year), while revenues from leisure products decreased by $189,185 (from $968,166 last year to $778,981 this year).

In the nine-month periods of both this year and last year, revenues from electronic products were attributable to production for the Navy's MK48 ADCAP Torpedo program, under contracts awarded in August 1993 and April 1994, and to short-term government-related contracts such as orders for replacement parts for previously supplied equipment. The Company is currently working on contracts for the delivery of Fleet Exercise Sections ("FES") and MK21 Exploder assemblies, both of which are components of the MK48 ADCAP Torpedo system. Revenues from ADCAP program production declined during the third quarter of this year and, for the nine-month period, decreased by $206,400 (from $3,518,394 last year to $3,311,694 this year). Reveneus from short-term contracts increased by $274,487 (from $1,428,236 last year to $1,702,723 this year).

As of March 31, 1995, the aggregate value of the Company's backlog of electronic products to be shipped was approximately $9 million, of which approximately $2 million (consisting of approximately $ .5 million for the upgrade of MK21 Exploder assemblies, $1 million to complete FES production and .5 million in short-term replacement part contracts) had not been recorded as revenues. It is estimated that the present backlog will be shipped during the next 18 months and that approximately $1 million of this backlog will be recognized as revenue during the balance of the 1995 fiscal year. The Company continues to pursue additional long term contractss; however, bidding for these projects continues to be very competitive.

All of the Company's contracts with the government are subject to the standard provision for termination at the convenience of the government.

The decrease in leisure product revenues is principally attributable to the absence of European snowmaking machine sales and reduced parts sales.

Domestic snowmaking machine sales were level with last year's nine-month period, with some improvement in the second quarter (when the major portion of revenues from this segment of business is traditionally recorded).

Sales of parts during the third quarter show an improvement compared to last year's third quarter.

The cost of revenues this year was $4,520,068 (78.0% of revenues) compared to $4,428,788 (74.9% of revenues) last year.

Selling and Administrative expenses were $833,216 (14.4% of revenues) compared to $895,214 (15.1% of revenues) last year. The Company has been continuously reviewing its cost reduction programs.

Interest expense of $213,215 is lower than last year's expense of $251,003 due to further principal reduction payments of outstanding indebtedness.

Bank financing fees represent a prorated portion of the present value of the minimum $225,000 restructuring fee payable to National Westminster Bank of N.J. (the 'Bank').

Income before taxes was $196,917 (3.4% of revenues) compared to $291,749 (4.9% of revenues) last year, reflecting more competitive markets in both the electronics and leisure segments.

Three Months Ended March 31, 1995 vs 1994
- --------------------------------------------------------

Revenues for the third quarter this year were $1,604,125 compared to $2,490,163 last year. This decrease of $886,034 resulted from a reduction in revenues in the electronic segment of $991,624. Last year the electronic segment had greater revenues during the third quarter due to initial costs and production efforts related to the beginning of the FES project, awarded in August 1993. The leisure segment had an increase of $105,590 compared to the same period last year which reflects delayed activity following warm weather conditions in the second quarter.

The cost of revenues this year was $1,225,193 (76.4% of revenues).
This is $734,684 less than the third quarter last year of $1,959,877 (78.7% of revenues) and reflects reduced electronic segment activity.

Selling and Administrative expenses were $286,182 (17.8% of revenues) compared to $294,936 (11.8% of revenues) last year.

Interest expense ($62,793, compared to last year's expense of $86,051) continues to be reduced due to principal reduction payments on outstanding indebtedness to the Bank and the New Jersey Economic Development Authority.

Income before taxes was $17,212 (1.1% of revenues) compared to $133,211 (3.4% of revenues) last year.


Liquidity and Capital Resources at March 31, 1995
- --------------------------------------------------------------------------

The Company's working capital as of March 31, 1995 was $1,892,784 compared to $2,273,227 at June 30, 1994. This reduction of $380,443 is largely the result of a $500,000 voluntary payment made in August 1994 to reduce the outstanding principal balance of the Company's long term indebtedness to the Bank.

For the nine month period ended March 31, 1995 operations provided $967,381 in net cash flow. A major portion of this was the result of the billing of contract costs and related estimated profits, reducing this account by $601,089, and reductions in inventories and accounts receivable. This cash flow was used in making principal payments of the Company's long term debt in the amount of $772,968. Expenditures for plant, property and equipment used $7,172. Although it is expected that expenditures in this area will be made during the year, no significant capital expenditures are anticipated.

For the same nine month period last year, operations provided $1,352,042 in net cash flow. Principal payments made to reduce long term debt amounted to $370,412 and $141,426 was used for capital expenditures.

This year, accounts receivable decreased by $127,836 compared to an increase of $2,312 last year. Inventory levels decreased by $58,678 compared to last year's increase of $142,247 for the same period.

The Company continues to meet its short term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

On a long term basis, the Company's liquidity will be dependent on the ability to maintain borrowing arrangements with the Bank or other lenders.

The Company's outstanding indebtedness to the Bank, maturing October 31, 2000, requires monthly principal payments of $18,400 plus accrued interest. The interest rate is nine percent per annum. The Company is required to maintain working capital of $1,500,000 and to maintain net worth (excluding subordinated shareholder loans, characterized as "due to related party" on the balance sheet) of at least $750,000. The Company is also required to have earnings before interest, taxes, depreciation and amortization of intangibles (EBITDA) for each fiscal year which shall exceed the current principal payments due plus all interest payments due during such fiscal year and EBITDA shall not be less than twice the aggregate amount of all interest payments due for the same fiscal year.

The agreement with the Bank contains other covenants and provides for a release of the Bank's lien on Company assets except for real property when the principal balance of the loan is less than $1,500,000.

Reference is made to Note H ("Taxes on Income") of the Notes to Financial Statements in the Company's Report on Form 10-K for information as to the effect of the Company's adoption, as of July 1, 1993, of SFAS NO. 109, "Accounting for Income Taxes". While the adoption of SFAS No. 109 had the effect of recognizing for balance sheet purposes certain deferred tax assets arising from loss carryforwards and consequently creating net income of $815,000 in the first quarter of the 1994 fiscal year and increasing stockholders' equity, this accounting change is not significant from a liquidity standpoint.

The principal amount of the Company's outstanding indebtedness to the Bank as of March 31, 1995 was $2,056,400. The amount outstanding under its note to the New Jersey Economic Development Authority was $592,310.


PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K
- ------------------------------------------------------------------


No reports on Form 8-K have been filed during the quarter ended
March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE DEWEY ELECTRONICS CORPORATION


Date	May 15, 1995			Thom A. Velto, Treasurer
					Principal Accounting Officer

Date	May 15, 1995			Edward L. Proskey
					Vice President, Operations