Form 10-K
period 1995-06-30
DEWEY ELECTRONICS CORP
filed 1995-09-27
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
__
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For the fiscal year ended June 30, 1995

or
__
|   |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-2892

THE DEWEY ELECTRONICS CORPORATION
(Exact name of registrant as specified in charter)

NEW YORK									13-1803974
(State of Incorporation)					(I.R.S. Employer Identification No.)

27 Muller Road, Oakland, New Jersey						07436
(Address of principal executive offices)						Zip Code

201-337-4700
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.01 par value

Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
4 No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form l0-K.   [X]

The aggregate market value of the voting stock held by nonaffiliates of registrant, computed by reference to the price at which the stock was sold as of the close of business on August 12, 1995: $636,342.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at August 12, 1995.


THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS

PART I

Item											Page

 1.	Business										   1

 2.	Properties									   3

 3.	Legal Proceedings								   3

 4.	Submission of Matters to a Vote of Security Holders					   3

PART II

 5.	Market for Registrant's Common Equity and Related
	Stockholder Matters								   4

 6.	Selected Financial Data								   5

 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations						   6

 8.	Financial Statements and Supplementary Data					  11

 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure						  25

PART III

10.	Directors and Executive Officers of the Registrant					  25

11.	Executive Compensation								  25

12.	Security Ownership of Certain Beneficial Owners and
	Management									  25

13.	Certain Relationships and Related Transactions					  25

PART IV

14.	Exhibits, and Reports on Form 8-K							  26



PART I

Item 1.	BUSINESS

The Dewey Electronics Corporation (herein referred to as the "Company") was incorporated in the State of New York in 1955. It is a systems oriented military electronics research, development, design and manufacturing organization based in Oakland, New Jersey. The Company has two industry segments: electronics; and leisure and recreation.

In the electronics segment, the Company is a diversified producer of sophisticated electronics and electromechanical systems for the military. Currently, the principal products of the electronics segment of the business are manufactured, either as prime contractor or sub-contractor, for the U.S.
 Navy.

In the leisure and recreation segment, the Company, through its HEDCO division, designs, manufactures and markets advanced, sophisticated snowmaking equipment.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three years ended June 30, l995 are set forth in Note J ("Information About the Company's Operations in Different Industries") of the Notes to Financial Statements.

During the last three fiscal years there have been no material expenditures for Company-sponsored or customer-sponsored research and development activities.

Compliance with Federal, State and local environmental provisions has had no material effect upon capital expenditures, earnings or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental control facilities.

As of August 12, 1995, the Company had a work force of 35 employees, of whom approximately 9 were technical or professional personnel. Last year at the same date, the workforce included 36 employees, of whom approximately 10 were technical or professional personnel. Any fluctuations in the workforce may result from the seasonal nature of the leisure and recreation segment of business as well as the flow of production related to government contracts.

ELECTRONICS SEGMENT

This segment of business accounted for 88% of total revenues in fiscal 1995 and 1994 and 83% of total revenues in 1993.

The Company is continuing to pursue both long-term and short-term awards from various government agencies and related business sectors in its areas of electronic and mechanical expertise. The Company, however, is bidding for such contracts in competition with other companies, including other small firms as well as Fortune 500 companies, in a time of diminished and less predictable military spending.

1
Since substantially all of the Company's electronics business comes from contracts with various agencies of the United States Government or subcontracts with prime Government contractors, the loss of Government business would have a material adverse effect on the Company.

For the most part, working capital requirements for the electronics segment of business are funded by progress payments provided by the Government.

All of the Company's contracts with the Government are subject to the standard provision for termination at the convenience of the Government.

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract and has occasionally experienced some delays in deliveries. Such delays have not had a material effect on operations.

Reference is made to Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") for additional information including backlog regarding this segment.

LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 12% of the Company's revenues in fiscal 1995 and 1994 and 17% in 1993.

Snowmaking equipment is sold to ski areas as original equipment or as replacement for existing equipment. Such equipment is sold under a sales contract that provides for a substantial down payment and retention of a security interest in the equipment until full payment is received. Typically, full payment is made within one year or less. The Company services the equipment at the purchaser's expense beyond a warranty period that expires at the end of the snowmaking season in which the sale occurs.

The Company has sold snowmaking equipment to over three hundred different locations in the United States and abroad. Marketing is done by the Company's employees and by distributors in domestic and foreign markets.

Orders for snowmaking equipment are normally received during the first and fourth quarters of the fiscal year, though (as discussed under Item 7) this pattern has been changing. For the most part shipments are made and revenues recorded during the second quarter. Production usually takes place in the first and second quarters and it is during this period that inventory is generated and working capital demands are the greatest.

While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations of this segment.

Reference is made to Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") for additional information regarding this segment.

Item 2.	PROPERTIES

The Company's 49,200 square foot facility at 27 Muller Road, Oakland, New Jersey, located on 90 acres of land owned by the Company, was constructed in 1981. Both the land and building are subject to the liens of the mortgages securing the note and term loan referred to in Note F ("Long-Term Debt") of the Notes to Financial Statements. This facility houses executive offices and manufacturing operations and is used primarily for the electronics segment of business. Approximately 90% of this facility is being utilized for production (one shift), staging and storage.

In addition, the Company leases and occupies approximately 26,700 square feet of a facility at 5 Raritan Road, Oakland, New Jersey. This facility is used for manufacturing and storage of snowmaking equipment and storage of inventory related to the electronics segment of business. The lease provides for annual lease payments of $106,772 plus additional charges for utilities, taxes, insurance and maintenance amounting to approximately $30,000, adjusted according to actual expenses incurred. (See Note E ("Commitments and Contingencies") of the Notes to Financial Statements.)


Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings.


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.


PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol "DEWY".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

Quarterly Common Stock Price Range

				Fiscal Year 1995			Fiscal Year 1994

	Quarter		High		Low			High		Low

	lst		1.75		.75			   .9375		.50
	2nd		1.125		.50			1.125		.50
	3rd		1.00		.50			1.125		.50
	4th		  .875		.50			1.125		.50

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Under provisions of the Company's term loan agreement with National Westminster Bank, the Company cannot, during the term of the loan, without the Bank's written consent, declare any dividend on any of its stock (other than one solely in shares of its capital stock) in excess of 110% of the total cash dividend declared in the preceding fiscal year in which a dividend was declared or authorize any other distribution on any of its stock (other than one payable solely in shares of its capital stock) or redeem any shares of its stock for cash. The loan agreement is referred to under Item 7
("Management's Discussion and Analysis of Financial Conditions") and in Note
F ("Long-Term Debt") of the Notes to Financial Statements.

There were no dividends declared or paid during the fiscal years 1995 and 1994. The Corporation has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of August 12, 1995 was 917.


						4
Item 6.  Selected Financial Data

			(In thousands of dollars except per share amounts)

							Year Ended June 30,

			1995		  1994		  1993		  1992		  1991

Net sales		$6,692		$8,473		$8,181		$ 9,080		$ 9,304

Earnings		     179		     198(1)	     318		      364(1)	332(1)
  before cumulative
  effect of accounting
  change

Net earnings		     107		     821(2)	     318		      364		      332

Earnings		$    .08		$    .09		$    .24		$     .27		$     .25
  per share before
  cumulative effect of
  accounting change

Net earnings per		$    .08		$    .61(2)	$    .24		$     .27		$     .25
  share

Cash dividends		--		--		--		--		--
  per common
  share

Total assets		$5,555		$6,417(2)	$6,015		$ 6,542		$ 6,447

Long-term		  2,614		  3,365		  3,714		   4,191		   4,432
  obligations

Working capital		  1,770		  2,273		  2,471		   2,417		   2,062

Stockholders'		     983		     876(2)	       55		    (263)		    (627)
  Equity/(Deficit)

(1)	Includes temporary expropriation expense of $100,000 in 1994 and income of
	$172,250 and $87,750 in each of the years ended June 30, 1992 and 1991, respectively. See Note K ("Temporary Expropriation Expense") of the
	Notes to Financial Statements.

(2)	See Note G ("Taxes on Income") of the Notes to Financial Statements for
information 	as to the effect of adopting Statement of Financial Accounting
Standards (SFAS) No. 	109 in fiscal 1994.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS


     The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 1995 are set forth in Note J ("Information About the Company's Operations in Different Industries") of the Notes to Financial Statements.

Revenues for the fiscal year 1995 were 21% lower than the revenues for 1994 and 18% lower than the revenues of 1993.

Electronics product revenues in fiscal year 1995 were 22% lower than the revenues of 1994 (from $7,485,000 in 1994 to $5,866,000 in 1995) and 14% lower than the revenues of fiscal year 1993 ($6,793,000). Production curtailments due to necessary engineering changes adversely impacted fiscal 1995 revenues.

This year, 68% of electronic product revenues were the result of production efforts under the Navy's MK48 ADCAP Torpedo Program, of which the Fleet Exercise Section (FES) project provided 42%, the MK21 Exploder Assembly upgrade project provided 24%, and the original award under the ADCAP Torpedo program provided 2%. The other 32% of electronic product revenues were derived from various orders, limited in scope and duration that were generally for replacement parts for previously supplied Department of Defense equipment and other projects.
A large part of such other revenues is attributable to the Company's
Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the Navy.

Delivery of the FES project is scheduled to be completed in December 1996. The contract awarded for the upgrade of MK21 Exploder Assemblies has a final delivery schedule of June 1996.

In fiscal year 1994, 73% of the revenues from electronic products were from production efforts under the Navy's MK48 ADCAP Torpedo Program, of which the Fleet Exercise Section (FES) project provided 45%, the original ADCAP Torpedo project provided 24% and the MK21 Exploder Assembly project provided 4%. Other electronic product revenues, comprising the remaining 27%, were derived from various orders, limited in scope and duration, for Department of Defense and other replacement equipment.

The aggregate value of the backlog of electronic products to be shipped was approximately $10 million on June 30, 1995, $10 million on June 30, 1994 and $9 million on June 30, 1993. The portion of this backlog not previously recorded as revenues was $1 million on June 30, 1995, $6 million on June 30, 1994 and $3 million on June 30, 1993. It is estimated that the present backlog will be shipped during the next 18 months and that the $1 million of this backlog not previously recorded as revenues will be recognized as revenues during the 1996 fiscal year. On September 11, 1995 an amendment to the existing FES project, representing engineering changes already developed for this project, increased the contract value by approximately
$1 million.

In the leisure and recreation segment, revenues for 1995, 1994 and 1993 amounted to approximately $826,000, $988,000 and $1,388,000 respectively. The decrease in revenues from leisure products over the three-year-period is primarily attributable to a decline in export sales of machines, which accounted for approximately $121,000, $321,000 and $601,000 of leisure product revenues in 1995, 1994 and 1993, respectively. European sales, which were responsible for $531,000 of revenues in 1993, accounted for no revenues in 1995.
 The sale of parts not covered under warranty has remained comparatively level over the past few years. The Company is facing stronger competition in both the foreign and domestic markets, but is endeavoring to maintain its share in these markets through product enhancement and a more intensive marketing program.

As a result of competitive pressures, the industry is changing its purchasing policies. Taking advantage of machine suppliers competition, ski areas are very reluctant to make a commitment by placing orders prior to required delivery. This is placing demands on inventory requirements and requiring more strategic purchasing strategies for snowmaking machine suppliers.
Traditionally, the major portion of revenues from this segment of business has been recorded during the second fiscal quarter.

The backlog of orders of snowmaking equipment to be shipped was approximately $166,000 on June 30, 1995, $291,000 on June 30, 1994 and $285,000 on June 30,
1993.  All of the current backlog will be shipped during the current year.

Gross Profit
Gross profit was 24% in fiscal year 1995, 23% in fiscal year 1994 and 24% in fiscal 1993.

Gross profit on electronic product revenues for the same periods was 24% in fiscal year 1995, 1994, and 1993, respectively.

Gross profit on leisure products for the same periods was 21% in 1995, 13% in 1994 and 26% in 1993. The reduction in gross profit percentage in 1994 was due to marketing pressures in the foreign markets. New marketing strategies and distribution in this area include the introduction of a new model of snowmaker which conforms to the European Electric Codes which is more appealing to this market. The introduction of this new snowmaking machine originally resulted in slightly higher costs and a lower margin of profit.

Selling, General, and Administrative Expense

Selling and administrative expenses amounted to $1,082,596 (16% of revenues) in fiscal 1995, $1,175,389 (14% of revenues) in fiscal 1994 and $1,240,259 (15% of revenues) in fiscal 1993.

Interest Expense

Interest expense for the last three fiscal years was: $279,087 in 1995, $383,757 in 1994 and $378,306 in 1993.

Interest on a 9% note payable to the New Jersey Economic Development Authority, and interest on borrowings under a term loan agreement with National Westminster Bank (the "Bank"), referred to below and in Note F ("Long Term Debt") of the Notes to Financial Statements, constitute essentially all of the Company's interest expense.

Reduced interest expense on borrowings other than the 9% note can be attributed to principal reduction payments made during the fiscal year.


Temporary Expropriation Expense

During the fiscal year ended June 30, 1990, $351,000 was received from the State of New Jersey Department of Transportation for a temporary expropriation of land for a period of four years to be used for easement and slope purposes, in the construction of Interstate 287. Subsequently, it was determined that in April 1994 the amount of $100,000 was to be repaid to the Department of Transportation.

Other Expense-Net

Other Expense for fiscal 1995 is the result of a prorated portion ($59,535) of the minimum restructuring fee resulting from a 1992 amendment to the Company's term loan agreement (See Note F, ("Long-Term Debt") of the Notes to Financial Statements), net of interest income of $15,348 and income from miscellaneous sales of $4,399.

Other Expense for fiscal 1994 includes a prorated portion ($59,535) of the minimum restructuring fee, miscellaneous discounts of $9,138, interest income of $3,289, and gain on used equipment sold of $696.

Other Expense for fiscal 1993 consists of a prorated portion ($39,690) of such minimum restructuring fee, net of interest income of $1,670 and income from miscellaneous sales of $2,029.

Income Taxes

Federal income tax net operating loss carryforwards mainly arise from prior years' losses and temporary differences between financial and taxable income. See Note G ("Taxes on Income") of the Notes to Financial Statements.

On July 1, 1993 the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes". This statement supersedes SFAS No. 96, "Accounting for Income Taxes", which was adopted by the Company in 1988. The Company has reported the cumulative effect of the change in accounting methods as of the beginning of the 1994 fiscal year.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. See Note G ("Taxes on Income") of the Notes to Financial Statements for further information regarding the effect of adopting SFAS
No. 109.

The tax provisions for the fiscal years ended June 30, 1995 and 1994 were calculated at an effective rate of 40%.

Changing Prices

Price changes and inflation did not have any material effect on operations over the last three years.

Liquidity and Capital Resources

The Company's working capital was $1,769,550 at June 30, 1995 and $2,273,227 at June 30, 1994. this reduction in working capital is directly attributable to a voluntary principal reduction payment made on August 18, 1994 towards the term loan agreement with National Westminster Bank (successor by merger in November 1994 to Citizens First National Bank of New Jersey( (the "Bank"). Contract costs and related estimated profits in excess of applicable billings were reduced by actual billings and collections. These billings combined with collections of accounts receivable provided funds used to make the voluntary principal reduction payment and the reduction in trade accounts payable.

In fiscal year 1995, operating activities provided net cash of $1,187,372 whereas in fiscal year 1994 operations provided net cash of $763,501 and in fiscal 1993 operations provided net cash of $531,389.

Financing activities used $896,877 in fiscal year 1995. Of this amount, $93,077 was used to repay a portion of the principal amount of the outstanding note to the New Jersey Economic Development Authority, and $803,800 was used to repay a portion of the principal amount outstanding under the term loan agreement.

In fiscal year 1994, net cash of $493,792 was used in financing activities.
 $85,094 was used to repay a portion of the principal amount of the outstanding note to the New Jersey Economic Development Authority, $315,000 was used to repay a portion of the principal amount outstanding under the term loan agree ment and $93,698 was used to repay the principal amount of an installment agreement with the Defense Finance and Accounting Service (See Note F, "Long-Term Debt", of the Notes to Financial Statements.)

Financing activities used net cash of $365,889 in fiscal 1993.  $77,797 was used to repay a portion of the principal amount of the outstanding mortgage to the New Jersey Economic Development Authority, $190,000 was used to repay a portion of the principal amount outstanding under the term loan agreement and
$98,092 was for payments of the installment agreement with the Defense
Finance and Accounting Service.
The Company continues to meet its short term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.
On a long term basis, the Company's liquidity will be dependent on the ability to maintain borrowing arrangements with the Bank (or other lenders). On November 15, 1994, the Company's term loan agreement with the Bank was amended to extend the term to October 31, 2000 and make various other changes (See Note F, "Long-Term Debt", of the Notes to Financial Statements).
The term loan agreement requires monthly principal payments of $18,400 plus accrued interest. The interest rate is nine percent per annum and working capital requirements have been reduced to $1,500,000. The term loan agreement requires that the Company maintain working capital of at least $1,500,000 and maintain net worth (excluding subordinated shareholder loans, characterized as "due to related party" on the balance sheet) of at least $750,000. The Company is also required to have earnings before interest, taxes, depreciation and amortization of intangibles (EBITDA) for each fiscal year which shall exceed the current principal payments due plus all interest payments due during such fiscal year and EBITDA shall not be less than twice the aggregate amount of all interest payments due for such fiscal year.
9
The term loan agreement contains other covenants and provides for a release of the Bank's lien on Company assets, except for real property, when the principal balance of the loan is less than $1,500,000.

The Company continues to seek alternative methods of increasing its stockholders equity. Management intends to put its real estate holdings to their best possible use. Currently the Company owns approximately 90 acres of land and the building it occupies in Bergen County, New Jersey which are carried on its books at approximately $1,000,000 but which are believed to have a fair market value substantially in excess of this amount. This property is adjacent to, and very close to a full interchange of Interstate Route 287, which was completed during the fall of 1993. The alternative methods present ly being investigated by management include, but are not limited to, the sale of some or all of this property, a sale lease-back arrangement, or long term financing. No assurances can be made that any transaction will occur.

Reference is made to Note G ("Taxes on Income") of the Notes to Financial Statements for information as to the effect of the Company's adoption, as of
 July 1, 1993, of SFAS No. 109, "Accounting for Income Taxes". While the adoption of SFAS No. 109 has the effect of recognizing for balance sheet purposes certain deferred tax assets arising from loss carryforwards and consequently increasing stockholders' equity, this accounting change is not significant from a liquidity standpoint.

Current Business Environment

      The Company continues to redirect its marketing strategy to include the types of programs more likely to be funded by the government and more resistant to cost cutting. Present marketing activities include participation in bidding efforts involving the upgrading of existing military equipment. The scope of the Company's efforts includes utilization of the Company's precision machining capabilities, as well as focusing on those programs which require production of highly complex electromechanical systems.

The Company and other businesses whose activities are substantially dependent on government contract work will continue to face uncertainties and intensified competitive pressures from both large and small companies bidding for such work.


Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Index to Financial Statements and Supplementary Data


											Page

Independent Auditors' Report								  12

Financial Statements:

	Balance Sheets, June 30, 1995 and 1994						  13

	Statements of Earnings, Years Ended June 30, 1995,
	1994 and 1993									  14

	Statements of Stockholders' Equity/(Deficit), Years Ended June
	30, 1995, 1994 and 1993								  14

	Statements of Cash Flows, Years Ended June 30, 1995
	1994 and 1993									  15

	Notes to Financial Statements							  16


INDEPENDENT AUDITORS REPORT



Board of Directors of
  The Dewey Electronics Corporation
Oakland, New Jersey


We have audited the accompanying balance sheets of The Dewey Electronics Corporation as of June 30, 1995 and 1994, and the related statements of earnings stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30,1 995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended June 30,1 995 in conformity with generally accepted accounting principles.
As discussed in Note A to the financial statements, the Corporation changed its method of accounting for income taxes effective July 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.



August 18, 1995
Parsippany, New Jersey


Balance Sheets


								   June 30,
							1995		1994

ASSETS
CURRENT ASSETS:
Cash and cash equivalents					$  578,314	$ 367,202
Accounts receivable (includes U.S. Government receivables
of approximately $266,000 in 1995 and $648,000 in 1994).	506,200		786,633
Inventories						1,350,403	1,353,746
Contract costs and related estimated profits in excess
of billings						1,188,189	1,882,047
Prepaid expenses and other current assets			47,019		      49,874

TOTAL CURRENT ASSETS				3,670,125	 4,439,502

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements				513,161		513,161
Building and improvements				1,797,864	1,797,314
Machinery and equipment					2,195,586	2,116,753
Furniture and fixtures					147,512		    147,512
							4,654,123	4,574,740
Less accumulated depreciation and amortization		3,450,882	 3,328,186
							1,203,241	 1,246,554
DEFERRED TAX ASSET				   587,338	   659,896
OTHER NON-CURRENT ASSETS			     93,919	     71,145

TOTAL ASSETS					5,554,623	$6,417,097

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable						$   269,108	$   385,975
Accrued expenses and other liabilities			183,287		208,003
Pension costs accrued					80,358		119,006
Billings in excess of contract costs and related estimated
    profits						1,045,214	1,045,214
Current portion of long-term debt				322,608		    408,077

TOTAL CURRENT LIABILITIES				1,900,575	2,166,275

LONG-TERM DEBT					2,413,564	3,165,437

OTHER LONG-TERM LIABILITY			    57,318	       9,093
DUE TO RELATED PARTY				  200,000	   200,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000
shares, issued and outstanding, none				--		--
Common stock, par value $.01; authorized 3,000,000 shares	16,934		16,934
Paid-in capital						2,835,307	2,835,307
Accumulated deficit					(1,348,978)	 (1,455,852)
							1,503,263	1,396,389
Less:  Treasury stock, at cost				520,097	      520,097
							983,166	      876,292
TOTAL LIABILITY AND STOCKHOLDERS EQUITY	$5,554,623	 $6,417,097

See notes to financial statements


Statements of Earnings


								Years ended June 30,
						1995		1994		1993


Revenues					$6,691,731	$8,473,118	$8,181,146

Cost of revenues					5,111,451	 6,550,853	6,208,675

Gross profit					1,580,280	1,922,265  	1,972,471

Selling, general and administrative expenses	1,082,576	 1,175,389  	1,240,259

Operating profit					497,704		746,876  	732,212

Interest expense					(279,087)	(383,757)	(378,306)
Temporary expropriation expense				--	(100,000)	--
Other expense - net				(39,738)		   (64,688)	(35,991)

Earnings before income taxes and cumulative
effect of accounting change			178,879		198,431  	317,915

Income tax provision				(72,005)		   (79,875)	             --

Earnings before cumulative effect of accounting
change						106,874		118,556  	317,915

Cumulative effect of accounting change		          -- 	  702,935  	            --

NET EARNINGS				$106,874	$821,491  	$317,915

Earnings per share before cumulative effect
of accounting change				$       .08	$       .09	$       .24

Cumulative effect of accounting change		         --		$       .52             --

NET EARNINGS PER SHARE			$       .08	$       .61     	$        .24
See notes to financial statements


Statements of Stockholders' Equity/(Deficit)


									      Treasury stock
				    Common Stock				at cost
						Paid in	     Accumulated
			Shares		Amount	capital	      Deficit	Shares   Amount
Balance, June 30, 1992	1,693,397	$16,934	$2,835,307   $(2,595,258)  353,866
$520,097
 Net Earnings		              --	          --	             --       317,915
       --            --

Balance, June 30, 1993	1,693,397	16,934	2,835,307    $(2,277,343)  353,866
 520,097
 Net Earnings		--		        --	          --	         821,491           --
          --
Balance, June 30, 1994	1,693,397	$16,934 	2,835,307   (1,455,852)   353,866
520,097
 Net Earnings		          --	 	        --	          --          106,874
   --             --
Balance, June 30, 1995	1,693,397	$16,934	 $2,835,307 $(1,348.978)  353,866
$520,097

See notes to financial statements

Statements of Cash Flows


    	   Years ended June 30,	            								1995		1994		1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings						$106,874	$821,491          $317,915
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation.....................................	122,696		121,470  	259,136
Amortization.......................................	6,789		5,500  		8,032
Gain on sale of property, plant and equipment........	--		(696)	              --
Deferred financing costs...........................	59,535		59,535	  	39,690
Decrease/(Increase) in accounts receivable.......		280,433		(120,303)	132,690
Decrease/(Increase) in Inventories.........	3,343		(101,994)         (109,609)
Decrease in contract costs and related estimated
 profits in excess of applicable billings........		693,858		585,978 		425,852
Decrease in billings in excess of contract costs
 and related estimated profits.....................	--		(28,386)		        --
Decrease in prepaid expenses and other current assets..2,855		15,601	  	12,241
Decrease/(Increase) in other noncurrent assets.....	18,662		11,300  		(16,500)
Decrease/(Increase) in deferred tax asset..........	72,558		  (623,060)   --
(Decrease)/Increase in accounts payable...........	(116,867)	19,722  (483,797)
Decrease in accrued expenses and other liabilitie	(24,716)		(17,570)		(92,288)
(Decrease)/Increase in pension costs accrued.....		(38,648)		14,913  		38,027
Total adjustments................................	1,080,498	  57,990)	 13,474

Net cash provided by operating activities........	1,187,372	 763,501   531,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment...---	     	8,425    --
Expenditures for property, plant and equipment......(79,383) (156,698)(37,979)

Net cash used in investing activities.............	(79,383) (148,273) (37,979)

CASH USED IN FINANCING ACTIVITIES:
Repayment of long-term debt......................	(896,877) (493,792)(365,889)

NET INCREASE IN CASH AND CASH EQUIVALENTS.....211,112		121,436  	127,521

CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR............................................	$367,202 	245,766  118,245

CASH AND CASH EQUIVALENTS AT END OF YEAR.........	$578,314 $367,202 $245,766
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash (paid) received during the year for:
Interest.....................................	$(279,785) $(383,549) $(378,311)
Interest received........................    	15,398	    	3,289  		1,670
SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
Installment agreement incurred to finance liability to
Defense Finance and Accounting Service........	$  --	     $--	    $ 49,166
See notes to financial statements


Notes to Financial Statements
Years ended June 30, 1995, 1994, and 1993

A.  Summary of Significant Accounting Policies

1.  Government contract accounting

Revenues and estimated earnings under defense contracts are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs and estimated profit (limited to estimated net realizable value) attributable to claims is included in revenue when realization is probable and the amount can be reasonably estimated. Claims settled in excess of recorded amounts are recognized as collected.

2.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Components of cost include materials, direct labor and factory overhead

3.  Property, plant and equipment

Property, plant and equipment are stated at cost.  Allowance for depreciation and amortization is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

4.  Intangibles

The excess of investment over net assets acquired had been amortized on a straight-line basis by charges to earnings over a twenty year period ending June 30, 1994.

5.  Income taxes

On July 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This statement supercedes SFAS No. 96, "Accounting for Income Taxes" which was adopted by the Company in 1988. The Company has reported the cumulative effect of the change in accounting method as of the beginning of the 1994 fiscal year.

6.  Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit in banks and U.S.
 Treasury Securities with a maturity date not in excess of three months.
The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of such investments.

7.  Fair value of financial instruments

 Due to the short term nature of accounts receivable and accounts payable their carrying value is a reasonable estimate of fair value.


B.  Inventories

Inventories consist of:
							    June 30,
							1995		1994
	Finished goods					$445,001	$440,882
	Work in progress					373,967		368,170
	Raw materials					531,435		544,694

							$1,350,403	$1,353,746


C.  Costs and Estimated Earnings on Uncompleted Contracts

							    June 30,
							1995		1994

Costs incurred on contracts in progress			$62,735,358	$59,733,821

Estimated contract profit					  8,095,440	  7,139,240

							70,830,798	66,873,061
Less:  billings to date					70,687,823	66,036,228

							$     142,975	$   836,833


Included in the accompanying balance sheets under the following captions:

							    June 30,
							1995		1994

Contract costs and related estimated profits
 in excess of applicable billings				$1,188,189	$1,882,047
Billings in excess of contract costs and
related estimated profits					(1,045,214)	(1,045,214)

							$   142,975	$   836,833


D.  Stock Option Plan

The Company's stock option plan, which expires in 1998, authorizes the granting of options to various executives and key employees to purchase shares of common stock. Such options are granted at fair market value of the stock on the date of grant and are exercisable over a five-year period. At June 30, 1995, options for a maximum of 90,000 shares are authorized and 49,650 shares are available for grant. Shares granted are exercisable at various amounts ranging from $.9375 to $1.156, and from various dates during the period March 26, 1992 to June 3, 1998.



The changes in the number of shares under option are as follows:

							Shares Granted
				                                             and Reserved

	Balance, June 30, 1992				67,000
	Granted						15,000
	Exercised					--
	Cancelled					  (37,000)

	Balance, June 30, 1993				45,000
	Granted						--
	Exercised					--
	Cancelled/Expired				   (5,000)

	Balance, June 30, 1994				40,000
	Granted						--
	Exercised					--
	Cancelled/Expired				 --

	Balance, June 30, 1995				40,000

	Exercisable at June 30, 1995			40,000

E.  Commitments and Contingencies

The Company leases certain machinery, equipment and warehouse facilities. Future minimum rental commitments as of June 30, 1995 are as follows:

	1996	$122,929
	1997	    19,596

		$142,525


Total rent expense was $194,869, $247,796 and $277,979, for each of the years ended June 30, 1995, 1994 and 1993, respectively.

F.  Long-Term Debt


Long-term debt at June 30, consists of:		1995		1994

9% mortgage note payable to New Jersey Economic
 Development Authority, due through 2000, payable
 in monthly installments of $12,461 including interest,
collateralized by the Company's office building and plant.	$576,212	$  669,289

9% Term loan payable to National Westminster Bank
, payable in monthly installments of $18,400 plus interest.	2,159,960	2,904,225
							2,736,172	3,573,514
Less current portion					    322,608	    408,077
							$2,413,564	$3,165,437

In February 1989, the Company entered into a $4,000,000 term loan agreement with Citizens First National Bank of New Jersey. The terms of the loan required a monthly payment of interest at the Bank's prime rate (6.0% at June 30, 1994) plus 2 percent. The proceeds of the loan were used to repay amounts due under a term loan and notes payable under a line of credit arrangement aggregating $2,992,000. The term loan is secured by a lien on all Company assets, including a second mortgage on real property. The loan agreement contains provisions for the maintenance of minimum tangible net worth, minimum working capital and other restrictive covenants including restrictions which prevent the Company from paying dividends.

Subsequent amendments have been made to the terms of the term loan agreement.

On November 15, 1994, the Company's term loan agreement with National Westminster Bank (successor by merger to Citizens First National Bank of New Jersey) ("the Bank") was amended to extend the term to October 31, 2000.
Due to this recent amendment, the carrying amount of the Company's long-term debt is a reasonable estimate of fair value.

The term loan agreement amendment requires monthly principal payments of $18,400 plus accrued interest. Prior to this amendment, the Company had been required to make principal payments of $75,000 in July of each year plus $20,000 per month plus accrued interest. The interest rate was changed from two (2) percentage points over the Bank's prime rate to nine (9) percent per annum and working capital requirements have been reduced to $1,500,000.

The amendment also requires that the Company maintain net worth (excluding subordinated shareholder loans, characterized as "due to related party" on the balance sheet) of at least $750,000. The Company is also required to have earnings before interest, taxes, depreciation and amortization of intangibles (EBITDA) for each fiscal year which shall exceed the current principal payments due plus all interest payment due during such fiscal year and
 EBITDA shall not be less than twice the aggregate amount of all interest payments due for the same fiscal year.

The amended agreement also provides for a release of the Bank's lien on Company assets except for real property when the principal balance of the loan is less than $1,500,000.

Aggregate annual principal payments applicable to long-term debt for the years subsequent to June 30, 1995, based on the amended term loan agreements in place at June 30, 1995 are:

	1996		$322,608
	1997		332,158
	1998		342,604
	1999		354,030
	2000		328,812
	Thereafter	1,055,960

			$2,736,172

G.  Taxes on Income

During the first quarter of fiscal year 1994, and effective July 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". This Statement supersedes SFAS No. 96, "Accounting for Income Taxes", which was adopted by the Company in 1988. As permitted under the new rules, prior years' financial statements have not been restated. Accordingly, amounts shown for 1993 reflect income tax accounting under SFAS No. 96.

The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to recognize as a balance sheet asset, previously unrecorded deferred tax benefits from net operating loss carryforwards in the amount of $702,934 (computed at an anticipated effective tax rate of 40%), and to increase income in that year by such amount. The current year effect of the accounting change was a provision for income taxes of $72,005, or $.05 per share.

The Company believes that it is more likely than not that the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the expectation that the Company's real property, or a portion thereof, will generate income prior to the expiration of the loss carryforwards in an amount at least sufficient to realize the deferred tax benefit. The Company's net operating loss carryforwards are scheduled to expire in year 2006.

The provision for income taxes is summarized as follows:

					        Years Ended June 30,
					1995		1994		1993
	Deferred
	Federal				$(55,056)	$(61,073)	$    -
	State				(16,949)		(18,802)		      -

					$(72,005)	$(79,875)	$    -

The following is a reconciliation of income taxes at the Federal Statutory rate and the Company's effective income tax rate:
					        Years Ended June 30,
					1995		1994		1993
Statutory federal income tax rate		(34%)		(34%)		(34%)
State taxes, net of federal income
 tax benefit				(6)		(6)		(6)
Benefit of operating loss
carryforwards				     -    		--  		40
Effective income tax rate			(40%)		(40%)		    0%


Deferred tax assets and liabilities as of June 30, 1995 and June 30, 1994 consisted of the following:

Deferred tax assets:		1995		1994
Net operating loss carryforward	$667,701	$755,440
Deferred financing fees		63,906		39,942
Vacation accrual			    31,577	    31,024
				$763,184	$826,406

Deferred tax liabilities:
Depreciation			$144,270	$135,486
Deferred contract income		    67,860	    67,860
				$212,130	$203,346


20
H.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering all its employees. The Plan is qualified under the Internal Revenue Code. The method of determining the accrued benefit of an employee is the amount equal to
 .8% of an employee's average monthly salary times the number of years employed by the Corporation, to a maximum of 35 years. The Company's policy is to contribute the amounts allowable under Internal Revenue Service regulations.
 The plan assets are invested primarily in a fixed income investment account.

Net pension expense consists of the following:

						          Years ended June 30,
						1995		1994		1993
Service cost					$33,259		$37,709 		$42,651
Interest cost on projected benefit obligations		46,726		67,027 		64,760
Actual return on assets				  (28,391)	(38,681)		(45,697)
Net amortization and deferrals			  19,025		  15,220 	  19,194
Net pension expense				$70,619		$81,275 		$80,908

In both 1995 and 1994, the Company recorded its minimum pension liability as an other long term liability and a corresponding intangible asset included in other non-current assets. The funded status of the plan and the amount recognized on the balance sheet are as follows:

								           June 30,
								1995		1994
Actuarial present value of benefit obligations:
  Accumulated benefit obligation (including vested benefits of
  $634,401 and $586,359 as of June 30, 1995 and 1994
  respectively)							$645,079	$596,090
Projected benefit obligation					$732,221	$837,538
 Plan assets at fair value,
consisting of investments held in guaranteed insurance
 contracts							474,771		477,084
Projected benefit obligation in excess of plan assets			257,450		360,454
Unrecognized net gain/(loss)					15,380		(68,913)
Unrecognized net obligation					(101,219)	(115,679)
Prior service cost not yet recognized in net periodic pension
   cost								(58,621)		(65,949)
Adjustment required to recognize minimum liability -
   intangible asset							57,318		9,093
Accrued pension cost						$170,308	$119,006

Expected long-term rate of return on plan		1995			   1994
   assets						8.0% per annum		   7.75% per annum
Discount rate					7.5%compounded annually   7.75%
									 compounded annually
Salary increase					3.0%per annum		5.5% per annum


I.  Earnings Per Share

Earnings per share for the years ended June 30, 1995, 1994 and 1993 are based upon the weighted average number of shares outstanding. Stock options have not been considered in 1995, 1994 and 1993, as the effect would not be dilutive. The number of shares used in the computation of earnings per share was 1,339,531 in each of the years ended June 30, 1995, 1994 and 1993.


J.  Information About the Company's Operations in Different Industries


							Year ended June 30, 1995
								Leisure
								and		Total
						Electronics	Recreation	Company
							(in thousands)
Total revenue					$5,866		$     826		$6,692
Operating profit/(loss)				$  603		$   (105)		$498
Interest expense and other income - net						(319)
Earnings before income taxes							$179
Identifiable assets at June 30, 1995			$2,420		$   1,873	$4,293
Corporate assets									1,262
Total assets at June 30, 1995							$5,555


							Year ended June 30, 1994
								Leisure
								and		Total
						Electronics	Recreation	Company
								(in thousands)
Total revenue					$7,485		$    988		$8,473
Operating profit(loss)				$   959		$  (212)		$  747
Interest expense and other income - net						(549)
Earnings before income taxes							$  198
Identifiable assets at June 30, 1994			$3,500		$1,840		$5,340
Corporate assets									1,077
Total assets at June 30, 1994							$6,417


							Year ended June 30, 1993
								Leisure
								and		Total
						Electronics	Recreation	Company
								(in thousands)
Total revenue					$6,793		$  1,388		$8,181
Operating profit/(loss)				$  689		$      43		$732
Interest expense and other income - net						(414)
Earnings before income taxes							$318
Identifiable assets at June 30, 1993			$3,893		$1,791		$5,684
Corporate assets									331
Total assets at June 30, 1993							$6,015


The Company operates in two industries: electronics, and leisure and recreation. Operations in the electronics industry involve primarily supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the leisure and recreation industry involve the production and sale of snowmaking machinery and servicing of such machinery at the purchaser's expense beyond the warranty period. Total revenue by industry represents sales to unaffiliated customers, as reported in the Company statement of earnings.
There are no inter-segment sales.


Operating profit is total revenue less operating expenses. Operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. Depreciation for the electronics industry and the leisure and recreation industry, respectively, was approximately $91,000 and $32,000 in 1995, $86,000 and $35,000 in 1994, $192,000 and $67,000 in 1993.
Capital expenditures for the electronics industry were approximately $79,000 in 1995, $157,000 in 1994, and $38,000 in 1993. There were no capital expenditures for the leisure and recreation industry.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.

This year, 68% of electronic product revenues were the result of production efforts under the Navy's MK48 ADCAP Torpedo Program, of which the Fleet Exercise Section (FES) project provided 42%, the MK21 Exploder Assembly upgrade project provided 24%, and the original award under the ADCAP Torpedo program provided 2%. The other 32% of electronic product revenues were derived from various orders, limited in scope and duration that were generally for replacement parts for previously supplied Department of Defense equipment and other projects.
A large part of such other revenues is attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the Navy.

Last year, 73% of the revenues from electronic products were from production efforts under the Navy's MK48 ADCAP Torpedo Program, of which the Fleet Exercise Section (FES) project provided 45%, the original ADCAP Torpedo project provided 24% and the MK21 Exploder Assembly project provided 4%. Other electronic product revenues, comprising the remaining 27%, were derived from various orders, limited in scope and duration, for Department of Defense and other replacement equipment.

In 1993, 77% of the revenues from electronic products were from the production efforts under the Navy's ADCAP Torpedo programs. Other electronic product revenues, comprising of the remaining 23%, were derived from various orders which were limited in scope and duration for Department of Defense replacement equipment and other projects performed as a subcontractor.

Revenue for 1995, 1994 and 1993 amounting to approximately $826,000, $988,000, and $1,388,000, respectively, for the leisure and recreation industry which includes approximately $121,000, $321,000, and $601,000, respectively, of export sales. European export sales, which were responsible for $531,000 of revenues in 1993 and $321,000 in 1994, accounted for no revenues in 1995.


K.  Temporary Expropriation Expense

During the fiscal year ended 1990, $351,000 was received from the State of New Jersey Department of Transportation for a temporary expropriation of land for a period of four years to be used for easement and slope purposes in the construction of Interstate Highway 287. Subsequently, as a result of an appeal by the State of New Jersey, it was determined in April 1994 that the amount of $100,000 was to be repaid to the State of New Jersey Department of Transportation.



L.  Related Party Transaction

Due to related party represents notes payable to an officer (stockholder) of the
 Company. The notes are due upon demand and are subordinate to the term loan payable to National Westminister Bank. The officer (stockholder) has agreed not to seek repayment of the notes until the term loan has been repaid. Accordingly, the notes have been classified as long-term obligations. The notes bear interest at the fixed rate of 9% (which is the same interest rate payable on secured indebtedness to the Company's principal commercial bank lender, National Westminster Bank).

M.  Other Expense - Net

Other (expense)/income consists of the following for the year ended June 30:

					1995		1994		1993

Scrap and miscellaneous sales (net)	$4,399		$(9,138)		$2,029
Interest income				15,398		 3,289 		1,670
Gain on equipment sold			-- 		    696 		--
Bank financing fees			(59,535)		(59,535)		(39,690)

					$(39,738) 	$(64,688)	$(35,991)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
		ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Corporation's definitive proxy statement for the 1995 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Corporation's definitive proxy statement for the 1995 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive proxy statement for the 1994 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1988, Gordon C. Dewey, the Company's Chief Executive Officer and principal stockholder, lent the Company a total of $200,000 ($100,000 on each of
 November 23, 1988 and December 8, 1988, respectively). The loans, which are unsecured, provide for the payment of interest to Mr. Dewey at the fixed rate of 9% (which is the same interest rate payable on secured indebtedness to the Company's principal commercial bank lender, National Westminster Bank). The loans are repayable upon demand by Mr. Dewey, but are subordinated to the Company's term loan with the Bank.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
		ON FORM 8-K

(a)  (1)	The following financial statements are included in Part II Item 8:
												Page

		Independent Auditors Report						  12

		Balance Sheets, June 30, 1995 and 1994				  13

		Statements of Earnings, Years Ended June 30,
		1995, 1994 and 1993							  14

		Statements of Stockholders' Equity/(Deficit), Years Ended
		June 30, 1995, 1994 and 1993						  14

		Statements of Cash Flows, Years Ended June 30,
		1995, 1994 and 1993							  15

		Notes to Financial Statements						  16


     (2)		Exhibits									  28

		A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

(b)		Reports on Form 8-K

		No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION


_____________________________		___________________________________
BY: Gordon C. Dewey					BY:  Thom A. Velto, Treasurer
   President, Chief Executive
   Officer and Chief Financial
   Officer

DATE:	September 20, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


___________________________________		Date:  September 20, 1995
Alexander A. Cameron,		Director


___________________________________		Date:  September 20, 1995
Frances D. Dewey,		Director


___________________________________		Date:  September 20, 1995
Gordon C. Dewey,		Director


___________________________________		Date:  September 20, 1995
Peter Eustis,			Director


___________________________________		Date:  September 20, 1995
John G. McQuaid,		Director


___________________________________		Date:  September 20, 1995
Millard F. West,			Director


27
THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number										Page No.

3	(a)-	Certificate on Incorporation as amended.  This item wasfiled as part
		of the Registrant's Form 10-K for the year ended June 30, 1988 herein
		incorporated by reference.							--

3	(b)-	By Laws as amended.  This was filed as part of the Registrant's Form
		10-K for the year ended June 30, 1988 herein incorporated by reference.	--

4	(a)-	Mortgage note in the original principal amount of $1,385,000 having a
		final maturity in the year 2000, issued in connection with the construction
		of executive offices and production facilities in Oakland, New Jersey and
		the accompanying loan agreement and mortgage securing for such note.
		This item was filed as part of the Registrant's Form 10-K for the year
		ended June 30, 1981 and is herein incorporated by reference.			--

4	(b)-	Term loan agreement with Citizens First National Bank of New Jersey in
		the amount of $4,000,000 and the accompanying note and mortgage
		securing such note.  This item was filed as part of the Registrant's Form
		10-K for the year ended June 30, 1989 and is herein incorporated by
		reference.								--

4	(c)-	Amendment dated January 24, 1991 to such term loan agreement.  This
		item was filed as part of the Registrant's Form 10-K for the year ended
		June 30, 1989 and are herein incorporated by reference.			--

		Amendment dated December 16, 1992 to the term loan agreement with
		Citizens First National Bank of New Jersey.  This item was filed as part of
		the Registrant's Form 10-K for the year ended June 30, 1992 and is herein
		incorporated by reference.							--

		Amendment dated November 15, 1994  to the term loan agreement with
		National Westminster Bank (successor by merger to Citizens First National
		Bank of New Jersey).  This item was filed as part of the Registrant's Form
		10-Q for the period ended December 31, 1994 and is herein incorporated
		by reference.								--

4	(d)-	1983 Stock Option Plan.  This item was filed with the Registrant's
Definitive		Proxy Statement for the 1983 annual meeting of stockholders on
December	6, 1983 and is herein incorporated by reference.				--

