Form 10-K/A
period 1995-06-30
DEWEY ELECTRONICS CORP
filed 1995-10-19
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
__
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For the fiscal year ended June 30, 1994
or
__
|   |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

Commission file number 0-2892

THE DEWEY ELECTRONICS CORPORATION
(Exact name of registrant as specified in charter)

NEW YORK						13-1803974
(State of Incorporation)					I.R.S. Employer Identification No.)

27 Muller Road, Oakland, New Jersey						07436
(Address of principal executive offices)						Zip Code

201-337-4700
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.01 par value

Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form l0-K.   [X]
PART IV
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION


___________________________________
BY:  Thom A. Velto, Treasurer

DATE:	October 19, 1995

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number										Page No.

3	(a)-	Certificate on Incorporation as amended.  This item was
		filed as part of the Registrant's Form 10-K for the year
		ended June 30, 1988 herein incorporated by reference.		  --

3	(b)-	By Laws as amended.  This was filed as part of the
		Registrant's Form 10-K for the year ended June 30, 1988
		herein incorporated by reference.					  --

4	(a)-	Mortgage note in the original principal amount of
		$1,385,000 having a final maturity in the year 2000, issued
		in connection with the construction of executive offices
		and production facilities in Oakland, New Jersey and the
		accompanying loan agreement and mortgage securing
		for such note.  This item was filed as part of the Registrant's
		Form 10-K for the year ended June 30, 1981 and is herein
		incorporated by reference.						  --

4	(b)-	Term loan agreement with Citizens First National Bank of
		New Jersey in the amount of $4,000,000 and the
		accompanying note and mortgage securing such note.  This
		item was filed as part of the Registrant's Form 10-K for the
		year ended June 30, 1989 and is herein incorporated by
		reference.							  --

		Amendment dated January 24, 1991 to such term loan
		agreement.  This item was filed as part of the Registrant's
		Form 10-K for the year ended June 30, 1989 and are herein
		incorporated by reference.						  --

4	(c)-	Amendment dated December 16, 1992 to the term
		loan agreement with Citizens First National Bank of
		New Jersey.  This item was filed as part of the Registrant's
		Form 10-K for the year ended June 30, 1992 and is herein
		incorporated by reference.						  --

4	(d)-	1983 Stock Option Plan.  This item was filed with the
		Registrant's Definitive Proxy Statement for the 1983 annual
		meeting of stockholders on December 6, 1983 and is herein
		incorporated by reference.						  --

		Financial Data Schedule EX-27