Form 10-Q
period 1995-09-30
DEWEY ELECTRONICS CORP
filed 1995-11-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended September 30, 1995			Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION


A New York Corporation					I.R.S. Employer Identification
								No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700


Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)

has been subject to such filing requirements for the past 90 days.
  Yes  X   No    .

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at September 30, 1995.


THE DEWEY ELECTRONICS CORPORATION


INDEX




Part I		Financial Information					Page No.


		Condensed balance sheets -
		September 30, 1995 and June 30, 1995			 1

		Condensed statements of income -
			Three months ended September 30, 1995
			and September 30, 1994				 2

		Statements of cash flows for the three months
			ended September 30, 1995 and 1994		 3

		Notes to condensed financial statements			 4

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations					 6


Part II		Other Information


Item 6.	Exhibits and Reports on Form 8-K					9



	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED BALANCE SHEET

						SEPTEMBER 30		JUNE 30
						1995			1995
						(UNAUDITED)		(AUDITED)*

ASSETS:
CURRENT ASSETS:
   CASH                            						$213,130   		$578.314
   ACCOUNTS & NOTES RECEIVABLE		         620,131    			406,200
   INVENTORIES				                       1,661,089  		1,350,403
   CONTRACT COSTS & RELATED EST PROFITS
      IN EXCESS OF APPLICABLE BILLINGS	  1,192,426  		1,188,189
   PREPAID EXPENSES & OTHER CURRENT
      ASSETS					                        17,081     			47,019

      TOTAL CURRENT ASSETS		           	$3,703,857  		$3,670,125

PLANT PROPERTY & EQUIPMENT             		1,225,700   		1,203,241

OTHER ASSETS:
   DEFERRED TAX ASSETS	                  		579.319    			587,338
   OTHER NON CURRENT ASSETS		               92,545     			93,919

      TOTAL OTHER ASSETS		              	  671,864   		  681,257

TOTAL ASSETS		                        		$5,601,421  		$5,554,623

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES
   TRADE ACCOUNTS PAYABLE               		$333,334    		$269,108
   ACCRUED LIABILITIES			                  312,099    			263,645
   BILLINGS IN EXCESS OF CONTRACT COSTS &
       RELATED ESTIMATED PROFITS		       1,045,214   		1,045,214
   CURRENT PORTION OF LONG TERM DEBT	      324,915    			322,608


        TOTAL CURRENT LIABILITIES     		$2,015,562  		$1,900,575

LONG TERM PORTION OF LONG TERM DEBT     	2,333,472   		2,413,564

OTHER LONG TERM LIABILITY	                 	57,318	     		57,318
DUE TO RELATED PARTY			                    200,000    			200,000
STOCKHOLDERS' EQUITY:
   COMMON STOCK			                         	16,934     			16,934
   PAID IN CAPITAL				                   2,835,360   		2,835,360
   RETAINED EARNINGS			                 (1,337,075) 		(1,348,978)

                                   						1,515,219   		1,503,316

LESS TREASURY STOCK AT COST             		(520,150)   		(520,150)

      TOTAL STOCKHOLDERS' EQUITY         		995,069    			983,166

TOTAL LIABILITIES & STOCKHOLDERS
' EQUITY		                           			$5,601,421  		$5,554,623


*- CONDENSED FROM AUDITED FINANCIAL STATEMENTS

	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED INCOME STATEMENT
	SEPTEMBER 30, 1995

							YEAR TO DATE (3 MONTHS)


                          				THIS YEAR	% OF SALES	LAST YEAR	% OF SALES

REVENUES			                   $766,683	  100.00%  	$2,075,340  	100.00%

   COST OF REVENUES          		449,153  		58.58%  		1,604,982   	77.34%

GROSS PROFIT / (LOSS)         	317,530  		41.42%    		470,358  		22.66%

   SELLING & ADMIN
    EXPENSES	                		237,324  		30.95%    		252,095  		12.15%

OPERATING PROFIT / (LOSS)      	80,206   	10.46%    		218,263	  	10.52%

   INTEREST EXPENSE           		63,437   		8.27%     		80,284   		3.87%

   BANK FINANCING FEES          	2,018   		0.26%	     	14,884   		0.72%

   OTHER (INCOME)/EXPENSE      	(5,171)  	-0.67%	     	(5,041) 		-0.24%

INCOME / (LOSS) BEFORE
    TAXES                    			19,922   		7.19%    		128,137   		6.17%

DEFERRED TAX BENEFIT/
   (EXPENSE)                 			(8,019) 		-1.05%	     (51,580) 		-2.49%

NET INCOME / (LOSS)	          	$11,903   		1.55%	    	$76,557   		3.69%
                            				======	  	=====	      	======   		=====


INCOME PER SHARE BEFORE TAXES
   PRIMARY                   			$0.01	              			$0.10
   FULLY DILUTED		              $0.01		              		$0.10

NET INCOME PER SHARE
   PRIMARY                   			$0.01	              			$0.06
   FULLY DILUTED		              $0.01	              			$0.06

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    PRIMARY
    FULLY DILUTED            		1,339,531	           		1,339,531
			                           	1,339,531           			1,339,531
2

	THE DEWEY ELECTRONICS CORPORATION
	STATEMENTS OF CASH FLOWS

				                               		THREE MONTHS ENDED SEPTEMBER 30,
CASH FLOWS FROM OPERATIONS		             1995	     		1994

CASH FLOWS FROM OPERATIONS:
  NET INCOME	                        				11,903   			76,557

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION	                      			30,216    			30,208
   (INCREASE)/DECREASE IN ACCOUNTS AND
    NOTES RECEIVABLE		                	(113,931)     (51,102)
   (INCREASE)/DECREASE IN INVENTORIES 	(310,686)   	(164,954)
   (INCREASE)/DECREASE IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS	          		(4,237)    			830,923
   DECREASE/(INCREASE) IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS	         	29,938	     		(34,537)
   INCREASE/(DECREASE) IN ACCOUNTS
     PAYABLE				                      	64,226     			137,399
   INCREASE/(DECREASE) IN ACCRUED
    EXPENSES				                      	48,454     			(61,038)
   DECREASE/(INCREASE) IN OTHER
    ASSETS				                         	9,393      			82,666

   TOTAL ADJUSTMENTS	             		($246,627)     		$769,565

NET CASH (USED IN)/PROVIDED BY
     OPERATIONS	                 			($234,724)     		$846,122

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT			                     		(52,675)      			(2,455)

NET CASH (USED IN) INVESTING       		($52,675)      		($2,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM
    DEBT	                         				(77,785)     			(642,609)

NET CASH (USED IN) FINANCING	       	($77,785)     		($642,609)

NET (DECREASE)/INCREASE IN CASH   		($365,184)      		$201,058

CASH AT BEGINNING OF PERIOD         		578,314		       	367,202

CASH AT END OF PERIOD	             		$213,130       		$568,260
                               						=======        		=======

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

		The financial information included herein is unaudited; however, such
		information reflects all adjustments (consisting solely of normal recurring
		adjustments) which are, in the opinion of management, necessary for a fair
		statement of results for the interim periods.

		The results of operations for the three month period ended September 30,
1995 	are not necessarily indicative of the results to be expected for the full year.

NOTE 2:	INVENTORIES

		Inventories are valued at lower of cost (first-in, first-out method) or
market.  		Components of cost include materials, direct labor and plant overhead.

		As there is no segregation of inventories as to raw materials, work in
progress 		and finished goods for interim reporting periods (this information
is available at 		year end when physical inventories are taken and recorded),
 estimates		have been made for the interim periods.

                         					September 30, 1995	June 30, 1995
				                           	(UNAUDITED)     		(AUDITED)

		Finished Goods                 		$575,900   			$445,001
		Work In Process	                	$527,396   			$373,967
		Raw Materials	                  	$557,793   			$531,435
			                              		________   			________
				Total                       	$1,661,089  			$1,350,403
					========			========

NOTE 3:	NET INCOME PER SHARE

		Net income per share for the three months ended September 30, 1995
		is based upon the weighted average number of shares outstanding.  For the
		periods ended September 30, 1995, and September 30, 1994, stock options have
		not been considered as the effect would have been antidilutive.  The number
  of 		shares used in the computation of net income per share was:  1,339,531
  in 	1995 and in 1994.

THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 4:	INCOME TAXES


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


Federal income tax net operating loss carryforwards mainly arise from temporary differences between financial and taxable income. See Note G ("Taxes on Income") of the Notes to Financial Statements in the Company's Form 10-K for the fiscal year ended June 30, 1995, which describes the Company's loss carryforwards available for financial reporting and tax return purposes.

NOTE 5:	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit in banks and U.S. Treasury Securities with a maturity date not in excess of three months. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of such investments.


NOTE 6:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the short term nature of accounts receivable and accounts payable their carrying value is a reasonable estimate of fair value.

THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the information set forth under Item 7 of the Company's Report on Form 10-K for its fiscal year ended June 30, 1995.

Three months ended September 30, 1995 vs. 1994
-----------------------------------------------


For the first quarter of this fiscal year, revenues were $766,683, a decrease of $1,308,657 from last years first quarter revenues of $2,075,340. This decrease in revenues is the result of a reduction in both the electronic segment and the leisure product segment.

Electronic product revenues during this quarter decreased by $1,243,942 (from $1,933,642 last year to $689,700 this year). Leisure product revenues decreased by $64,715 (from $141,698 to $76,983).

Production curtailments due to engineering changes in the Fleet Exercise Section
(FES) project adversely impacted this year's first quarter electronic segment revenues. FES production was delayed pending government approval of these engineering changes, which was received in September. Although the Company anticipates an increase in second quarter revenue's, compared to the first quarter's, on the basis of business presently in hand it also expects fiscal 1996 revenues to be substantially lower than those of recent years.
Production costs will be correspondingly lower and fiscal 1996 should still be profitable.

In last year's first quarter, 78% of electronic product revenues were the result of production efforts under the Navy's MK48 ADCAP Torpedo Program, of which the FES project provided 61%, the MK21 Exploder Assembly upgrade project provided 15% and the original award under the ADCAP Torpedo program provided 2%.
The remaining 22% of electronic product revenues were derived from various orders, limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects.

This year, 87% of first quarter electronic product revenues were attributable to the ADCAP Torpedo Program, of which the FES project provided 45% , the Exploder upgrade project provided 35% and the original award provided 7%. Revenues from short term, government related projects provided the remaining 13%.

Delivery of the FES project is scheduled to be completed in January 1997. The contract awarded for the upgrade of MK21 Exploder assemblies has a final delivery schedule of September 1996.

As of September 30, 1995, the aggregate value of the Company's backlog of electronic products to be shipped was approximately $11 million.
The portion of this backlog not previously recorded as revenues is approximately $2 million. It is estimated that the present backlog will be shipped during the next 18 months and that approximately $1.5 million of this backlog, not previously recorded as revenues, will be recognized as revenues during the 1996 fiscal year.

The decrease in revenues from leisure products in the amount of $64,715 is the result of delayed orders for snowmaking machines.

Taking advantage of intensified machine supplier competition, ski areas are reluctant to make purchasing commitments by placing orders prior to required delivery. This requires the Company to build up machine inventories and accentuates the recognition of revenues in the second fiscal quarter, when the major portion of revenues from this segment of business are traditionally recorded. The foreign market continues to be very competitive, though this year orders have been received for snowmaking machines ahead of last year's pace.

Operating profit decreased by $138,057 compared to the first quarter of last year, principally as a result of reduced production levels in the electronics segment. Operating profit remained at 10.5% of revenues as it was for last year's first quarter.

Interest expense of $63,437 was lower than the prior years expense of $80,284 due to further principal reductions of outstanding indebtedness.


Liquidity and Capital Resources at September 30, 1995
--------------------------------------------------------------------------


The Company's working capital as of September 30, 1995 was $1,688,295 compared to $1,769,550 at June 30, 1995. This reduction of $81,255 can be attributed to an increase in trade payables and accrued expenses.

It is during the first quarter that the greatest demand is made on working capital due to the investment required to produce snowmaking machines for sale in subsequent fiscal quarters.


For the three month period ending September 30, 1995, $234,724 net cash flow was used in operations. This reflects the impact of increased inventory levels during the period in the amount of $310,686.

During the same period last year, $846,122 in net cash flow was provided by operations. The major portion of this was the result of billings of contract costs and related estimated profits, reducing this account by $830,923.
This cash flow was used in making principal payments of the Company's long term debt in the amount of $642,609. This year, principal payments of long term debt used $77,785 in net cash.

Expenditures for plant, property and equipment used $52,675, of which $40,000 was used towards the purchase of production machinery which had previously been leased. Last year, capital expenditures amounted to $2,455 during the same period.

The Company continues to meet its short term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

On a long term basis, the Company's liquidity will be dependent on the ability to maintain borrowing arrangements with National Westminster Bank NJ ("the Bank") or other lenders. The Company's term loan agreement with the Bank requires monthly principal payments of $18,400 plus accrued interest.
The interest rate is nine percent per annum.

The loan agreement requires that the Company maintain working capital of $1,500,000 and net worth (excluding subordinated shareholder loans, characterized as "due to related party" on the balance sheet) of at least $750,000. The Company is also required to have earnings before interest, taxes, depreciation and amortization of intangibles (EBITDA) for each fiscal year which shall exceed the current principal payments due plus all interest payments due during such fiscal year and EBITDA shall not be less than twice the aggregate amount of all interest payments due for the same fiscal year. The loan agreement contains other covenants.

The principal amount outstanding under the Company's term loan agreement as of September 30, 1995 was $1,946,000. The amount outstanding under its note to the New Jersey Economic Development Authority was $543,286.


PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------------------


No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE DEWEY ELECTRONICS CORPORATION


November 13, 1995
Date						Thom A. Velto, Treasurer
						Principal Accounting Officer

November 13, 1995
Date						Edward L. Proskey
						Vice President, Operations

