Form 10-Q
period 1995-12-31
DEWEY ELECTRONICS CORP
filed 1996-02-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended December 31, 1995		Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION


A New York Corporation					I.R.S. Employer Identification
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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at December 31, 1995.


THE DEWEY ELECTRONICS CORPORATION


INDEX


Part I		Financial Information					Page No.


		Condensed balance sheets -
			December 31, 1995 and June 30, 1995		 1

		Condensed statements of income -
			Six months ended December 31, 1995
			and December 31, 1994				 2

			Three months ended December 31, 1995
			and December 31, 1994				 3

		Statements of cash flows for the six months
			ended December 31, 1995 and 1994		 4

		Notes to condensed financial statements			 5

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations					 7


Part II		Other Information

Item 4.	Submission of Matters to a Vote of Security
			Holders						11

Item 6.	Exhibits and Reports on Form 8-K					11


	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED BALANCE SHEET

					DECEMBER 31		JUNE 30
					1995			1995
					(UNAUDITED)		(AUDITED)*

ASSETS:
CURRENT ASSETS:
   CASH	                           				$169,288		$ 578,314
   ACCOUNTS & NOTES RECEIVABLE	         660,557		 	506,200
   INVENTORIES			                     1,540,294 	1,350,403
   CONTRACT COSTS & RELATED
      EST PROFITS IN EXCESS OF
      APPLICABLE BILLINGS		           1,319,823		1,188,189
   PREPAID EXPENSES & OTHER
     CURRENT ASSETS		                   	71,515  			47,019

      TOTAL CURRENT ASSETS        	 	$3,761,477 $3,670,125

PLANT PROPERTY & EQUIPMENT           	1,204,933		1,203,241

OTHER ASSETS:
   DEFERRED TAX ASSETS                		579,319 			587,338
   OTHER NON CURRENT ASSETS             	91,379  			93,919

      TOTAL OTHER ASSETS              		670,698 			681,257

TOTAL ASSETS                      			$5,637,108	$5,554,623

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES
   TRADE ACCOUNTS PAYABLE             	$383,920 		$269,108
   ACCRUED LIABILITIES	                	366,478 			263,645
   BILLINGS IN EXCESS OF
      CONTRACT COSTS & RELATED
      ESTIMATED PROFITS	             	1,045,214		1,045,214
   CURRENT PORTION OF LONG
      TERM DEBT			                      327,276 			322,608

        TOTAL CURRENT LIABILITIES   	$2,122,888	$1,900,575


LONG TERM PORTION OF LONG
    TERM DEBT                     				2,252,769		2,413,565


OTHER LONG TERM LIABILITY               	57,318  			57,318
DUE TO RELATED PARTY	                  	200,000	 		200,000

STOCKHOLDERS' EQUITY:
   COMMON STOCK                       			16,934	  		16,934
   PAID IN CAPITAL		                 	2,835,360		2,835,360
   RETAINED EARNINGS	               	(1,328,010)(1,348,978)

                                 					1,524,284		1,503,316

LESS TREASURY STOCK AT COST           	(520,150)		(520,150)

      TOTAL STOCKHOLDERS' EQUITY     	1,004,133	  	983,165

TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY                			$5,637,108	$5,554,623

*- CONDENSED FROM AUDITED FINANCIAL STATEMENTS

	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED INCOME STATEMENT

							SIX MONTHS ENDED DECEMBER 31,


                          			1995	    	% OF SALES   	1994   		  % OF SALES

REVENUES		                	$1,954,503 	100.00%     	$4,189,268 	100.00%

   COST OF REVENUES	       	1,290,694  	66.04%     		3,294,875  	78.65%

GROSS PROFIT / (LOSS)        	663,809 		33.96%       		894,393 		21.35%

   SELLING & ADMIN
     EXPENSES              			521,003 		26.66%       		547,035 		13.06%

OPERATING PROFIT / (LOSS)    	142,806  		7.31%	       	347,358  		8.29%

   INTEREST EXPENSE         		125,352  		6.41%       		150,422  		3.59%

   BANK FINANCING FEES         	4,036  		0.21%        		29,768  		0.71%

   OTHER (INCOME)/EXPENSE    	(15,569)		-0.80%       		(12,536)		-0.30%

INCOME / (LOSS) BEFORE
    TAXES                   			28,987  		2.44%       		179,705  		4.29%

DEFERRED TAX BENEFIT/
   (EXPENSE)	                		(8,019)		-0.41%       		(51,580)		-1.23%

NET INCOME / (LOSS)         		$20,968  		1.07%      		$128,125   	3.06%
                          				======	   	=====       		======  		=====

INCOME PER SHARE BEFORE
    TAXES
       PRIMARY	            			$0.02		$0.13
       FULLY DILUTED			       $0.02		$0.13

NET INCOME PER SHARE
      PRIMARY             				$0.02		$0.10
      FULLY DILUTED			        $0.02		$0.10

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING

    PRIMARY             				1,339,531  	1,339,531
    FULLY DILUTED		        	1,339,531  	1,339,531

	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED INCOME STATEMENT

                              						THREE MONTHS ENDED DECEMBER 31,


                         				1995  		% OF SALES  	1994     		% OF SALES

REVENUES	               		$1,187,820	100.00%     	$2,113,929	100.00%

   COST OF REVENUES        		841,540		70.85%	     	1,689,893	 79.94%

GROSS PROFIT / (LOSS)       	346,280		29.15%       		424,036		20.06%

   SELLING & ADMIN
     EXPENSES             			283,680		23.88%       		294,940		13.95%

OPERATING PROFIT / (LOSS)    	62,600		5.27%        		129,096 		6.11%

   INTEREST EXPENSE         		61,915		5.21%         		70,138 		3.32%

   BANK FINANCING FEES        	2,018		0.17%	         	14,884 		0.70%

   OTHER (INCOME)/EXPENSE   	(10,398)	-0.88%	          (7,495)	-0.35%

INCOME / (LOSS) BEFORE
    TAXES                   			9,06	   0.76%         		51,569		2.44%

DEFERRED TAX BENEFIT/
   (EXPENSE)                   			0  		0.00%              		0		0.00%

NET INCOME / (LOSS)        		$9,065  		0.76%        		$51,569		2.44%
                         				====== 		=====         		======		=====

INCOME PER SHARE BEFORE
     TAXES
        PRIMARY	          			$0.01		$0.04
        FULLY DILUTED		     	$0.01		$0.04

NET INCOME PER SHARE
   PRIMARY		               		$0.01		$0.04
   FULLY DILUTED			          $0.01		$0.04

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    PRIMARY	           			1,339,531  	1,339,531
    FULLY DILUTED	      		1,339,531  	1,339,531

	THE DEWEY ELECTRONICS CORPORATION
	STATEMENTS OF CASH FLOWS

                        							SIX MONTHS ENDED DECEMBER 31,

                                							1995        		1994

CASH FLOWS FROM OPERATIONS:
  NET (LOSS)/INCOME	              				$20,968      		$128,126

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION		                   			61,529        		60,419
   (INCREASE)/DECREASE IN ACCOUNTS AND
    NOTES RECEIVABLE			             	(154,357)      	(267,692)
   (INCREASE)/DECREASE IN INVENTORIES(189,891)        	(8,299)
   (INCREASE)/DECREASE IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS			       	(131,635)       	907,469
   (INCREASE)/DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS		       	(24,496)	      	(30,994)
   INCREASE/(DECREASE) IN ACCOUNTS
       PAYABLE                       	114,812        		32,463
   INCREASE/(DECREASE) IN ACCRUED
       EXPENSES                      	102,833       		(65,324)
   DECREASE IN OTHER ASSETS		         	10,559	        	72,991

   TOTAL ADJUSTMENTS	            			($210,646)      	$701,033

NET CASH (USED IN)/PROVIDED BY
    OPERATIONS                     	($189,678)      	$829,159

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT	                    				(63,221)        		(2,455)

NET CASH (USED IN) INVESTING	     		($63,221)        	($2,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM
    DEBT	                           (156,127)       	(707,529)

NET CASH (USED IN)/PROVIDED BY
    FINANCING                     	($156,127)      	($707,529)

NET INCREASE/(DECREASE) IN CASH 			($409,026)       	$119,175

CASH AT BEGINNING OF PERIOD       			578,314        		367,202

CASH AT END OF PERIOD	           			$169,288        	$486,377
				                              			=======         	=======

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

		The financial information included herein is unaudited; however, such
		information reflects all adjustments (consisting solely of normal recurring
		adjustments) which are, in the opinion of management, necessary for a fair
		statement of results for the interim periods.

		The results of operations for the six month period ended December 31, 1995
  are 	not necessarily indicative of the results to be expected for the full year.

NOTE 2:	INVENTORIES

		Inventories are valued at lower of cost (first-in, first-out method) or
  market.  	Components of cost include materials, direct labor and plant overhead.

		As there is no segregation of inventories as to raw materials, work in
  progress	and finished goods for interim reporting periods (this information is available at year end when physical inventories are taken and recorded),
  estimates	have been made for the interim periods.

                        					December 31, 1995		June 30, 1995
				                           	(UNAUDITED)   			(AUDITED)

		Finished Goods	           	$587,301        			$445,001
		Work In Process		          $391,268        			$373,967
		Raw Materials	            	$561,725        			$531,435
					                       	________        			________
				Total	                 $1,540,294	        $1,350,403
				                       		=======         			=======

NOTE 3:	NET INCOME PER SHARE

		Net income per share for the three and six months ended December 31, 1995 is
		based upon the weighted average number of shares outstanding.  For the
		periods ended December 31, 1995, and December 31, 1994, stock options have
		not been considered as the effect would have been antidilutive.  The number of shares used in the computation of net income per share was:  1,339,531 in 1995 and in 1994.

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

THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the continuing statements appearing at the end of the discussion.

Six months ended December 31, 1995 vs. 1994
---------------------------------------------------------------

Revenues for the first six months this year were $1,954,503, a decrease of $2,234,765 compared to last year's revenues for the same period. This decrease in revenues is the result of a reduction in both the electronic product segment and the leisure product segment.

Electronic product revenues decreased by $2,045,957 compared to the same six month period last year (from $3,568,663 to $1,522,706). Production curtailments due to engineering changes in the Fleet Exercise Section (FES) project adversely impacted this year's first quarter revenues. FES production was delayed pending government approval of these engineering changes, which was received in September. FES production resumed during the second quarter with a revised delivery schedule. Although the Company expects that production will continue more steadily, revenues and profits will be lower than in recent years.
It is expected however, that the Company will show a profit for the second half of this fiscal year.

For the first six month period this year, 76.5% of electronic product revenues were the result of production efforts under the Navy's MK48 ADCAP Torpedo Program, of which the FES project provided 48.8%, the MK21 Exploder Assembly upgrade project provided 24.5% and the original awards under the ADCAP Torpedo program provided 3.2%. The remaining 23.5% of electronic product revenues were derived from various orders, limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects.

In the first six months of last year, 72.3% of electronic product revenues were attributable to the ADCAP Torpedo Program, of which the FES project provided 53.5%, the Exploder Assembly upgrade project provided 18.0% and original awards provided .8%. Revenues from short term, government related projects provided the remaining 27.7%.


Delivery of the FES project is scheduled to be completed in January 1997. The contract awarded for the upgrade of MK21 Exploder Assemblies requires the Navy to provide exploder assemblies to be upgraded. Based on the current rate at which the assemblies are being received, scheduled completion is estimated to be July 1997. However, this delivery schedule is currently being reviewed.

As of December 31, 1995, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately
$1.2 million. It is estimated that approximately $1 million of this amount will be recognized as revenues during the balance of the 1996 fiscal year. The following were the approximate aggregate values on the following dates of the Company's backlog of electronic products not theretofore recorded as revenues: June 30, 1995 - $1 million; December 31, 1994 $3 million;
June 30, 1994 - $6 million.

Revenues from leisure products decreased by $188,808 (from $620,605 to $431,797) compared to the same six months of last year, as the result of fewer snowmaking machines being sold.

The major portion of revenues from this segment of business have been traditionally recorded during the second quarter. This season, weather conditions have been favorable for ski areas in general, and orders continue to be received into the third quarter.

Operating profit decreased by $204,552 compared to last year. This was partially offset by lower interest expense and Bank fees resulting from principal reduction payments being made.


Three Months Ended December 31, 1995 vs 1994
======================================

Revenues for the second quarter this year were $1,187,820 compared to $2,113,929 last year. The decrease of $929,106 resulted from a reduction in revenues in the electronic segment of $802,015 and $124,094 in the leisure segment of business.

Operating income of $62,600 this year is $66,496 less than last year, principally as a result of reduced production levels in the electronics segment.

See the discussions of six-month results above.

Liquidity and Capital Resources at December 31, 1995
==========================================

The Company's working capital as of December 31, 1995 was $1,638,589 compared to $1,769,550 at June 30, 1995. This reduction of $130,961 can be attributed to an increase in trade payables and accrued expenses.

For the six month period ended December 31, 1995, operations used $189,678 in net cash flow. This amount reflects the impact of increased inventory levels during the period.

During the same period last year, operations provided $829,159 in net cash flow as a result of the billing of contract costs and related estimated profits. This cash flow was used to make additional principal reduction payments of the Company's long term debt.

Expenditures for plant, property and equipment used $63,221 of which $40,000 was used towards the purchase of production machinery which had previously been leased. Last year, capital expenditures amounted to $2,455 for the same period.

The Company continues to meet its short term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

On a long term basis, the Company's liquidity will be dependent on the ability to maintain borrowing arrangements with National Westminster Bank NJ
("the Bank") or other lenders. The Company's term loan agreement with the Bank requires monthly principal payments of $18,400 plus accrued interest. The interest rate is nine percent per annum.The loan agreement requires that the Company maintain working capital of $1,500,000 and net worth (excluding subordinated shareholder loans, characterized as "due to related party" on the balance sheet) of at least $750,000. The Company is also required to have earnings before interest, taxes, depreciation and amortization of intangibles (EBITDA) for each fiscal year which shall exceed the current principal payments due plus all interest payments due during such fiscal year and EBITDA shall not be less than twice the aggregate amount of all interest payments due for the same fiscal year. The loan agreement contains other covenants.

The principal amount outstanding under the Company's term loan agreement as of December 31, 1995 was $1,890,800. The amount outstanding under its note to the New Jersey Economic Development Authority was $517,936.

Business Uncertainties
==================

Each of the Company's two business segments, electronic products and leisure products, are experiencing intense competition and the impact of the difficult economic environment.

Electronic Products

Most of the Company's revenues are derived from the electronic product segment of its business. Virtually all electronic product revenues are attributable to business with the Department of Defense of the federal government (or with prime government contractors). During the last two fiscal years and periods subsequent thereto, a single U.S. Navy program, the MK48 ADCAP Torpedo Program, has been responsible for all of the Company's long-term government contract revenues and has accounted for from two-thirds to three-quarters of total revenues from government-related business. The Company expects that the U.S. Navy will continue to consider this program as necessary to national defense.

Electronic product revenues are determined by the percentage of completion method of accounting. The use of estimates to complete projects is required under this accounting method. These estimates are reviewed by management on an ongoing basis and are adjusted when necessary in the opinion of management.
No significant adjustments are anticipated to be made to current estimates; but changes in contract requirements and the efforts needed to meet such changes are normal events in the defense electronics industry and have affected work under aspects of the ADCAP Torpedo Program.

Leisure Products

Taking advantage of competitive pressures in the snow-making machine industry, ski areas have become reluctant to make purchase commitments for machines in advance of required delivery dates, forcing manufacturers to carry larger inventories and adding to such uncertainties of the snow-making machine business as weather conditions.

Properties

The Company owns approximately 90 acres of land and the building it occupies in Bergen County, New Jersey, which are carried on its books at approximately $1,000,000 but which are believed to have a fair market value substantially in excess of this amount. This property is adjacent to a full interchange of Interstate Route 287. The Company has for some time been exploring alternative methods of increasing its shareholders' equity by realizing the value of this property, such as the sale of some or all of the property, a sale lease-back arrangement or long-term financing. The northern New Jersey real estate market has not been favorable for such a transaction in recent years and no assurances can be made that any transaction will occur.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders
---------------------------------------------------------------------------

On December 6, 1995, at the Company's annual meeting of shareholders, the following five directors were elected to serve for the ensuing year. Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the only nominees for directors):

Name			               			For	     			Withheld

Alexander A. Cameron  			1,128,040			3,200
Frances D. Dewey			     	1,128,157			3,083
Gordon C. Dewey			      	1,128,157			3,083
Peter Eustis				        	1,128,157			3,083
John G. McQuaid			      	1,128,157			3,083

Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------------------


No reports on Form 8-K have been filed during the quarter ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						THE DEWEY ELECTRONICS CORPORATION


February 14, 1996				_________________________________
Date		           				Thom A. Velto, Treasurer
						               Principal Accounting Officer


February 14, 1996				________________________________
Date	           					Edward L. Proskey
						               Vice President, Operations

