Form 10-Q
period 1996-03-31
DEWEY ELECTRONICS CORP
filed 1996-05-15
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 1996

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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at March 31, 1996.



THE DEWEY ELECTRONICS CORPORATION


INDEX


Part I	Financial Information				Page No.


		Condensed balance sheets -
			March 31, 1996 and June 30, 1995	 1

		Condensed statements of income -
			three and nine months ended
			March 31, 1996 and March 31, 1995	 2

		Statements of cash flows for the
			nine months ended March 31, 1996
			and 1995						3

		Notes to condensed financial statements	4

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations					6


Part II		Other Information


Item 6.	Exhibits and Reports on Form 8-K		10



THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEET

                               					MARCH 31  			JUNE 30
				                               	1996   			  	1995
				                              	(UNAUDITED)	 	(AUDITED)*
ASSETS:
CURRENT ASSETS:
 CASH		                          		$ 195,214  			$578,314
 ACCOUNTS & NOTES
  RECEIVABLE			                      574,793   			506,200
 INVENTORIES		                    	1,444,580 			1,350,403
 CONTRACT COSTS &
  RELATED EST PROFITS
  IN EXCESS OF
  APPLICABLE
  BILLINGS		                      	1,434,303 			1,188,189
 PREPAID EXPENSES &
  OTHER CURRENT ASSETS            	   24,558    			47,019


  TOTAL CURRENT ASSETS            $3,673,448  	$3,670,125

PLANT PROPERTY & EQUIP             1,173,951   	1,203,241

OTHER ASSETS:
 DEFERRED TAX ASSETS                	573,917   			587,338
 OTHER NON CURRENT
  ASSETS                              90,629    	  93,919

   TOTAL OTHER ASSETS               	664,546   			681,257

TOTAL ASSETS                      $5,511,945  	$5,554,623

LIABILITIES &
 STOCKHOLDERS EQUITY:
CURRENT LIABILITIES
 TRADE ACCOUNTS PAY-
  ABLE	                          			$312,352  			$269,108
 ACCRUED LIABILITIES                	392,631   			263,645
 BILLINGS IN EXCESS
  OF CONTRACT COSTS &
  RELATED ESTIMATED
  PROFITS		                      		1,045,214 			1,045,214
 CURRENT PORTION OF
  LONG TERM DEBT	                   	329,690   			322,608


TOTAL CURRENT
  LIABILITIES                  			$2,079,887 		$1,900,575

LONG TERM PORTION OF
  LONG TERM DEBT                   2,171,443   	2,413,565

OTHER LONG TERM
  LIABILITY                        			57,318    			57,318
DUE TO RELATED PARTY                	200,000   			200,000

STOCKHOLDERS EQUITY:
 COMMON STOCK                      			16,934    			16,934
 PAID IN CAPITAL	                 	2,835,360 			2,835,360
 RETAINED EARNINGS               ( 1,328,846) 	(1,348,978)
                                   1,523,448   	1,503,316

LESS TREASURY STOCK AT
  COST	                          			(520,150) 			(520,150)

  TOTAL STOCKHOLDERS
    EQUITY                         1,003,298     	983,165

TOTAL LIABILITIES &
  STOCKHOLDERS EQUITY             $5,511,945  	$5,554,623

*- CONDENSED FROM AUDITED FINANCIAL STATEMENTS
         1

THE DEWEY ELECTRONICS CORPORATION

CONDENSED INCOME STATEMENT
MARCH 31, 1996


THREE MONTHS ENDED		                    			NINE MONTHS ENDED
 MARCH 31,					                               	MARCH 31,

  1996    	   	1995                     			1996	    		1995

$1,197,735   	$1,604,130   REVENUES     	$3,152,239 	$5,793,398

   847,644   		1,225,193   COST OF      		2,138,338 		4,520,068
                     					 REVENUES

   350,091     		378,937 	GROSS PROFIT/  	1,013,901 		1,273,330
				                     	(LOSS)

   285,780     		286,182 	SELLING & ADM    	806,783   		833,216
					                     EXPENSE

    64,311      		92,755 	OPERATING        	207,118   		440,114
				                     	PROFIT/(LOSS)

    61,126      		62,793 	INTEREST        		186,478   		213,215
					                     EXPENSE

     2,018      		14,884 	BANK FINANCING     	6,054    		44,651
					                     FEES

    (3,399)     		(2,134)	OTHER (INCOME)    (18,967)  		(14,670)
                    					 /EXPENSE

     4,566      		17,212 	INCOME/          		33,553   		196,917
					                     (LOSS)BEFORE
					                     TAXES

    (5,402)      		2,504 	DEFERRED TAX     	(13,421)  		(49,076)
                     					BENEFIT/EXPENSE)

     ($836)    		$19,716 	NET INCOME/      	$20,132  		$147,841
				                     	(LOSS)

INCOME PER SHARE BEFORE TAXES


    $0.00      		$0.01   	PRIMARY         		$0.03     		$0.15
    $0.00      		$0.01   	FULLY DILUTED    	$0.03     		$0.15


NET INCOME PER SHARE:

    $0.00      		$0.01   	PRIMARY         		$0.02	     	$0.11
    $0.00      		$0.01   	FULLY DILUTED    	$0.02     		$0.11


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:


  1,339,531	 	1,339,531 	 PRIMARY       		1,339,531		1,339,531
  1,339,531 		1,339,531  	FULLY DILUTED  	1,339,531		1,339,531


	THE DEWEY ELECTRONICS CORPORATION
		STATEMENTS OF CASH FLOWS


                               						    NINE MONTHS ENDED MARCH 31,


                                  									1996	       	1995
CASH FLOWS FROM OPERATIONS:
  NET INCOME						                        	$20,132     	$147,841
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
    DEPRECIATION                      						96,741       	92,269
    (INCREASE)/DECREASE IN ACCOUNTS AND
     NOTES RECEIVABLE			                 		(68,593)     	127,836
    (INCREASE)/DECREASE IN INVENTORIES	   	(94,177)      	58,678
    (INCREASE)/DECREASE IN CONTRACT COSTS
     AND RELATED ESTIMATED PROFITS IN EXCESS
     OF APPLICABLE BILLINGS		           		(246,115)     	601,089
   DECREASE/(INCREASE) IN PREPAID EXPENSES
     AND OTHER CURRENT ASSETS			           	22,461       	(6,792)
   INCREASE/(DECREASE) IN ACCOUNTS PAYABLE 	43,244      	(79,450)
   INCREASE/(DECREASE) IN ACCRUED EXPENSES	128,986      	(45,950)
   DECREASE IN OTHER NON CURRENT ASSETS	   	16,711       	71,860

   TOTAL ADJUSTMENTS	                				($100,742)     $819,540

NET CASH (USED IN)/PROVIDED BY OPERATIONS	($80,610)     $967,381

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT		                        					(67,450)      	(7,172)

NET CASH (USED IN) INVESTING	          			($67,450)     	($7,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM DEBT	 	(235,040)   	 (772,968)

NET CASH (USED IN)/PROVIDED BY FINANCING	($235,040)    ($772,968)

NET (DECREASE)/INCREASE IN CASH       			($383,100)     $187,241

CASH AT BEGINNING OF PERIOD            				578,314	      367,202

CASH AT END OF PERIOD                					$195,214    	 $554,443


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1:	BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the nine month period ended March
31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

             						March 31, 1996		June 30, 1995
					             	(UNAUDITED)   		(AUDITED)

		Finished Goods	 	$545,121     			$445,001
		Work In Process 	$396,498     			$373,967
		Raw Materials	  	$502,961	     		$531,435
				             		________	     		________
				Total       	$1,444,580    		$1,350,403
            						========	     		========

NOTE 3:	NET INCOME PER SHARE

Net income per share for the three and nine months ended March 31, 1996 is based upon the weighted average number of shares outstanding. For the periods ended March 31, 1996, and March 31, 1995, stock options have not been considered as the effect would have been antidilutive. The number of shares used in the computation of net income per share was: 1,339,531 in 1996 and in 1995.

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


THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis contain forward-looking statements that should be read in conjunction with the continuing statements appearing at the end of the discussion.


Nine months ended March 31, 1996 vs. 1995


Revenues for the first nine months this year were $3,152,239, a decrease of $2,641,159 compared to last year's revenues for the same period. This decrease in revenues is the result of a reduction in both the electronic product segment and the leisure product segment.

Electronic product revenues decreased by $2,471,099 compared to the same nine month period last year (from $5,014,417 to $2,543,318). Production curtailments due to engineering changes in the Fleet Exercise Section (FES) project adversely impacted this years first quarter and beginning of the second quarter revenues. These engineering changes, initiated by the Company, were required as a result of incomplete government-provided drawings for the project. Production was delayed pending government approval of the Companys proposed changes which was not received until the end of the first fiscal quarter. FES production resumed during the second quarter with a revised delivery schedule. Although the Company expects that production will continue more steadily, based on current backlog and present orders, revenues and profits will be lower than in recent years. It is expected however, that the Company will be profitable for the remainder of this fiscal year.

For the nine month period this year, 77.9% of electronic product revenues were the result of production efforts under the Navys MK48 ADCAP Torpedo Program, of which the FES project provided 59.3%, the MK21 Exploder Assembly upgrade project provided 14.0% and the original awards under the ADCAP Torpedo program provided 4.6%. The remaining 22.1% of electronic product revenues were derived from various orders, limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects.

In the first nine months of last year, 66.1% of electronic product revenues were attributable to the ADCAP Torpedo Program, of which the FES project provided 41.6%, the Exploder Assembly upgrade project provided 22.6% and original awards provided 1.9%. Revenues from short term, government related projects provided the remaining 33.9%.

Delivery of the FES project is scheduled to be completed in January 1997. The contract awarded for the upgrade of MK21 Exploder Assemblies requires the Navy to provide exploder assemblies to be upgraded. Based on the current rate at which the assemblies are being received, scheduled completion is estimated to be July 1997. However, this delivery schedule is still being reviewed.

As of March 31, 1996, the aggregate value of the Companys backlog of electronic products not previously recorded as revenues was approximately $1.2 million. It is estimated that approximately $800,000 of this amount will be recognized as revenues during the balance of the 1996 fiscal year. The following were the approximate aggregate values on the following dates of the Companys backlog of electronic products not theretofore recorded as revenues: June 30, 1995 - $1 million; March 31, 1995 - $2 million; December 31, 1994 $3 million; June 30, 1994 - $6 million.

Revenues from leisure products decreased by $170,060 (from
$778,981 to $608,921) compared to the same nine month period last year, as the result of fewer snowmaking machines being sold during the second quarter when the major portion of revenues from this segment of business have been traditionally recorded.

Operating profit decreased by $232,997 compared to last year.
This was partially offset by lower interest expense resulting from principal reduction payments being made and less accrual of Bank financing fee expense.


Three Months Ended March 31, 1996 vs 1995


Revenues for the third quarter this year were $1,197,735 compared to $1,604,130 last year. The decrease of $406,395 resulted from a reduction in revenues in the electronic segment of $425,142, due to a lower level of business activity. Revenues in the Leisure segment of business increased by $18,747.

Reduced production levels in the electronics segment and increased leisure segment sales of parts not covered under warranty are reflected in revenues. The combined result is $28,444 less operating income this year compared to last years third quarter.

See the discussions of nine month results above.


Liquidity and Capital Resources at March 31, 1996


The Company's working capital as of March 31, 1996 was $1,593,561 compared to $1,769,550 at June 30, 1995. This reduction of $175,989 can be attributed to an increase in trade payables and accrued expenses.

For the nine month period ended March 31, 1996 operations used
$80,610 in net cash flow. This amount reflects the impact of increased inventory levels during the period.

During the same period last year, operations provided $967,381 in net cash flow as a result of the billing of contract costs and related estimated profits. This cash flow was used to make additional principal reduction payments of the Companys long term debt.

Expenditures for plant, property and equipment used $67,450 of which $40,000 was used towards the purchase of production machinery which had previously been leased. Last year, capital expenditures amount to $7,172 for the same period. Although it is expected that expenditures will be made during the remainder of the year, no significant capital expenditures are anticipated.

The Company continues to meet its short term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

On a long term basis, the Companys liquidity will be dependent on the ability to maintain borrowing arrangements with National Westminster Bank NJ (the Bank) or other lenders. The
Companys term loan agreement with the Bank requires monthly principal payments of $18,400 plus accrued interest. The interest rate is nine percent per annum.

The loan agreement requires that the Company maintain working capital of $1,500,000 and net worth (excluding subordinated shareholder loans, characterized as due to related party on the balance sheet) of at least $750,000. The Company is also required to have earnings before interest, taxes, depreciation and amortization of intangibles (EBITDA) for each fiscal year which shall exceed the current principal payments due plus all interest payments due during such fiscal year and EBITDA shall not be less than twice the aggregate amount of all interest payments due for the same fiscal year. The loan agreement contains other covenants.

The principal amount outstanding under the Companys term loan agreement as of March 31, 1996 was $1,835,600. The amount outstanding under its note to the New Jersey Economic Development
Authority was $492,013.


Business Uncertainties


Each of the Companys two business segments, electronic products and leisure products, are experiencing intense competition and the impact of the difficult economic environments as are other companies in the same or similar industries.

	Electronic Products


Most of the Companys revenues are derived from the electronic product segment of its business. Virtually all electronic product revenues are attributable to business with the Department of Defense of the federal government (or with prime government contractors). During the last two fiscal years and periods subsequent thereto, projects derived from a single U.S. Navy program, the MK48 ADCAP Torpedo Program, have been responsible for all of the Companys long-term government contract revenues and have accounted for from two-thirds to three-quarters of total revenues from government-related business. The Company expects that the U.S. navy will continue to consider this program as necessary to national defense, and that the Company will continue to participate in this program. However, there can be no assurance that this will occur.

Electronic product revenues are determined by the percentage of completion method of accounting. The use of estimates to complete projects is required under this accounting method.
These estimates are reviewed by management on an ongoing basis and are adjusted when necessary in the opinion of management. No significant adjustments are anticipated to be made to current estimates, but changes in contract requirements and the efforts needed to meet such changes are normal events in the defense electronics industry.

	Leisure Products


Taking advantage of competitive pressures in the snowmaking machine industry, ski areas have become reluctant to make purchase commitments for machines in advance of required delivery dates, forcing manufacturers to carry larger inventories and adding to such uncertainties of the snowmaking machine business as weather conditions.

	Properties


The Company owns approximately 90 acres of land the building it occupies in Bergen County, New Jersey, which are carried on its books at approximately $1,000,000 but which are believed to have a fair market value substantially in excess of this amount. This property is adjacent to a full interchange of Interstate Route
287. The Company has for some time been exploring alternative methods of increasing its shareholders equity by realizing the value of this property, such as the sale of some or all of the property, a sale lease-back arrangement or long-term financing. The northern New Jersey real estate market has not been favorable for such a transaction in recent years and no assurance can be made that any transaction will occur.


PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K



No reports on Form 8-K have been filed during the quarter ended
March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE DEWEY ELECTRONICS CORPORATION



May 15, 1996				__________________________
Date	      					Thom A. Velto, Treasurer
					          	Principal Accounting Officer



May 15, 1996				________________________________
Date	      					Edward L. Proskey
					          	Vice President, Operations


