Form 10-K
period 1996-06-30
DEWEY ELECTRONICS CORP
filed 1996-09-30
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
__
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

or
__
|   |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-2892

THE DEWEY ELECTRONICS CORPORATION
(Exact name of registrant as specified in charter)

NEW YORK						13-1803974
(State of Incorporation)			(I.R.S. Employer Identification No.)

27 Muller Road, Oakland, New Jersey 07436
(Address of principal executive offices)Zip Code

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

The aggregate market value of the voting stock held by nonaffiliates of registrant, computed by reference to the price at which the stock was sold as of the close of business on August 30, 1996: $737,501.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at August 30, 1996.


THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS

PART I

Item										Page

 1.	Business								   1

 2.	Properties								   3

 3.	Legal Proceedings							   3

 4.	Submission of Matters to a Vote of Security Holders		   3

PART II

 5.	Market for Registrant's Common Equity and Related
	Stockholder Matters							   4

 6.	Selected Financial Data						   5

 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				   6

 8.	Financial Statements and Supplementary Data			  12

 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure				  27

PART III

10.	Directors and Executive Officers of the Registrant		  27

11.	Executive Compensation						  27

12.	Security Ownership of Certain Beneficial Owners and
	Management								  27

13.	Certain Relationships and Related Transactions		  27

PART IV

14.	Exhibits, and Reports on Form 8-K				  28

PART I

Item 1.	BUSINESS

The Dewey Electronics Corporation (herein referred to as the "Company") was incorporated in the State of New York in 1955. It is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey. The Company has two industry segments: electronics; and leisure and recreation.

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

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three years ended June 30, 1996 are set forth in Note J ("Information About the Company's Operations in Different Industries") of the Notes to Financial Statements.

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

As of August 30, 1996, the Company had a work force of 33 employees, of whom 9 were technical or professional personnel. Last year at the same date, the workforce included 35 employees, of whom 9 were technical or professional personnel. Fluctuations in the workforce may result from the seasonal nature of the leisure and recreation segment of business as well as the flow of production related to government contracts.

ELECTRONICS SEGMENT

This segment of business accounted for 85% of total revenues in fiscal 1996 and 88% of total revenues in fiscal 1995 and 1994.

The Company has continued to pursue both long-term and short-term awards from various Government agencies and related business sectors in its areas of electronic and mechanical expertise. The Company, however, is bidding for such contracts in competition with other companies, including other small firms as well as Fortune 500 companies, in a time of diminished and less predictable military spending.

Since substantially all of the Company's electronics business comes from contracts with various agencies of the United States Government or subcontracts with prime Government contractors, the loss of Government business would have a material adverse effect on this segment of business.

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

LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 15% of the Company revenues in fiscal 1996 and 12% of the Company's revenues in fiscal 1995 and 1994.

Snowmaking equipment is sold to ski areas as original equipment or as replacement for existing equipment. Such equipment is sold under a sales contract that provides for a substantial down payment and retention of a security interest in the equipment until full payment is received. Most snowmaking equipment is paid for in full at delivery to the customer. Typically, in other cases, full payment is made within one year. The Company has not experienced any losses due to resale of the equipment following default by customers. The Company services the equipment at the purchaser's expense beyond a warranty period that expires at the end of the snowmaking season in which the sale occurs.

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

The Company is currently renegotiating its lease for this facility. The current lease had an expiration date of August 31, 1996. (See Note E ("Commitments and Contingencies") of the Notes to Financial Statements.)


Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings.


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.


PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol "DEWY".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

Quarterly Common Stock Price Range

				Fiscal Year 1996			Fiscal Year 1995

	Quarter		High		Low			High		Low

	lst			  .75 		.25			1.75	 	.75
	2nd			  .625		.1875	1.125		.50
	3rd			1.0625 	.375		1.00		 .50
	4th			1.0625 	.4375  .875		.50

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Under provisions of the Company's term loan agreement with Fleet National Bank, the Company cannot, during the term of the loan, without the Bank's written consent, declare any dividend on any of its stock (other than one solely in shares of its capital stock) in excess of 110% of the total cash dividend declared in the preceding fiscal year in which a dividend was declared or authorize any other distribution on any of its stock (other than one payable solely in shares of its capital stock) or redeem any shares of its stock for cash. The loan agreement is referred to under Item 7 (Managements Discussion and Analysis of Financial Condition and Results of Operations) and in Note F ("Long-Term Debt") of the Notes to Financial Statements.

There were no dividends declared or paid during the fiscal years 1996 and 1995.
 The Corporation has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of August 30, 1996 was 891.


Item 6.  Selected Financial Data



			(In thousands of dollars except per share amounts)


                                              Year ended June 30,
                                     1996    1995    1994     1993    1992
Net Sales............................$4,595  $6,692  $8,473   $8,181  $9,080
Earnings before income taxes and
 cumulative effect of Accounting
 change.                              ..409     179    198(1)    318  364(1)
Net earnings..........................  244     107     821(2)   318  364
Net earnings per share before income
 taxes and cumulative effect of
 Accounting change..                 $  .31    $.13   $  .15   $ .24  $ .27
Net earnings per share......            .18     .08      .61   $ .24  $ .27
Cash dividends per common share         --       --       --     --      --
Total assets...........              $5,372   $5,555  $6,417   $6,015  $6,542
Long-term obligations.            ....2,289    2,614   3,365    3,714   4,191
Working capital....                   1,879    1,770   2,310    2,471   2,417
Stockholders' equity/(deficit)........1,227      983     876       55    (263)


(1)	  Includes temporary expropriation expense of $100,000 in 1994 and temporary expropriation income of $172,250 in 1992.

(2) See Note G (Taxes on Income) of the Notes to Financial Statements for information as to the effect of adopting Statement of Financial Accounting Standards (SFAS) No. 109 in fiscal 1994.



Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the cautionary statements appearing under Current Business Environment and elsewhere in this discussion.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 1996 are set forth in Note J (Information About the Companys Operations in Different Industries) of the Notes to Financial Statements.

Revenues for the fiscal year 1996 were 31% lower than the revenues for 1995 and 46% lower than the revenues of 1994.

Electronics Segment

Electronic product revenues in fiscal year 1996 were 33% lower than the revenues of 1995 (from $5,866,000 in 1995 to $3,925,000 in 1996) and 48% lower than the revenues of fiscal year 1994 ($7,485,000), which was approximately $700,000 higher than 1993 revenues as a result of a delay in the receipt of a U.S. Navy contract award.

The decline reflects a generally lower level of activity in this segment of the business. In addition, this years first quarter and early second quarter revenues were adversely impacted by production curtailments due to engineering changes in the Fleet Exercise Section (FES) project. These changes, initiated by the Company because of incomplete Government provided project drawings, delayed production until after Government approval of the changes was received at the end of the first quarter. Fourth quarter revenues were $772,000 compared to $854,000 in the last quarter of fiscal 1995. This years fourth quarter revenues were favorably affected by approximately $343,000 of revenues attributable to operations in prior years, recognized in this quarter upon receipt of advice from the Government following contract review, amounting to approximately $.15 net earnings per share.

This year, 74% of electronic product revenues were from the production efforts under the Navys MK48 ADCAP Torpedo Program. Of this amount, the Fleet Exercise Section (FES) project provided 60%, the MK21 Exploder Assembly Upgrade project provided 9% and the 5% remaining was the result of efforts under the original award of the ADCAP Torpedo Program.

The other 26% of this years electronic product revenues resulted from various orders which were more limited in scope and duration. These orders were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues is attributable to the Companys Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the Navy.


Delivery of the FES project is scheduled to be completed in January 1997. Based on the current rate at which exploder assemblies are being received from the Navy for upgrading, scheduled completion of the MK21 project is estimated to be July 1997. However, this delivery schedule is still being reviewed.

Production efforts under the ADCAP Torpedo Program accounted for 68% of electronic product revenues in fiscal 1995 (with FES production accounting for 42%, MK21 production accounting for 24% and the original award under the Program accounting for 2%) and 73% of such revenues in fiscal 1994 (of which the FES project provided 45%, the original award provided 24% and the MK21 project provided 4%). Other electronic product revenues were derived from various orders, limited in scope and duration, for Department of Defense and other replacement equipment.

The aggregate value of the Companys backlog of electronic products not previously recorded as revenues was $1 million on June 30, 1996, $1 million on June 30, 1995 and $6 million on June 30, 1994. It is estimated that the present backlog will be shipped during the next 18 months and that the $1 million of this backlog not previously recorded as revenues will be recognized as revenues during the 1997 fiscal year.

On August 23, 1996, the Company was awarded a contract with the U.S. Army to provide tactical generator sets. The Army has placed an initial order for approximately $1 million. The contract allows for additional production orders spanning a 5 year period, with 5 separate ordering periods, and has the potential for sales of up to approximately $40 million. However, the Army is not obligated to order any additional amounts and there can be no assurance that it will do so.

Leisure and Recreation Segment

In the leisure and recreation industry segment, revenues for 1996, 1995 and 1994 amounted to approximately $670,000, $826,000 and $988,000, respectively. Included in these revenues are export sales amounting to approximately $92,000, $121,000 and $321,000, respectively. This decline in export sales has been a principal factor in the reduction of leisure and recreation revenues.
The Company is continuing to face stronger competition in foreign markets and has directed more efforts in that area. By utilizing its strong professional and designing capabilities, the Company has also expanded the type of services that it provides to the snowmaking industry, which is anticipated to increase revenues in the domestic market.

The backlog of orders of snowmaking equipment to be shipped was approximately $156,000 on June 30, 1996, $166,000 on June 30, 1995 and $291,000 on June 30,
1994. All of the current backlog will be shipped during the current fiscal year.

Gross Profit

Gross profit was 37% in fiscal year 1996, 24% in fiscal year 1995 and 23% in fiscal year 1994.
7
Gross profit on electronic product revenues increased to 43% in fiscal year 1996 due to favorable results of the completion of the original award of the ADCAP Torpedo Program and more economical production efforts on the FES project. Without the additional $343,000 of fourth quarter revenue referred to above, gross profit on electronic product revenues would have been 32%. The gross profit in this segment was 24% in fiscal years 1995 and 1994.

Gross profit on leisure products for the same periods was 5% in 1996, 21% in 1995 and 13% in 1994. The reduction in gross profit percentage this year is attributed to marketing pressures in the machine sale market causing more competitive pricing and increased development costs. The Company believes that it has improved its marketing position compared to last year as a result of these development efforts.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $1,070,659 (23% of revenues) in fiscal 1996, $1,082,596 (16% of revenues) in fiscal 1995 and $1,175,389 (14% of revenues) in fiscal 1994. The Company is currently evaluating further cost reduction possibilities.

Interest Expense

Interest expense for the last three fiscal years was: $262,905 in 1996, $279,087 in 1995 and $383,757 in 1994.

Interest on a 9% note payable to the New Jersey Economic Development Authority, and interest on borrowings under a term loan agreement with Fleet National Bank (successor in interest to National Westminster Bank) (the "Bank"), referred to below and in Note F ("Long Term Debt") of the Notes to Financial Statements, constitute essentially all of the Company's interest expense.

Reduced interest expense on borrowings other than the 9% note can be attributed to principal reduction payments made during the fiscal year.

Other Income/(Expense)-Net

Other Income for fiscal 1996 is the result principally of interest income of $8,679 and income from miscellaneous sales of $20,376, net of a prorated portion ($8,072) of the minimum restructuring fee resulting from a 1992 amendment to the Companys term loan agreement (See Note F (Long-Term Debt) of the Notes to Financial Statements).

For fiscal 1995, Other Expense includes a prorated portion ($59,535) of the minimum restructuring fee, interest income of $15,348 and income from miscellaneous sales of $4,399.

Other Expense for fiscal 1994 includes a prorated portion ($59,535) of the minimum restructuring fee, miscellaneous discounts of $9,138, interest income of $3,289 and a gain on used equipment sold of $696.


8
Income Taxes

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

    The tax provisions for the fiscal years ended June 30, 1996, 1995 and 1994 were at an effective rate of 40%.

Changing Prices

Price changes and inflation did not have any material effect on operations over the last three years.

Liquidity and Capital Resources

The Companys working capital was $1,879,138 at June 30, 1996 and $1,769,550 at June 30, 1995. This increase in working capital resulted from a reduction in current liabilities.

The ratio of current assets to current liabilities was 2:06:1 at June 30, 1996 and 1:93:1 at June 30, 1995.

In fiscal year 1996, operating activities used net cash of $42,406, expenditures for plant and equipment used $124,897 and $322,609 was used in payment of long term debt. These activities resulted in a net reduction in cash and cash equivalents of $489,912.

In fiscal year 1995, operating activities provided net cash of $1,187,372, expenditures for plant and equipment used $79,383 and $896,877 was used in payment of long term debt including a voluntary principal reduction payment under the term loan agrement. These activities resulted in a net increase in cash and cash equivalents of $211,112.

In fiscal year 1994, operating activities provided net cash of $763,501, expenditures for plant and equipment used $156,698, the sale of used equipment provided $8,425 and $493,792 was used in payment of long term debt. The effect of these activities was a net increase in cash and cash equivalents of $121,436.



The Company continues to meet its short term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

On a long term basis, the Companys liquidity will be dependent on the ability to maintain borrowing arrangements with the Bank (or other lenders). The term loan under the agreement with the Bank requires monthly principal payments of $18,400 plus accrued interest and matures on October 31, 2000.
The interest rate is nine percent per annum. The term loan agreement requires that the Company maintain working capital of at least $1,500,000 and maintain net worth (excluding subordinated shareholder loans, characterized as due to related party on the balance sheet) of at least $750,000. The Company is also required to have earnings before interest, taxes, depreciation and amortization of intangibles (EBITDA) for each fiscal year which shall exceed the current principal payments due plus all interest payments due during such fiscal year and EBITDA shall not be less than twice the aggregate amount of all interest payments due for such fiscal year. The term loan agreement contains other covenants and provides for a release of the Banks lien on Company assets, except for real property, when the principal balance of the loan is less than $1,500,000.

The Company has no material commitments for capital expenditures as of the end of this fiscal year.

The Company owns approximately 90 acres of land and the building it occupies in Bergen County, New Jersey, which are carried on its books at approximately $1,000,000 but which are believed to have a fair market value substantially in excess of this amount. This property is adjacent to a full interchange of Interstate Route 287. Management continues to investigate possible uses of this property which would be favorable to the Companys stockholder equity.

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

Each of the Companys two business segments -- electronic products and leisure and recreation products -- is experiencing intense competition and the impact of difficult economic environments, as are other companies in the same or similar industries.

Electronic Products

Most of the Companys revenues are derived from the electronic product segment of its business. Virtually all electronic product revenues are attributable to business with the Department of Defense of the Federal Government (or with Government contractors). During the last two fiscal years, projects derived from a single U.S. Navy program, the MK48 ADCAP Torpedo Program, have been responsible for all of the Companys long-term Government contract revenues and have accounted for two-thirds to three-quarters of total revenues from Government related business. The Company expects that the U.S. Navy will continue to consider this program as necessary to national defense and that the Company will continue to participate in this program. However, there can be no assurance that this will occur.

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

Leisure and Recreation Products

Taking advantage of competitive pressures in the snowmaking machine industry, ski areas have become reluctant to make purchase commitments for machines in advance of required delivery dates, forcing manufacturers to carry larger inventories and adding to such uncertainties of the snowmaking machine business as weather conditions.

Properties

The Company has for some time been exploring alternative methods of increasing its shareholders equity by realizing the value of its 90 acres of land and building situated thereon, such as the sale of some or all of the property, a sale/lease-back arrangement or long-term financing. The northern New Jersey real estate market has not been favorable for such a transaction in recent years and no assurance can be given that any transaction will occur.


Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Index to Financial Statements and Supplementary Data


											Page

Independent Auditors' Report							  13

Financial Statements:

	Balance Sheets, June 30, 1996 and 1995				  14

	Statements of Earnings, Years Ended June 30, 1996,
	1995 and 1994								  15

	Statements of Stockholders' Equity/(Deficit), Years Ended June
	30, 1996, 1995 and 1994							  15

	Statements of Cash Flows, Years Ended June 30, 1996
	1995 and 1994								  16

	Notes to Financial Statements						  17



INDEPENDENT AUDITORS REPORT



Board of Directors of
  The Dewey Electronics Corporation
Oakland, New Jersey


We have audited the accompanying balance sheets of The Dewey Electronics Corporation as of June 30, 1996 and 1995, and the related statements of earnings, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30,1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, the Corporation changed its method of accounting for income taxes effective July 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.


Deloitte & Touche LLP

September 11, 1996
Parsippany, New Jersey







Balance Sheets

									                                              June 30,
                                                   1996           1995
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...........................$88,402    $  578,314
Accounts receivable (includes U.S. Government
 receivables of approximately $816,000 in 1996
 and $266,000 in 1995)..                       ...1,029,246       506,200
Inventories...................................... 1,416,163     1,350,403
Contract costs and related estimated profits
 in excess of billings.......          ........   1,111,967     1,188,189
Prepaid expenses and other current assets........    11,334        47,019

TOTAL CURRENT ASSETS..............................3,657,112     3,670,125

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements......................... 513,161       513,161
Building and improvements.........................1,799,383     1,797,864
Machinery and equipment...........................2,298,705     2,195,586
Furniture and fixtures............................  147,512       147,512
                                                  4,758,761     4,654,123
Less accumulated depreciation and amortization....3,556,102     3,450,882
                                                  1,202,659     1,203,241
DEFERRED TAX ASSET..................................422,295       587,338
OTHER NON-CURRENT ASSETS.........................    89,876        93,919

TOTAL ASSETS.....................................$5,371,942     5,554,623

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable...................................$370,807    $  269,108
Accrued expenses and other liabilities..............282,904       183,287
Pension costs accrued..............................  90,497        80,358
Billings in excess of contract costs and related
 estimated profits.....                  .......... 701,608     1,045,214
Current portion of long-term debt...................332,158       322,608

TOTAL CURRENT LIABILITIES.........................1,777,974     1,900,575

LONG-TERM DEBT..................................  2,089,477     2,413,564

OTHER LONG-TERM LIABILITY............................77,179        57,318
DUE TO RELATED PARTY............................... 200,000       200,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000
  shares, issued and outstanding,
  none......................................        --                  --
Common stock, par value $.01; authorized
 3,000,000 shares...                                16,934         16,934
Paid-in capital..................................2,835,307      2,835,307
Accumulated deficit.............................(1,104,832)    (1,348,978)
                                                 1,747,409      1,503,263
Less:  Treasury stock, at cost.................    520,097        520,097
                                                 1,227,312        983,166
TOTAL LIABILITY AND STOCKHOLDERS EQUITY         $5,371,942    $5,554,623

See notes to financial statements--

Statements of Earnings
                                         								Years ended June 30,
                                          1996          1995          1994
Revenues..................................$4,594,993  $6,691,731  $8,473,118

Cost of revenues.......................... 2,875,201   5,111,451   6,550,853

Gross profit...............................1,719,792   1,580,280   1,922,265

Selling, general and administrative
 expenses.........                         1,070,659   1,082,576   1,175,389

Operating profit.............................649,133     497,704     746,876

Interest expense............................(262,905)   (279,087)   (383,757)
Temporary expropriation expense............   --           --       (100,000)
Other income/(expense) -net...................22,408     (39,738)    (64,688)

Earnings before income taxes and cumulative
effect of accounting change..................408,636     178,879     198,431

Income tax provision........................(164,490)    (72,005)    (79,875)

Earnings before cumulative effect of accounting
  change.....................................244,146     106,874     118,556

Cumulative effect of accounting change....    --             --      702,935

NET EARNINGS................................$244,146    $106,874    $821,491

Earnings per share before cumulative effect
of accounting change........................$  .18     $     .08   $     .09

Cumulative effect of accounting change...       --            --   $     .52

NET EARNINGS PER SHARE......................$  .18      $    .08     $   .61

Statements of Stockholders' Equity/(Deficit)

                                       										            Treasury stock
                    Common Stock                     			     		at cost
                                     Paid in   Accumulated
                 Shares    Amount    capital     Deficit   Shares  Amount
Balance,
  June 30, 1993  1,693,397 $16,934 $2,835,307 $(2,277,343) 353,866 $520,097
 Net Earnings        --       --        --        821,491    --      --

Balance,
 June 30, 1994   1,693,397 16,934   2,835,307  (1,455,852) 353,866  520,097
 Net Earnings        --       --        --        106,874    --       --

Balance,
 June 30, 1995   1,693,397 16,934   2,835,307  (1,348,978) 353,866 $520,097
 Net Earnings        --       --        --        244,146    --       --

Balance,
 June 30, 1996   1,693,397 $16,934 $2,835,307 $(1,104,832) 353,866 $520,097

See notes to financial statements

Statements of Cash Flows
                                  								      Years ended June 30,
                                            1996       1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings...............................$244,146  $106,874  $821,491
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation..............................125,479   122,696  121,470
  Amortization..........................      4,043     6,789    5,500
  Gain on sale of property, plant and equipmen  --       --       (696)
  Deferred financing costs.................   8,072    59,535   59,535
  (Increase)/Decrease in accounts receivable (523,046) 280,433 (120,303)
  (Increase)/Decrease in Inventories..... ..(65,760)    3,343  (101,994)
  Decrease in contract costs and related estimated
    profits in excess of applicable billing  76,222    693,858  585,978
  Decrease in billings in excess of contract
  costs and related estimated profits......(343,606)     --     (28,386)
  Decrease in prepaid expenses and other current
    assets................................   35,686      2,855   15,601
  Decrease in other noncurrent assets......  19,861     18,662   11,300
  Decrease/(Increase) in deferred tax asset.165,043     72,558  (623,060)
  Increase/(Decrease) in accounts payable...101,699   (116,867)   19,722
  Increase/(Decrease) in accrued expenses and
      other liabilities.....                 99,616    (24,716)  (17,570)
  Increase/(Decrease) in pension costs
  accrued...........                         10,139    (38,648)   14,913
Total adjustments..........................(286,552)  1,080,498  (57,990)

Net cash (used)/provided by operating
 activities.... ....                        (42,406)  1,187,372   763,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and
 equipment........                           --         --          8,425
Expenditures for property, plant and
 equipment.                               (124,897)    (79,383)  (156,698)

Net cash used in investing activities.....(124,897)    (79,383)  (148,273)

CASH USED IN FINANCING ACTIVITIES:
Payment of long-term debt.................(322,609)    (896,877) (493,792)

NET (DECREASE)/INCREASE IN CASH AND
  CASH EQUIVALENTS..........              (489,912)     211,112   121,436

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR..................................578,314      367,202    245,766

CASH AND CASH EQUIVALENTS AT END
  OF YEAR......                      .....$ 88,402     $578,314   $367,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid) received during the year for:
Interest.................................$(246,594)  $(279,785) $(383,549)
Interest received.....................$      8,679   $   15,398  $  3,289

See notes to financial statements

Notes to Financial Statements
Years ended June 30, 1996, 1995, and 1994


A.  Summary of Significant Accounting Policies

1.  Government Contract Accounting

Revenues and estimated earnings under defense contracts are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
An amount equal to contract costs and estimated profit (limited to estimated net realizable value) attributable to claims is included in revenue when realization is probable and the amount can be reasonably estimated. Claims settled in excess of recorded amounts are recognized as collected. During fiscal year 1996, the Company recorded $343,000 of income related to the settlement of a government contract.

2.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Components of cost include materials, direct labor and factory overhead.

3.  Property, plant and equipment

Property, plant and equipment are stated at cost. Allowance for depreciation and amortization is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

4.  Intangibles

The excess of investment over net assets acquired had been amortized on a straight-line basis by charges to earnings over a twenty year period which ended June 30, 1994.

5.  Income taxes

On July 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This statement supersedes SFAS No. 96, "Accounting for Income Taxes" which was adopted by the Company in 1988. The Company has reported the cumulative effect of the change in accounting method as of the beginning of the 1994 fiscal year.

6.  Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits in banks and U.S. Treasury Securities with a maturity date not in excess of three months. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of such investments.

7.  Fair value of financial instruments

     Due to the short term nature of accounts receivable and accounts payable their carrying value is a reasonable estimate of fair value.

8.  Use of Estimates

    The process of preparing financial statements in conformity with Generally Accepted Accounting Principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

B.  Inventories

Inventories consist of:

                                   					    June 30,
                                              1996            1995
Finished goods                              $546,731         $445,001
Work in progress                             376,103          373,967
Raw materials                                493,329          531,435

                                          $1,416,163       $1,350,403


C.  Costs and Estimated Earnings on Uncompleted Contracts


                                  								    June 30,
							                                     1996              1995

Costs incurred on contracts in progress     $63,685,233   $62,735,358

Estimated contract profit                     9,082,983     8,095,440

                                  							    72,768,216    70,830,798
Less:  billings to date                      72,357,857    70,687,823

                                               $410,359   $   142,975



Included in the accompanying balance sheets under the following captions:

                                           							    June 30,
                                                 1996           1995

Contract costs and related estimated
  profits in excess of applicable billings      $1,111,967    $1,188,189

Billings in excess of contract costs and
  related estimated profits                       (701,608)   (1,045,214)

                                                 $ 410,359    $   142,975


D.  Stock Option Plan

The Company's stock option plan, which expires in 1998, authorizes the granting of options to various executives and key employees to purchase shares of common stock. Such options are granted at fair market value of the stock on the date of grant and are exercisable over a five-year period. At June 30, 1996, options for a maximum of 90,000 shares are authorized and 74,650 shares are available for grant. Shares granted are exercisable at $.9375 and from various dates during the period June 3, 1994 to June 3, 1998.

The changes in the number of shares under option are as follows:

                                   Shares Granted
                                   and Reserved

Balance, June 30, 1993       						45,000
Cancelled	          							        (5,000)

Balance, June 30, 1994 and 1995				40,000
Cancelled/Expired		          					(25,000)

Balance, June 30, 1996     						  15,000

Exercisable at June 30, 1996	  				15,000

In June 1996 the Financial Accounting Standards Board issued Statement No. 123 Accounting for Stock-Based Compensation. The Company has not determined what methodology will be used for adoption of this statement.



E.  Commitments and Contingencies

The Company has leased under operating leases certain machinery, equipment and warehouse facilities. Future minimum rental commitments as of June 30, 1996 are as follows:

1997			$26,918
1998     5,862
1999	    3,231
		    	$36,011


Total rent expense was $97,572, $194,869 and $247,796, for each of the years ended June 30, 1996, 1995 and 1994, respectively.

The Company is currently renegotiating its lease for its warehouse facility. The current lease had an expiration date of August 31, 1996.

F.  Long-Term Debt

Long-term debt at June 30, consists of:
                                        							1996     			1995

9% mortgage note payable to New Jersey
  Economic Development Authority, due
  through 2000, due in monthly installments
  of $12,461 including interest, collateralized
  by the Company's office building and plant.   $474,405   $576,212

9% Term loan payable to Fleet National Bank
  due in monthly installments of $18,400 plus
  interest.                                    1,947,230  2,159,960
                                               2,421,635  2,736,172
Less current portion                             332,158    322,608
                                              $2,089,477 $2,413,564

On November 15, 1994, the Companys term loan agreement with a predecessor in interest of Fleet National Bank (the Bank) was amended to extend the term to October 31, 2000. Due to this recent amendment, the carrying amount of all of the Companys long-term debt is a reasonable estimate of fair value.

The term loan agreement amendment requires monthly principal payments of $18,400 plus accrued interest. Prior to this amendment, the Company had been required to make principal payments of $75,000 in July of each year plus $20,000 per month plus accrued interest. The interest rate was changed from two (2) percentage points over the Banks prime rate to nine (9) percent per annum and working capital requirements have been reduced to $1,500,000.

The amendment also requires that the Company maintain net worth (excluding subordinated shareholder loans, characterized as due to related party on the balance sheet) of at least $750,000. The Company is also required to have earnings before interest, taxes, depreciation and amortization of intangibles (EBITDA) for each fiscal year which shall exceed the current principal payments due plus all interest payments due during such fiscal year and EBITDA shall not be less than twice the aggregate amount of all interest payments due for the same fiscal year.


Under provisions of the Company's term loan agreement with Fleet National Bank, the Company cannot, during the term of the loan, without the Bank's written consent, declare any dividend on any of its stock (other than one solely in shares of its capital stock) in excess of 110% of the total cash dividend declared in the preceding fiscal year in which a dividend was declared or authorize any other distribution on any of its stock (other than one payable solely in shares of its capital stock) or redeem any shares of its stock for cash.

The Company is in compliance with the provisions of the term loan agreement.

The amended agreement also provided for a release of the Banks lien on Company assets except for real property when the principal balance of the loan is less than $1,500,000.

Aggregate annual principal payments applicable to long-term debt for the years subsequent to June 30, 1996, based on the amended term loan agreements in place at June 30, 1996 are:

1997             $332,158
1998              342,604
1999              354,030
2000              328,812
2001            1,064,031

               $2,421,635

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

The Company believes that it is more likely than not that the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the expectation that the Company's real property, or a portion thereof, will generate income prior to the expiration of the loss carryforwards in an amount at least sufficient to realize the deferred tax benefit. The Company's net operating loss carryforwards for tax purposes were $1,335,000 at June 30, 1996 and are scheduled to expire in year 2006.

The provision for income taxes is summarized as follows:



                                        					    Years Ended June 30,
                                 1996           1995                1994
Deferred
Federal                          $125,772      $55,056            $61,073
State                              38,718       16,949             18,802

                                  $164,490      $72,005             $79,875



The following is a reconciliation of income taxes at the federal statutory rate and the Company's effective income tax rate:

                                  						Years ended June 30,
                                    1996            1995             1994

Statutory federal income tax rate    34%           34%                34%

State taxes, net of federal income
  tax benefit                        6              6                  6

Benefit of operating loss
  carryforwards                      --             --                --

Effective income tax rate            40%           40%                40%


Deferred tax assets and liabilities as of June 30, 1996 and June 30, 1995 consisted of the following:

Deferred tax assets:                           1996                   1995
  Net operating loss carryforward              $510,629               $667,701
  Deferred financing fees                        64,719                 63,906
  Vacation accrual                               32,130                 31,577
                                               $607,478               $763,184

Deferred tax liabilities:
  Depreciation                                 $153,053               $144,270
  Deferred contract income                       67,860                 67,860
                                               $220,913               $212,130

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


Net pension expense consists of the following:

                          						              Years ended June 30,
                                     1996             1995           1994
Service cost                         $29,721          $33,259       $37,709
Interest cost on projected benefit
  obligations                         47,195           46,726        67,027
  Actual return on assets            (28,913)         (28,391)      (38,681)
  Net amortization and deferrals      20,489           19,025        15,220
  Net pension expense                $68,492          $70,619       $81,275

In both 1996 and 1995, the Company recorded its minimum pension liability as an other long term liability and a corresponding intangible asset included in other non-current assets. The funded status of the plan and the amount recognized on the balance sheet are as follows:

                       						                        June 30,
                                                  1996              1995
Actuarial present value of benefit obligations:
  Accumulated benefit obligation (including
  vested benefits of $663,052 and $634,401
  as of June 30, 1996 and 1995 respectively)   $674,366          $645,079
Projected benefit obligation                   $771,662          $732,221
  Plan assets at fair value, consisting of
  investments held in a fixed income
  investment account                            479,337           474,771
Projected benefit obligation in excess of
  plan assets                                   292,325           257,450
  Unrecognized net gain/(loss)                  (10,804)           15,380
  Unrecognized net obligation                   (86,759)         (101,219)
Prior service cost not yet recognized in net
  periodic pension cost                         (51,293)          (58,621)
Adjustment required to recognize minimum
  liability - intangible asset                   51,560            57,318
Accrued pension cost                           $195,029          $170,308


                                                1996               1995

Expected long-term rate of return on
  plan assets                                8.0%                   8.0%
                                            per annum           per annum

  Discount rate                              7.5%                    7.5%
                                            compounded          compounded
                                            annually            annually

  Salary increase                            3.0%                    3.0%
                                            per annum           per annum

I.  Earnings Per Share

Earnings per share for the years ended June 30, 1996, 1995 and 1994 are based upon the weighted average number of shares outstanding. Stock options have not been considered in 1996, 1995 and 1994, as the effect would not be dilutive.
The number of shares used in the computation of earnings per share was 1,339,531 in each of the years ended June 30, 1996, 1995 and 1994.



J.  Information About the Company's Operations in Different Industries

                                        				Year ended June 30, 1996
                                                    Leisure
                                                      and         Total
                                     Electronics  Recreation    Company
                                                 (in thousands)
Total revenue                        $3,925         $ 670           $4,595
Operating profit/(loss)             $   883         $(234)          $  649
Interest expense and other income-net                                 (240)
Earnings before income taxes                                          $409
Identifiable assets at June 30, 1996 $2,949         $1,901          $4,850
Corporate assets                                                       522
Total assets at June 30, 1996                                       $5,372



                                   							Year ended June 30, 1995
                                                    Leisure
                                                    and              Total
                                     Electronics  Recreation       Company
                                               (in thousands)
Total revenue                        $5,866        $826              $6,692
Operating profit/(loss)              $  603      $ (105)               $498
Interest expense and other income-net                                  (319)
Earnings before income taxes                                           $179
Identifiable assets at June 30, 1995 $2,420      $1,873              $4,293
Corporate assets                                                      1,262
Total assets at June 30, 1995                                        $5,555


                                   							Year ended June 30, 1994
                                                    Leisure
                                                     and               Total
                                   Electronics   Recreation         Company
                                               (in thousands)
Total revenue                      $7,485         $  988          $8,473
Operating profit(loss)             $  959         $ (212)        $   747
Interest expense and other income - net                             (549)
Earnings before income taxes                                        $198
Identifiable assets at June 30, 1994 $3,500       $1,840          $5,340
Corporate assets                                                   1,077
Total assets at June 30, 1994                                     $6,417


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


Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. Depreciation for the electronics industry and the leisure and recreation industry, respectively, was approximately $93,000 and $30,000 in 1996, $91,000 and $32,000 in 1995, and $86,000 and
$35,000 in 1994. Capital expenditures for the electronics industry were approximately $125,000 in 1996, $79,000 in 1995, and $157,000 in 1994.
There were no capital expenditures for the leisure and recreation industry.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.

This year, 74% of electronic product revenues were from the production efforts under the Navys MK48 ADCAP Torpedo Program. Of this amount, the Fleet
Exercise Section (FES) project provided 60%, the MK21 Exploder Assembly Upgrade project provided 9% and the remaining 5% was the result of efforts under the original award of the ADCAP Torpedo program. The other 26% of electronic product revenues were derived from various orders which were more limited in scope and duration. These orders were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues is attributable to the Companys Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the Navy.

This years fourth quarter revenues were favorably affected by approximately $343,000 of revenues attributable to operations in prior years, recognized in this quarter upon receipt of advice from the Government following contract review, amounting to approximately $.15 net earnings per share.

Last year, 68% of electronic product revenues were the result of production efforts under the Navys MK48 ADCAP Torpedo Program, of which the Fleet Exercise Section (FES) project provided 42%, the MK21 Exploder Assembly upgrade project provided 24%, and the original award under the ADCAP Torpedo program provided 2%. The other 32% of electronic product revenues were derived from various orders, limited in scope and duration that were generally for replacement parts for previously supplied Department of Defense equipment and other projects.

In 1994, 73% of the revenues from electronic products were from production efforts under the Navy's MK48 ADCAP Torpedo Program, of which the Fleet Exercise
 Section (FES) project provided 45%, the original ADCAP Torpedo project provided 24% and the MK21 Exploder Assembly project provided 4%. Other electronic product revenues, comprising the remaining 27%, were derived from various orders, limited in scope and duration, for Department of Defense and other replacement equipment.


In the leisure and recreation industry segment, revenues for 1996, 1995 and 1994 amounted to approximately $670,000, $826,000 and $988,000 respectively.
Included in these revenues are export sales amounting to approximately $92,000, $121,000 and $321,000 respectively.

K.  Related Party Transaction

Due to related party represents notes payable to an officer (stockholder) of the Company. The notes are due upon demand and are subordinate to the term loan payable to Fleet National Bank. The officer (stockholder) has agreed not to seek repayment of the notes until the term loan has been repaid. Accordingly, the notes have been classified as long-term obligations. The notes bear interest at the fixed rate of 9% (which is the same interest rate payable on secured indebtedness to the Company's principal commercial bank lender, Fleet National Bank).

L.  Other Income/(Expense) - Net

Other Income/(expense) consists of the following for the year ended June 30:

                                           1996       1995          1994
Scrap and miscellaneous sales (net)       $20,376   $4,399      $(9,138)
   Interest income                        $ 8,679   15,398        3,289
Gain on equipment sold                      1,425       --          696
  Bank financing fees                      (8,072) (59,535)     (59,535)
                                          $22,408 $(39,738)    $(64,688)


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
		ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Companys definitive proxy statement for the 1996 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1988, Gordon C. Dewey, the Company's Chief Executive Officer and principal stockholder, lent the Company a total of $200,000 ($100,000 on each of November 23, 1988 and December 8, 1988, respectively). The loans, which are unsecured, provide for the payment of interest to Mr. Dewey at the fixed rate of 9% (which is the same interest rate payable on secured indebtedness to the Company's principal commercial bank lender, Fleet National Bank). Repayment of these loans is subordinated to the Companys term loan with the Bank.



PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
		ON FORM 8-K

(a)  (1)	The following financial statements are included in Part II Item 8:
											Page

		Independent Auditors Report					  13

		Balance Sheets, June 30, 1996 and 1995			  14

		Statements of Earnings, Years Ended June 30,
		1996, 1995 and 1994						  15

		Statements of Stockholders' Equity/(Deficit), Years Ended
		June 30, 1996, 1995 and 1994					  15

		Statements of Cash Flows, Years Ended June 30,
		1996, 1995 and 1994						  16

		Notes to Financial Statements					  17


     (2)		Exhibits								  28

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

DATE:  September 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


___________________________________		Date:  September 18, 1996
Alexander A. Cameron,		Director


___________________________________		Date:  September 18, 1996
Frances D. Dewey,			Director


___________________________________		Date:  September 18, 1996
Gordon C. Dewey,			Director


___________________________________		Date:  September 18, 1996
Peter Eustis,				Director


___________________________________		Date:  September 18, 1996
John G. McQuaid,			Director



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
		Bank of New Jersey).  This item was filed as part of the Registrants Form
		10-Q for the period ended December 31, 1994 and is herein incorporated
		by reference.									--

4	(d)-	1983 Stock Option Plan.  This item was filed with the Registrant's
Definitive		Proxy Statement for the 1983 annual meeting of stockholders on
December		6, 1983 and is herein incorporated by reference.				--

