Form 10-Q
period 1996-09-30
DEWEY ELECTRONICS CORP
filed 1996-11-13
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 1996				Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION


A New York Corporation					I.R.S. Employer Identification
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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at September 30, 1996.




THE DEWEY ELECTRONICS CORPORATION


INDEX




Part I		Financial Information	         					Page No.


		Condensed balance sheets -
			September 30, 1996 and June 30, 1996				 1

		Condensed statements of income -
			Three months ended September 30, 1996
			and September 30, 1995					            	 2

		Statements of cash flows for the three months
			ended September 30, 1996 and 1995			   	 3

		Notes to condensed financial statements		 4

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations						                      		 6


Part II		Other Information


Item 6.	Exhibits and Reports on Form 8-K					9



	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED BALANCE SHEET

                                            SEPTEMBER 30      JUNE 30
                                               1996            1996
                                            (UNAUDITED)       (AUDITED)*

ASSETS:
CURRENT ASSETS:
   CASH                                    $   551,384      $    88,402
   ACCOUNTS & NOTES RECEIVABLE                 521,932        1,029,246
   INVENTORIES                               1,284,259        1,416,163
   CONTRACT COSTS & RELATED EST PROFITS
      IN EXCESS OF APPLICABLE BILLINGS       1,060,756        1,111,967
   PREPAID EXPENSES & OTHER CURRENT ASSETS      43,299           11,334


      TOTAL CURRENT ASSETS                   $3,461,630       $3,657,112

PLANT PROPERTY & EQUIPMENT                    1,171,301        1,202,659

OTHER ASSETS:
   DEFERRED TAX ASSETS                          458,225          422,295
   OTHER NON CURRENT ASSETS                      88,865           89,876

      TOTAL OTHER ASSETS                        547,090          512,171

TOTAL ASSETS                                 $5,180,021       $5,371,942

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES

   TRADE ACCOUNTS PAYABLE                      $380,343        $370,807
   ACCRUED LIABILITIES                          305,933         373,401
   BILLINGS IN EXCESS OF CONTRACT COSTS &
       RELATED ESTIMATED PROFITS                701,608         701,608
   CURRENT PORTION OF LONG TERM DEBT            334,682         332,158

        TOTAL CURRENT LIABILITIES            $1,722,566      $1,777,974

LONG TERM PORTION OF LONG TERM DEBT           2,006,861       2,089,478


OTHER LONG TERM LIABILITY                        77,179          77,179
DUE TO RELATED PARTY                            200,000         200,000

STOCKHOLDERS' EQUITY:
   COMMON STOCK                                  16,934          16,934
   PAID IN CAPITAL                            2,835,360       2,835,360
   RETAINED EARNINGS                         (1,158,729)     (1,104,833)

                                              1,693,565      1,747,461

LESS TREASURY STOCK AT COST                    (520,150)      (520,150)


      TOTAL STOCKHOLDERS' EQUITY              1,173,415      1,227,311

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $5,180,021     $5,371,942

*- CONDENSED FROM AUDITED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED INCOME STATEMENT
SEPTEMBER 30, 1996

                                							THREE MONTHS ENDED SEPTEMBER 30,


                                  1996      % OF SALES   1995   % OF SALES

REVENUES                          $954,187  100.00%     $766,683   100.00%

   COST OF REVENUES                754,610   79.08%      449,153    58.58%

GROSS PROFIT / (LOSS)              199,577   20.92%      317,530    41.42%

   SELLING & ADMIN EXPENSES        228,140   23.91%      237,324    30.95%

OPERATING PROFIT / (LOSS)          (28,563)  -2.99%       80,206    10.46%

   INTEREST EXPENSE                 59,960    6.28%       63,437     8.27%

   BANK FINANCING FEES               2,018    0.21%        2,018     0.26%

   OTHER (INCOME)/EXPENSE             (715)   -0.07%      (5,171)    -0.67%

INCOME / (LOSS) BEFORE TAXES        (89,826)  -9.41%      19,922     2.60%

DEFERRED TAX BENEFIT/(EXPENSE)       35,930    3.77%      (8,019)   -1.05%

NET INCOME / (LOSS)                 ($53,896) -5.65%     $11,903     1.55%
                                    ======    =====      ======     =====

INCOME PER SHARE BEFORE TAXES
   PRIMARY                            ($0.07)            $0.01
   FULLY DILUTED                      ($0.07)            $0.01

NET INCOME PER SHARE
   PRIMARY                            ($0.04)            $0.01
   FULLY DILUTED                      ($0.04)            $0.01

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    PRIMARY                          1,339,531            1,339,531
    FULLY DILUTED                    1,339,531            1,339,531


2
THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS

                               								THREE MONTHS ENDED SEPTEMBER 30,

                                             1996            1995

CASH FLOWS FROM OPERATIONS:
  NET INCOME                               (53,896)         11,903

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:

   DEPRECIATION                             31,358          30,216

   DECREASE/(INCREASE) IN ACCOUNTS AND
    NOTES RECEIVABLE                       507,314         (113,931)
   DECREASE/(INCREASE) IN INVENTORIES      131,904         (310,686)

   DECREASE/(INCREASE) IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS                  51,211           (4,237)
   (INCREASE)/DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS               (31,965)          29,938
   (DECREASE)/INCREASE IN ACCOUNTS PAYABLE   9,536           64,226
   (DECREASE)/INCREASE IN ACCRUED EXPENSES (67,468)          48,454
   (INCREASE)/DECREASE IN OTHER ASSETS     (34,919)           9,393

   TOTAL ADJUSTMENTS                      $596,971         ($246,627)

NET CASH PROVIDED BY/(USED IN) OPERATIONS $543,075         ($234,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                                   --            (52,675)

NET CASH (USED IN) INVESTING                   --           ($52,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM DEBT    (80,093)          (77,785)

NET CASH (USED IN) FINANCING              ($80,093)         ($77,785)

NET (DECREASE)/INCREASE IN CASH           $462,982          ($365,184)

CASH AT BEGINNING OF PERIOD                 88,402            578,314

CASH AT END OF PERIOD                     $551,384           $213,130
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

		The results of operations for the three month period ended September 30, 1996
		are not necessarily indicative of the results to be expected for the full year.

NOTE 2:	INVENTORIES

		Inventories are valued at lower of cost (first-in, first-out method) or market.  Components of cost include materials, direct labor and plant overhead.

		As there is no segregation of inventories as to raw materials, work in progress and finished goods for interim reporting periods (this information is available at year end when physical inventories are taken and recorded),
  estimates	have been made for the interim period.

                  						September 30, 1996      	June 30, 1996
                   						(UNAUDITED)	             	(AUDITED)

		Finished Goods	        	$362,324	               		$546,731
		Work In Process	       	$500,384               			$376,103
		Raw Materials	         	$421,551               			$493,329
                    						________               			________
				Total	              $1,284,259		              $1,416,163
                    						========               			========

NOTE 3:	NET INCOME PER SHARE

		Net income per share for the three months ended September 30, 1996
		is based upon the weighted average number of shares outstanding.  For the
		periods ended September 30, 1996, and September 30, 1995, stock options have
		not been considered as the effect would have been antidilutive.  The number of shares used in the computation of net income per share was:  1,339,531 in
		1996 and in 1995.

4
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

NOTE 6:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the short term nature of accounts receivable and accounts payable their carrying value is a reasonable estimate of fair value.

NOTE 7:	USE OF ESTIMATES

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



THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the cautionary statements appearing under "Current Business Environment" and elsewhere in Item 7 of the Company's Report on Form 10-K for its fiscal year ended June 30, 1996. Reference is made generally to the information contained in the Form
10-K.

Three months ended September 30, 1996 vs. 1995
---------------------------------------------


For the first quarter of this fiscal year, revenues were $954,187, an increase of $187,504 from last year's first quarter revenues of $766,683. This increase in revenues is the result of an increase in leisure segment revenues discussed below.

Electronic product revenues during this quarter decreased by $3,173 (from $689,700 last year to $686,527 this year). Leisure product revenues increased by $190,677 (from $76,983 to $267,660).

Electronic product revenues remained virtually level with the same period last year. While the new tactical generator set project with the U.S. Army awarded on August 23, 1996 accounted for a portion of the revenues, most such revenues from long-term projects continued to be derived from the U.S. Navy's MK48 ADCAP Torpedo Program. The ADCAP program provided
54% of the quarter's electronic product revenues (with the FES project contributing 42% and the MK21 Exploder Assembly upgrade project contributing 12%) and the new Army project provided 6%. The remaining 40% of electronic product revenues was derived from various orders, limited in scope and duration, for Department of Defense and other replacement equipment.

In last year's first quarter, the FES project provided 45% of revenues, the Exploder Assembly upgrade project provided 35% and the original ADCAP Torpedo project provided 7%. Revenues from short term projects provided the remaining 13%.

As of September 30, 1996, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately
$1 million. It is estimated that this backlog will be recognized as revenues during the 1997 fiscal year. Virtually all of the September 30 backlog was accounted for by the new Army tactical generator set contract. The contract allows for additional production orders spanning a 5 year period, with 5 separate ordering periods, and has a potential for sales of up to approximately $40 million. The Company anticipates that the Army will place these additional production orders in succeeding years but the Army is not obligated to do so and there can be no assurance that it will.

At June 30, 1996, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues, similarly amounting to approximately $1 million, consisted of the then remaining work on the ADCAP Torpedo program.

In the leisure and recreation segment, revenues increased by $190,677 primarily as a result of increased snowmaking machine sales compared to last year. By utilizing current inventory levels, snowmaking machines were made available for delivery earlier in the season than they had been in past years. Production efforts are still in process and it is anticipated that second quarter revenues will exceed those of the second quarter of last year.

Spare parts sales in this segment are below last year levels, which is attributable to a slower start in the industry compared to last year due to weather conditions.

Operations resulted in a loss for the first quarter, in contrast to a profit shown for the corresponding quarter of the last fiscal year, due primarily to lower profit margins on electronics segment business. The Company is emphasizing overhead cost reduction and, based on current estimates, believes that the balance of the current fiscal year should show improvement.

Liquidity and Capital Resources at September 30, 1996
-----------------------------------------------------

The Company's working capital as of September 30, 1996 was $1,739,014 compared to $1,879,138 at June 30, 1996. The reduction of $140,074 is attributable to a reduction in inventory levels in the amount of $131,904.

It is during the first quarter that the greatest demand is made on working capital due to the strong inventory requirements and investment required to produce snowmaking machines for sale in subsequent fiscal quarters.


For the three month period ending September 30, 1996, $543,075 net cash flow was provided by operations. This reflects the impact of reduced accounts receivable during the period in the amount of $507,314, which at the end of the period was reflected in cash balances.

During the same period last year, $234,724 in net cash flow was used in operations. This was primarily the result of increased inventory levels during the period in the amount of $310,686.

This year, no expenditures were made for investing activities. Last year, expenditures for plant, property and equipment used $52,675, of which $40,000 was applied to the purchase of production machinery which had previously been leased.

The principal amount outstanding under the Company's term loan agreement with Fleet Bank NJ as of September 30, 1996 was $1,725,200. The amount outstanding under its note to the New Jersey Economic Development Authority was $438,389.


PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K
----------------------------------------


No reports on Form 8-K have been filed during the quarter ended
September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE DEWEY ELECTRONICS CORPORATION



November 13, 1996				_________________________________
               						Thom A. Velto, Treasurer
						               Principal Accounting Officer



November 13, 1996				________________________________
               						Edward L. Proskey
						               Vice President, Operations

