Form 10-Q
period 1996-12-31
DEWEY ELECTRONICS CORP
filed 1997-02-13
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 1996		Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION


A New York Corporation				I.R.S. Employer Identification
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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at December 31, 1996.



THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I		Financial Information				Page
No.


		Condensed balance sheets -
			December 31, 1996 and June 30, 1996	1

		Condensed statements of income -
			Six months ended December 31, 1996
			and December 31, 1995			 2

			Three months ended December 31, 1996
			and December 31, 1995			 3

		Statements of cash flows for the six months
			ended December 31, 1996 and 1995	 4

		Notes to condensed financial statements		 5

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations				 7


Part II		Other Information

Item 4.	Submission of Matters to a Vote of Security
			Holders					11

Item 6.	Exhibits and Reports on Form 8-K				11



THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEET

                                 							DECEMBER 31		JUNE 30
							                                 1996       			1996
							                                 (UNAUDITED)		(AUDITED)*

ASSETS:
CURRENT ASSETS:
   CASH	                          						$449,256  		$  88,402
   ACCOUNTS & NOTES RECEIVABLE			        532,244  		1,029,246
   INVENTORIES					                    1,185,198  		1,416,163
   CONTRACT COSTS & RELATED EST PROFITS
      IN EXCESS OF APPLICABLE BILLINGS	1,084,359	  	1,111,967
   PREPAID EXPENSES & OTHER CURRENT
      ASSETS                        	     36,675		     11,334

      TOTAL CURRENT ASSETS	        			$3,287,732 		$3,657,112

PLANT PROPERTY & EQUIPMENT          			1,154,680  		1,202,659

OTHER ASSETS:
   DEFERRED TAX ASSETS	               			503,170   			422,295
   OTHER NON CURRENT ASSETS		            	87,854	    		89,876

      TOTAL OTHER ASSETS				             591,024  		  512,171

TOTAL ASSETS                     					$5,033,436 		$5,371,942

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES
   TRADE ACCOUNTS PAYABLE            			$335,100   		$370,807
   ACCRUED LIABILITIES			               	352,710	   		373,401
   BILLINGS IN EXCESS OF CONTRACT COSTS &
       RELATED ESTIMATED PROFITS		      	701,608	   		701,608
   CURRENT PORTION OF LONG TERM DEBT	   	337,264   			332,158

        TOTAL CURRENT LIABILITIES  			$1,726,682 		$1,777,974

LONG TERM PORTION OF LONG TERM DEBT  		1,923,577  		2,089,478

OTHER LONG TERM LIABILITY	              		77,179	    		77,179
DUE TO RELATED PARTY			                 	200,000	   		200,000

STOCKHOLDERS' EQUITY:
   COMMON STOCK		                      			16,934    			16,934
   PAID IN CAPITAL				                	2,835,360	  	2,835,360
   RETAINED EARNINGS			              	(1,226,146)		(1,104,833)

                                							1,626,148  		1,747,461

LESS TREASURY STOCK AT COST          			(520,150)  		(520,150)

      TOTAL STOCKHOLDERS' EQUITY    			1,105,998  		1,227,311
TOTAL LIABILITIES & STOCKHOLDERS'
    EQUITY	                           $5,033,436 		$5,371,942

*- CONDENSED FROM AUDITED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED INCOME STATEMENT
DECEMBER 31, 1996

                             							SIX MONTHS ENDED DECEMBER 31,


                       				1996	 	% OF SALES	1995    		% OF SALES

REVENUES	            		$2,001,182	100.00%   	$1,954,50	100.00%

   COST OF REVENUES   		1,605,530	80.23%   		1,290,694	66.04%

GROSS PROFIT / (LOSS)    	395,652	19.77%	       663,809	33.96%

   SELLING & ADMIN
       EXPENSES	        		485,651	24.27%       	521,003		26.66%

OPERATING PROFIT / (LOSS)	(89,999	-4.50%       	142,806		7.31%

   INTEREST EXPENSE     		113,789		5.69%      		125,352		6.41%

   BANK FINANCING FEES     	4,036		0.20%        		4,036		0.21%

   OTHER (INCOME)/EXPENSE	(5,635)		-0.28%	     	(15,569)		-0.80%

INCOME / (LOSS) BEFORE
  TAXES	              		(202,189)	-10.10%      		28,987		1.48%

DEFERRED TAX
   BENEFIT/(EXPENSE)    		80,875		4.04%       		(8,019)		-0.41%

NET INCOME / (LOSS)  		$(121,314)	-6.06%	     	$20,968		1.07%


INCOME PER SHARE BEFORE
TAXES
   PRIMARY     			($0.15)			$0.02
   FULLY DILUTED		($0.15)			$0.02

NET INCOME PER SHARE
   PRIMARY	     		($0.09)			$0.02
   FULLY DILUTED		($0.09)			$0.02

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING

    PRIMARY     			1,339,531		1,339,531
    FULLY DILUTED		1,339,531		1,339,531

THE DEWEY ELECTRONICS CORPORATION
CONDENSED INCOME STATEMENT
DECEMBER 31, 1996

                         						THREE MONTHS ENDED DECEMBER 31,

                     				1996		% OF SALES	1995	    	% OF SALES

REVENUES	         		$1,046,995	100.00%  	$1,187,820	100.00%

   COST OF REVENUES  		850,920		81.27%    		841,541		70.85%

GROSS PROFIT / (LOSS) 	196,075		18.73%    		346,279		29.15%

   SELLING & ADMIN
      EXPENSES      			257,511		24.60%    		283,679		23.88%

OPERATING PROFIT/(LOSS)(61,436) 	-5.87%	    	62,600		5.27%

   INTEREST EXPENSE   		53,829	 	5.14%     		61,915		5.21%

   BANK FINANCING FEES  	2,018		0.19%       		2,018		0.17%

   OTHER (INCOME)/
      EXPENSE        			(4,920)		-0.47%	   	(10,398)		-0.88%

INCOME / (LOSS) BEFORE
     TAXES         			(112,363)	-10.73%     		9,065		0.76%

DEFERRED TAX
BENEFIT/(EXPENSE)     		44,945		4.29%           		0		0.00%

NET INCOME / (LOSS) 		($67,418)	-6.44%     		$9,065		0.76%

INCOME PER SHARE BEFORE
TAXES
   PRIMARY     			($0.08)			$0.01
   FULLY DILUTED		($0.08)			$0.01

NET INCOME PER SHARE
   PRIMARY     			($0.05)			$0.01
   FULLY DILUTED		($0.05)			$0.01

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING

    PRIMARY     			1,339,531		1,339,531
    FULLY DILUTED		1,339,531		1,339,531

THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS

                              					SIX MONTHS ENDED DECEMBER 31,
					                                  	1996	      		1995

CASH FLOWS FROM OPERATIONS:
  NET (LOSS)/INCOME            			    	($121,314)  		$20,968

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION	                       			62,718	   		61,529
   DECREASE/(INCREASE) IN ACCOUNTS AND
    NOTES RECEIVABLE		                  	497,002 			(154,357)
   DECREASE/(INCREASE) IN INVENTORIES   	230,965	 		(189,891)
   DECREASE/(INCREASE) IN CONTRACT
      COSTS AND RELATED ESTIMATED
      PROFITS IN EXCESS OF APPLICABLE
      BILLINGS			                       		27,608 			(131,635)
   (INCREASE)/DECREASE IN PREPAID
      EXPENSES AND OTHER CURRENT
      ASSETS				                        	(25,342) 			(24,496)
   (DECREASE)/INCREASE IN ACCOUNTS
      PAYABLE				                       	(35,707) 			114,812
   (DECREASE)/INCREASE IN ACCRUED
     EXPENSES			                       		(20,691) 			102,833
   (INCREASE)/DECREASE IN OTHER ASSETS  	(78,853)  			10,559

   TOTAL ADJUSTMENTS	                 		$657,700 		($210,646)

NET CASH PROVIDED BY OPERATIONS        	$536,386 		($189,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY
   AND EQUIPMENT	                     			(14,737)	 		(63,221)

NET CASH (USED IN) INVESTING          		($14,737) 		($63,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM
    DEBT		                           			(160,795) 		(156,127)

NET CASH (USED IN)/PROVIDED BY
FINANCING	                         				($160,795)		($156,127)

NET INCREASE/(DECREASE) IN CASH       		$360,854 		($409,026)

CASH AT BEGINNING OF PERIOD             		88,402	  		578,314

CASH AT END OF PERIOD                			$449,256	  	$169,288

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the six month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                					December 31, 1996	June 30, 1996
			                		(UNAUDITED)       		(AUDITED)

		Finished Goods   		$424,421         			$546,731
		Work In Process	  	$315,157         			$376,103
		Raw Materials	    	$445,620	         		$493,329
			                		________         			________
				Total         	$1,185,198       			$1,416,163
                 					=======          			=======

NOTE 3:	NET INCOME PER SHARE

Net income per share for the three and six months ended December 31, 1996 is based upon the weighted average number of shares outstanding. For the periods ended December 31, 1996, and December 31, 1995, stock options have not been considered as the effect would have been antidilutive. The number of shares used in the computation of net income per share was: 1,339,531 in 1996 and in 1995.

5
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

Federal income tax net operating loss carryforwards mainly arise from temporary differences between financial and taxable income. See Note G ("Taxes on Income") of the Notes to Financial Statements in the Company's Form 10-K for the fiscal year ended June 30, 1996, which describes the Company's loss carryforwards available for financial reporting and tax return purposes.

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


THE DEWEY ELECTRONICS CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the Company's report on Form 10-K for the fiscal year ended June 30, 1996.
Reference is made generally to the information contained in the Form
10-K.

Six months ended December 31, 1996 vs. 1995
---------------------------------------------------------------

Revenues for the first six months of this fiscal year were $2,001,182, an increase of $46,679 compared to last year's revenues for the same period.

Electronic product revenues decreased by $277,352 when compared to the same six month period last year (from $1,522,706 to $1,245,354). The new tactical generator set project, with the U.S. Army, which was awarded on August 23, 1996, accounted for 22% of electronic product revenues during the first six months of this year. The U.S. Navy's MK48 ADCAP torpedo program, which has in recent years provided most of such revenues, accounted for 33%. The remaining 45% of electronic product revenues was derived from various orders, limited in scope and duration, for the Department of Defense either directly or for major shipyard suppliers.

In the first six months of fiscal 1995, 76% of electronic product revenues were the result of production efforts under the ADCAP program. Various orders, generally for replacement parts for previously supplied Department of Defense equipment, accounted for the remaining 24%.

As of December 31, 1996, the aggregate value of the Company's backlog of electronic product revenues not previously recorded as revenues was approximately $1 million. Most of this December 31 backlog was accounted for by the U.S. Army tactical generator set project and will be recorded as revenues during the 1997 fiscal year.

As of June 30, 1996 and December 31, 1995, the aggregate value of the Company's backlog of electronic product revenues not previously recorded as revenues was also approximately $1 million. It consisted of work to be performed under the ADCAP program, which the Company has substantially completed.

In the leisure and recreation segment, revenues increased by $324,031 (from $431,797 to $755,828) when compared to the same six month period of last year. Sales of snowmaking machines continue to exceed those of last year. By utilizing inventories, snowmaking machines were made available for delivery earlier in the season than last year. Machine sales continue to be stronger than in recent years.

The major portion of revenues from this segment of business have been traditionally recorded during the second quarter.

Spare part sales in this segment are below last year's levels, because of a slower start in the industry due to weather conditions.

Overall, the Company experienced an operating loss for the first six months, in contrast to a profitable six month period last year. This is primarily the result of lower production levels in the electronics segment, and a lower first quarter profit margin in this segment, as compared to last year when production curtailments reduced costs. The Company has been emphasizing overhead cost reductions and, based on current estimates, believes that the balance of the current fiscal year will show improvements as a result of these efforts. As of January 31, 1997, the Company had a work force of 27 employees, of whom seven were technical or professional personnel (in contrast to 33 and nine at August 30, 1996 as reported in the Company's Form 10-K).

Three Months Ended December 31, 1996 vs 1995
======================================

Revenues for the second quarter this year were $1,046,995 compared to $1,187,820 last year. The decrease of $140,825 resulted from a reduction in revenues in the electronic segment of $274,179, offset in part by an increase in revenues of $133,354 in the leisure segment of business.

This year, the Company incurred a second quarter operating loss of $61,436 compared to last year's operating income of $62,600. This is principally a result of reduced production levels in the electronics segment.

See the discussions of six-month results above.

Liquidity and Capital Resources at December 31, 1996
==========================================

The Company's working capital as of December 31, 1996 was $1,561,050 compared to $1,879,138 at June 30, 1996. This reduction of $318,088 can be attributed to the Company's operating loss and to the application of current assets to reduce trade payables.

For the six month period ended December 31, 1996, operations provided $536,386 in net cash flow. This amount reflects the impact of the reduced trade receivables during the period.

During the same period last year, operations used $189,678 in net cash flow as a result of increased inventory levels.

Expenditures for plant, property and equipment used $14,737. Last year, capital expenditures amounted to $63,221 for the same period (of which $40,000 was used towards the purchase of production machinery which had previously been leased).

The Company continues to meet its short term liquidity needs through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

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

The principal amount outstanding under the Company's term loan agreement as of December 31, 1996 was $1,670,000. The amount outstanding under its note to the New Jersey Economic Development
Authority was $410,662.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders
-----------------------------------------------------------------

On December 4, 1996, at the Company's annual meeting of shareholders, the following five directors were elected to serve for the ensuing year. Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the only nominees for directors):

Name	               			For	     			Withheld

Alexander A. Cameron	 	1,127,819			9,661
Frances D. Dewey     		1,127,937			9,543
Gordon C. Dewey	      	1,127,937			9,543
Peter Eustis		        	1,127,937			9,543
John G. McQuaid	      	1,127,937			9,543

Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------------------


No reports on Form 8-K have been filed during the quarter ended
December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			THE DEWEY ELECTRONICS CORPORATION


February 12, 1997
Date	             		Thom A. Velto, Treasurer
		                 	Principal Accounting Officer


February 12, 1997
Date		             	Edward L. Proskey
		                 	Vice President, Operations

