Form 10-Q
period 1997-03-31
DEWEY ELECTRONICS CORP
filed 1997-05-15
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1997		Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION


A New York Corporation			I.R.S. Employer Identification
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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at March 31, 1997.

THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I		Financial Information				Page No.


Condensed balance sheets -
March 31, 1997 and June 30, 1996					 1

Condensed statements of income -
Nine months ended Mach 31, 1997
and March 31, 1996								 2

Three months ended March 31, 1997
and March 31, 1996								 3


Statements of cash flows for the nine months
ended March 31, 1997 and 1996						 4

Notes to condensed financial statements				 5

Management's Discussion and Analysis of
Financial Condition and Results of
Operations									 8


Part II		Other Information


Item 6.	Exhibits and Reports on Form 8-K			11


THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEET
                                        MARCH 31       JUNE 30
                                        1997           1996
                                      (UNAUDITED)     (AUDITED)*
ASSETS:
CURRENT ASSETS:
   CASH                                     $372,481    $  88,402
   ACCOUNTS RECEIVABLE                       499,883    1,029,246
   INVENTORIES                             1,059,034    1,416,163
   CONTRACT COSTS & RELATED EST PROFITS
      IN EXCESS OF APPLICABLE BILLINGS     1,254,855    1,111,967
   PREPAID EXPENSES & OTHER CURRENT ASSETS     1,068       11,333

      TOTAL CURRENT ASSETS                $3,187,320   $3,657,112

PLANT PROPERTY & EQUIPMENT                 1,123,891    1,202,659

OTHER ASSETS:
   DEFERRED TAX ASSETS                       505,599      422,295
   OTHER NON CURRENT ASSETS                   61,843       89,876
      TOTAL OTHER ASSETS                     567,442      512,171

TOTAL ASSETS                              $4,878,653   $5,371,942

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES
   TRADE ACCOUNTS PAYABLE                   $233,003     $370,807
   ACCRUED LIABILITIES                       384,993      373,401
   BILLINGS IN EXCESS OF CONTRACT COSTS &
       RELATED ESTIMATED PROFITS             701,608      701,608
   CURRENT PORTION OF LONG TERM DEBT         339,904      332,158

        TOTAL CURRENT LIABILITIES         $1,659,508   $1,777,974

LONG TERM PORTION OF LONG TERM DEBT        1,839,610    2,089,478

OTHER LONG TERM LIABILITY                     77,179       77,179
DUE TO RELATED PARTY                         200,000      200,000
STOCKHOLDERS' EQUITY:
   COMMON STOCK                               16,934       16,934
   PAID IN CAPITAL                        $2,835,360    2,835,360
   RETAINED EARNINGS                      (1,229,788)  (1,104,833)

                                           1,622,506    1,747,461
LESS TREASURY STOCK AT COST                 (520,150)    (520,150)

      TOTAL STOCKHOLDERS' EQUITY           1,102,355    1,227,311
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $4,878,653   $5,371,942

*- CONDENSED FROM AUDITED FINANCIAL STATEMENTS--

	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED INCOME STATEMENT
MARCH 31, 1997

                                  							NINE MONTHS ENDED MARCH 31,

                                         1997            1996

REVENUES                                 $2,979,357      $3,152,239

   COST OF REVENUES                       2,294,472       2,138,338

GROSS PROFIT / (LOSS)                       684,885       1,013,901

   SELLING & ADMIN EXPENSES                 727,374         806,783

OPERATING PROFIT / (LOSS)                   (42,489)        207,118

   INTEREST EXPENSE                         166,645         186,478

   BANK FINANCING FEES                        6,054           6,054

   OTHER (INCOME)/EXPENSE                    (6,928)        (18,967)

INCOME / (LOSS) BEFORE TAXES               (208,260)         33,553

DEFERRED TAX BENEFIT/(EXPENSE)               83,304         (13,421)

NET INCOME / (LOSS)                       $(124,956)        $20,132


INCOME PER SHARE BEFORE TAXES
   PRIMARY                                  ($0.16)          $0.03
   FULLY DILUTED                            ($0.16)          $0.03

NET INCOME PER SHARE
   PRIMARY                                  ($0.09)          $0.02
   FULLY DILUTED                            ($0.09)          $0.02

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING----
    PRIMARY                                1,339,531      1,339,531
    FULLY DILUTED                          1,339,531      1,339,531


	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED INCOME STATEMENT
MARCH 31, 1997

                                 							THREE MONTHS ENDED MARCH 31,

                                        1997              1996

REVENUES                                $978,175          $1,197,736

   COST OF REVENUES                      688,942             847,644

GROSS PROFIT / (LOSS)                    289,233             350,092

   SELLING & ADMIN EXPENSES              241,723             285,780

OPERATING PROFIT / (LOSS)                 47,511              64,312

   INTEREST EXPENSE                       52,856              61,126

   BANK FINANCING FEES                     2,018               2,018

   OTHER (INCOME)/EXPENSE                 (1,293)             (3,398)

INCOME / (LOSS) BEFORE TAXES              (6,071)              4,566

DEFERRED TAX BENEFIT/(EXPENSE)             2,429              (5,402)

NET INCOME / (LOSS)                      ($3,642)              ($836)


INCOME PER SHARE BEFORE TAXES
   PRIMARY                                ($0.00)             $0.00
   FULLY DILUTED                          ($0.00)             $0.00

NET INCOME PER SHARE
   PRIMARY                                ($0.00)            ($0.00)
   FULLY DILUTED                          ($0.00)            ($0.00)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    PRIMARY                             1,339,531          1,339,531
    FULLY DILUTED                       1,339,531          1,339,531

	THE DEWEY ELECTRONICS CORPORATION
	STATEMENTS OF CASH FLOWS

                                  								NINE MONTHS ENDED MARCH 31,
                                          1997              1996
CASH FLOWS FROM OPERATIONS:
  NET (LOSS)/INCOME                       ($124,956)        $20,132

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION                              97,110          96,741
   DECREASE/(INCREASE) IN ACCOUNTS
      RECEIVABLE                            529,364         (68,593)
   DECREASE/(INCREASE) IN INVENTORIES       357,129         (94,177)
   (INCREASE) IN CONTRACT COSTS AND RELATED
     ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS                 (142,888)       (246,115)
   DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS                 10,266          22,461
   (DECREASE)/INCREASE IN ACCOUNTS PAYABLE (137,804)         43,244
   INCREASE IN ACCRUED EXPENSES              11,592         128,986
   (INCREASE)/DECREASE IN OTHER ASSETS      (55,271)         16,711

   TOTAL ADJUSTMENTS                       $669,498       ($100,742)

NET CASH PROVIDED BY OPERATIONS            $544,542        ($80,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                               ($18,341)        (67,450)

NET CASH (USED IN) INVESTING               ($18,341)        (67,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM DEBT    (242,122)       (235,040)

NET CASH (USED IN)/PROVIDED BY FINANCING  ($242,122)      ($235,040)

NET INCREASE/(DECREASE) IN CASH            $284,079       ($383,100)

CASH AT BEGINNING OF PERIOD                  88,402         578,314

CASH AT END OF PERIOD                      $372,481        $195,214


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the nine month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                     						March, 1997			June 30, 1996
                     						(UNAUDITED)   		(AUDITED)

		Finished Goods	           	$236,575	  		$546,731
		Work In Process           	$345,630  			$376,103
		Raw Materials	            	$476,829  			$493,329
				                       		________  			________
				Total                  $1,059,034	  $1,416,163
						=======			=======

NOTE 3:	PLANT, PROPERTY AND EQUIPMENT

Property, plant and equipment are stated at cost. Allowance for depreciation and amortization is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.


THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 3:

In 1996, the Company adopted Statement of Financial Accounting Standards Cont'd("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). This standard specifies when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. The effect of adopting SFAS 121 is not considered significant.

NOTE 4:	NET INCOME PER SHARE

Net income per share for the three and nine months ended March 31, 1997 is based upon the weighted average number of shares outstanding. For the periods ended March 31, 1997, and March 31, 1996, stock options have not been considered as the effect would have been antidilutive. The number of shares used in the computation of net income per share was: 1,339,531 in 1997 and in 1996.

NOTE 5:	INCOME TAXES

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


THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 6:	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit in banks and U.S. Treasury Securities with a maturity date not in excess of three months. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of such investments.

NOTE 7:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the short term nature of accounts receivable and accounts payable their carrying value is a reasonable estimate of fair value.

NOTE 8:	USE OF ESTIMATES

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

Nine months ended March 31, 1997 vs. 1996
---------------------------------------------------------------

Revenues for the first nine months of this fiscal year were $2,979,357, a decrease of $172,882 compared to last year's revenues for the same period.

Electronic product revenues decreased by $511,020 when compared to the same nine month period last year (from $2,543,318 to $2,032,298). The new tactical generator set project, with the U.S. Army, which was awarded on August 23, 1996, accounted for 40% of electronic product revenues during the first nine months of this year. The U.S. Navy's MK48 ADCAP torpedo program, which has in recent years provided most of such revenues and is now substantially completed, accounted for 20%. The remaining 40% of electronic product revenues was derived from various orders, limited in scope and duration, for the Department of Defense either directly or for major shipyard suppliers.

In the first nine months of fiscal 1996, 78% of electronic product revenues were the result of production efforts under the ADCAP program. Various orders, generally for replacement parts for previously supplied Department of Defense equipment, accounted for the remaining 22%.

As of March 31, 1997, the aggregate value of the Company's backlog of electronic product orders not previously recorded as revenues was approximately $.5 million. This is lower than the $1 million amount at June 30, 1996 and March 31, 1996. It is anticipated that all of this backlog will be recorded as revenues during the 1997 fiscal year.

On May 9, 1997, the Company received the first production order quantity from the U.S. Army to provide tactical generator sets. This order is in the amount of approximately $4.6 million. On August 23, 1996, when the company was awarded this contract, the Army placed an initial order for approximately $1 million. The contract allows for production orders spanning a 5 year period, with 5 separate ordering periods and has the potential for sales of up to approximately $40 million. The order received on May 9,1997 was for the first of such ordering periods and to date, the Company has received orders in the amount of approximately $5.6 million of this award. There are four more ordering periods remaining. However, there are no assurances that the Army will continue to order any additional amounts.

As of June 30, 1996 and March 31, 1996, the aggregate value of the Company's backlog of electronic product revenues not previously recorded as revenues was also approximately $1 million. It consisted of work to be performed under the ADCAP program, which the Company has substantially completed.

In the leisure and recreation segment, revenues increased by $338,138 (from $608,921 to $947,059) when compared to the same nine month period of last year. Sales of snowmaking machines continue to exceed those of last year. By utilizing inventories, snowmaking machines were made available for delivery earlier in the season than last year. Machine sales continue to be stronger than in recent years. Spare part sales in this segment are below last year's levels, because of a slower start in the industry due to weather conditions.

The major portion of revenues from this segment of business have been traditionally recorded during the second quarter.

Overall, the Company experienced an operating loss for the first nine months, in contrast to a profitable nine month period last year. This is primarily the result of lower production levels in the electronics segment. The Company has been emphasizing overhead cost reductions and, based on current estimates, believes that the balance of the current fiscal year will show continued improvements as a result of these efforts. As of April 30, 1997, the Company had a work force of 24 employees, of whom seven were technical or professional personnel (in contrast to 33 and nine at August 30, 1996.

Three Months Ended March 31, 1997 vs 1996
======================================

Revenues for the third quarter this year were $978,175 compared to $1,197,736 last year. The decrease of $219,561 in revenues was attributable to a $233,668 decrease in electronic product revenues. It was offset by lower costs, resulting in an operating profit of $47,511 compared to an operating profit of $64,312 last year.

See the discussions of nine month results above.

Liquidity and Capital Resources at March 31, 1997
==========================================

The Company's working capital as of March 31, 1997 was $1,527,812 compared to $1,879,138 at June 30, 1996. This reduction of $318,088 can be attributed to the Company's operating loss and to a reduction in snowmaking inventories through sales.

For the nine month period ended March 31, 1997, operations provided $544,542 in net cash flow. This amount reflects the impact of the reduced trade receivables and inventories which resulted in reduced payables and increased cash balances.

During the same period last year, operations used $80,610 in net cash flow as a result of increased inventory levels.

Expenditures for plant, property and equipment used $18,341. Last year, capital expenditures amounted to $67,450 for the same period (of which $40,000 was used towards the purchase of production machinery which had previously been leased).

The Company continues to meet its short term liquidity needs through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

On a long term basis, the Company's liquidity will be dependent on the ability to maintain borrowing arrangements with Fleet Bank ("the Bank") or other lenders. The Company's term loan agreement with the Bank requires monthly principal payments of $18,400 plus accrued interest. The interest rate is nine percent per annum.

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

The principal amount outstanding under the Company's term loan agreement as of March 31, 1997 was $1,614,800. The amount outstanding under its note to the New Jersey Economic Development Authority was $382,307.




PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------------------


No reports on Form 8-K have been filed during the quarter ended March
31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION


May 14, 1997
Date						Thom A. Velto, Treasurer
						Principal Accounting Officer


May 14, 1997
Date						Edward L. Proskey
						Vice President, Operations


