Form 10-K
period 1997-06-30
DEWEY ELECTRONICS CORP
filed 1997-10-08
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For the fiscal year ended June 30, 1997

or

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

(Title of class)

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

The aggregate market value of the voting stock held by nonaffiliates of registrant, computed by reference to the price at which the stock was sold as of the close of business on August 29, 1997: $788,363.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at August 29, 1997.


THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS

PART I

Item									Page

 1.	Business								   1

 2.	Properties							   3

 3.	Legal Proceedings						   3

 4.	Submission of Matters to a Vote of Security Holders			   3

PART II

 5.	Market for Registrant's Common Equity and Related
	Stockholder Matters						   4

 6.	Selected Financial Data						   5

 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				   6

 8.	Financial Statements and Supplementary Data			  12

 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure				  28

PART III

10.	Directors and Executive Officers of the Registrant			  28

11.	Executive Compensation						  28

12.	Security Ownership of Certain Beneficial Owners and
	Management							  28

13.	Certain Relationships and Related Transactions			  28

PART IV

14. Exhibits, Financial Statement Schedules and
	Reports on Form 8-K						  29


PART I

Item 1.	BUSINESS

The Dewey Electronics Corporation (herein referred to as the "Company") was incorporated in the State of New York in 1955. It is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey. The Company has two industry segments: electronics, and leisure and recreation.

In the electronics segment, the Company produces sophisticated electronics and electromechanical systems for the U.S. military.

In the leisure and recreation segment, the Company, through its HEDCO division, designs, manufactures and markets advanced, sophisticated snowmaking equipment.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 1997 are set forth in Note J
("Information About the Company's Operations in Different
Industries") of the Notes to Financial Statements.

During the last three fiscal years, there have been no material expenditures for Company-sponsored or customer-sponsored research and development activities.

Compliance with Federal, State and local environmental provisions has had no material effect upon capital expenditures, earnings or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental control facilities.

As of August 29, 1997, the Company had a work force of 22 employees, of whom 8 were technical or professional personnel. Last year at the same date, the work force included 33 employees, of whom 9 were technical or professional personnel. The change is principally attributable to a reduction in the volume of electronics segment business. Fluctuations in the work force may also result from the seasonal nature of the leisure and recreation segment of business.

ELECTRONICS SEGMENT

This segment of business accounted for 74% of total revenues in fiscal year 1997, 85% of total revenues in fiscal 1996 and 88% of total revenues in fiscal 1995.

In recent years, most of the Company's electronics segment products have been manufactured, either as prime contractor or subcontractor, for the U.S. Navy. With the completion of performance of the Company's contracts under the Navy's ADCAP torpedo program, most electronics segment revenues now arise from performance of work for the U.S. Army under a tactical generator set contract awarded in August 1996.

1

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

LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 26% of the Company's revenues in fiscal 1997, 15% of the Company's revenues in fiscal 1996 and 12% of the Company's revenues in fiscal 1995.

Snowmaking equipment is sold to ski areas as original equipment or as replacement for existing equipment. Such equipment is sold under a sales contract that provides for a substantial down payment and retention of a security interest in the equipment until full payment is received. Most snowmaking equipment is paid for in full at delivery to the customer. Typically, in other cases, full payment is made within one year. The Company has not experienced any losses due to resale of the equipment following default by customers. The Company services the equipment at the purchaser's expense after a warranty period that expires at the end of the snowmaking season in which the sale occurs.

The Company has sold snowmaking equipment to over three hundred different locations in the United States and abroad. Marketing is done by the Company's employees and by distributors in domestic and foreign markets. Most revenues are from domestic sales.

2

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

Under the terms of a new mortgage note to Sovereign Bank described in
Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") both the land and building are subject to the lien of a mortgage securing indebtedness in the original principal amount of $2,300,000. The Company also has a line of credit with the Bank, under which the Company may borrow up to an additional $500,000 that would be secured by a lien on substantially all of the Company's' machinery, equipment and other personal property.

Prior to the new financing arrangements, the Company's land, building and equipment were subject to liens securing indebtedness for borrowed money that was prepaid in connection with the delivery of the new mortgage note.


Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings.


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

3

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol "DEWY".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

Quarterly Common Stock Price Range

			Fiscal Year 1997			Fiscal Year 1996


	Quarter		High		Low		High		Low

	lst		.875		.75		  .75 	 	.25
	2nd		.9375	.75		  .625	 	.1875
	3rd		.75		 .625		1.0625	 .375
	4th		.9375	.625		1.0625	 .4375

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during the fiscal years 1997 and 1996. The Corporation has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of August 29, 1997 was 873.



4
Item 6.  Selected Financial Data



			(In thousands of dollars except per share amounts)


                              						      Year ended June 30,
                               1997     1996    1995      1994      1993
Net Sales..                    $3,828   $4,595  $6,692   $8,473   $8,181
Earnings (loss) before income
taxes, cumulative effect of
accounting change and
extraordinary gain.            (154)       409     179     198(2)    318
Net earnings                      7(1)     244     107     821(3)    318
Net earnings per share before
income taxes, cumulative
effect of accounting change
and extraordinary gain        $(.12)     $ .31     $.13    $.15     $ .24
Net earnings per share          .01        .18      .08     .61       .24
Cash dividends per common share  --        --        --      --        --
Total assets...               $4,645    $5,372   $5,555   $6,417   $6,015
Long-term obligations          1,780     2,289    2,614    3,365    3,714
Working capital                1,508     1,879    1,770    2,310    2,471
Stockholders' equity           1,235     1,227      983      876       55



(1) In fiscal 1997, net earnings were increased by an extraordinary gain of $99,682 net of income taxes.

(2) Fiscal year 1994 includes temporary expropriation expense of $100,000.

(3) In fiscal 1994, income was increased by $702,934 as a result of adopting Statement of
       Financial Accounting Standards (SFAS) No. 109.



Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS


The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the cautionary statements appearing under "Current Business Environment" and elsewhere in this discussion.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 1997 are set forth in Note J
("Information About the Company's Operations in Different
Industries") of the Notes to Financial Statements.

Revenues

For fiscal year 1997, revenues were 17% lower than those for fiscal year 1996 and 43% lower than revenues for 1995. The decline in revenues is due to a lower level of activity in the electronics segment of business. In that segment, revenues for fiscal year 1997 were 28% lower than those for fiscal year 1996 (declining from $3,925,000 to $2,841,000) and 52% lower than revenues for 1995
($5,866,000). Fiscal year 1996 revenues were favorably affected by $343,000 (approximately $.15 per share) following Government contract review of prior year operations.

The Company's contracts under the U.S. Navy's MK48 ADCAP torpedo program, which have in recent years provided most electronics segment revenues, are now substantially completed. They accounted for 19% of fiscal year 1997 revenues. Though in August 1996 the Company was awarded a contract with the U.S. Army for production of tactical generator sets over a five-year period, the Army contract initially funded only $1,000,000 and the first production order - for approximately $5,000,000 - was received in May 1997. The tactical generator set project accounted for 49% of electronics segment revenues in fiscal year 1997.

The other 32% of electronic product revenues was from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continued to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the Navy.

In the two preceding fiscal years, production efforts under the Navy's ADCAP Torpedo Program accounted for the following percentages of electronics segment revenues: 1996 - 74%; 1995 - 68%. Remaining electronics segment revenues were derived from various orders, limited in scope and duration, for Department of Defense and replacement equipment.

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $4 million on June 30, 1997, $1 million on June 30, 1996 and $1 million on June 30, 1995. It is estimated that the present backlog will be shipped during the next 12 months and that the $4 million of this backlog not previously recorded as revenues will be recognized as revenues during the 1998 fiscal year.

Most of the backlog is attributable to the first production order for tactical generator sets, received in May 1997, under the contract with the U.S. Army. Delivery of the first production order is scheduled to begin in March 1998 and receipt of the second of the four remaining production orders is expected around June 1998. While the contract with the Army includes four additional annual orders and has the potential for total sales over the remaining life of the contract of up to approximately $32 million, there can be no assurance that the Army will order any additional amounts.

In the leisure and recreation segment, revenues for fiscal years 1997, 1996 and 1995 amounted to approximately $987,000, $670,000, and
$826,000, respectively. The amount of export sales included in these revenues were approximately $92,000, $92,000 and $121,000 respectively. Competition in foreign markets continues to be much stronger than in the domestic market. The Company is continuing its efforts to be more competitive in this area. The Company has also expanded the type of services that it provides to the snowmaking industry. It is anticipated that this expansion of services will allow the Company to be more competitive in the domestic market.

There was no backlog of orders of snowmaking equipment as of June 30, 1997. Orders have been received subsequently for delivery prior to the current ski season. The backlog of orders of snowmaking equipment was approximately $156,000 on June 30, 1996 and $166,000 on June 30, 1995.

Gross Profit

Gross profit was 26% in fiscal year 1997, 37% in fiscal year 1996 and 24% in fiscal year 1995.

In the electronics segment, gross profit returned to a more normal level of 29% of revenues. In fiscal year 1996, gross profit had increased to 43% due to favorable results of the completion of the ADCAP torpedo program. Also, last year's fourth quarter revenues were favorably affected by approximately $343,000 following Government contract review of operations in prior years. The gross profit in this segment was 24% in fiscal year 1995.

Gross profit on leisure products for the same periods was 16% in fiscal year 1997, 5% in 1996, and 21% in 1995. Although marketing pressures in the machine sale market have caused more competitive pricing, the Company believes that it has improved its marketing position.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $938,366
(24% of revenues) in fiscal year 1997, $1,070,659 (23% of revenues) in fiscal year 1996, and $1,082,576 (16% of revenues) in fiscal year 1995.

Interest Expense

Interest expense for the last three fiscal years was: $218,682 in 1997, $262,905 in 1996, and $279,087 in 1995.

Interest on a 9% note payable to the New Jersey Economic Development Authority, and interest on borrowings under a term loan agreement with Fleet Bank, referred to below and in Note F ("Long Term Debt") of the Notes to Financial Statements, constituted essentially all of the Company's interest expense.

Reduced interest expense can be attributed to principal reduction payments made during the fiscal year.

Other Income/(Expense)-Net

Other income for fiscal 1997 is the net effect of interest income of $11,159 which was offset by scrap sales and miscellaneous expenses of $3,414.

For fiscal year 1996, other income is the result principally of interest income of $8,679 and income from miscellaneous sales of $20,376, net of a prorated portion ($8,072) of a bank financing fee.

For fiscal year 1995, other expense includes a prorated portion
($59,535) of the bank financing fee, interest income of $15,348 and income from miscellaneous sales of $4,399.

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

The tax provisions for the fiscal years ended June 30, 1997, 1996, and 1995 were at an effective rate of 40%.

Extraordinary Gain

During the fourth quarter of the fiscal year ended June 30, 1997, the Company and its then principal lender Fleet Bank agreed in principle that the Company would prepay its indebtedness to Fleet upon negotiating financing arrangements with a new long-term lender (see below). It was determined that financing fees in the amount of $166,832 previously recorded as Other Expense would not be due and such amount, less applicable income taxes of $67,150, was treated as an extraordinary gain of $99,682.

Changing Prices

Price changes and inflation did not have a material effect on operations over the last three years.

Liquidity and Capital Resources

The Company's working capital was $1,508,075 at June 30, 1997 and $1,879,138 at June 30, 1996. This decrease in working capital resulted from a reduction in accounts receivable and inventories offset in part by a decrease in payables. Part of the payments received from receivables were used for payments towards long term debt and accounts payable vendor debt.

The ratio of current assets to current liabilities was 1.96:1 at June 30, 1997 and 2:06:1 at June 30, 1996

In fiscal year 1997, operating activities provided net cash flow of $752,620. Expenditures for plant and equipment used $15,903 and long term debt was reduced by $507,061. These activities resulted in a net increase in cash and cash equivalents of $229,656.

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

On a long-term basis, the Company's liquidity will depend upon its ability to maintain adequate borrowing arrangements with lenders. On September 18, 1997, the Company entered into borrowing arrangements with Sovereign Bank (the "Bank") under which:
9
- The Company borrowed $2,300,000 at an interest rate of 8.25% per annum, repayable in monthly installments of approximately
$20,000 with a final maturity in year 2002, evidenced by delivery of a mortgage note payable to the Bank (the "Mortgage Note").

- The Bank agreed to provide up to an additional $500,000 under a line-of-credit agreement, to be evidenced by promissory notes bearing interest at a rate 3/4 of 1% over prime that will become due and payable on October 31, 1998. In the Bank's discretion, this line of credit may be renewed for a further period or periods.

The Mortgage Note will be secured by a first mortgage on all of the Company's land and its building. Borrowings under the line-of-credit arrangement will be secured by a first lien on all of the Company's machinery, equipment and other personal property.

Approximately $1,900,000 of the proceeds from the issuance of the Mortgage Note was applied to the prepayment in full of the outstanding balances due from the Company to Fleet Bank under its secured term loan agreement with the Company and to New Jersey Economic Development Authority under a mortgage note. The interest rate on the prepaid indebtedness was 9% per annum. The prepaid indebtedness was secured by liens on virtually all of the Company's real and personal property. Under the former term loan agreement, the Company was subject to numerous affirmative and negative covenants containing working capital, net worth and other financial tests. The new borrowing arrangements with the Bank contain no such financial test covenants.

The Company had no material commitments for capital expenditures as of the end of the 1997 fiscal year.

The Company owns approximately 90 acres of land and the building it occupies in Bergen County, New Jersey, which are carried on its books at approximately $900,000 but which are believed to have a fair market value substantially in excess of this amount. This property is adjacent to a full interchange of Interstate Route 287.
Management continues to investigate possible uses of this property which would be favorable to the Company's stockholders' equity.

Current Business Environment

The Company experienced a decline in revenues as its long-term project for the U.S. Navy in the electronics segment was completed and its new project for the U.S. Army entered its initial stages. The receipt of the first production order quantity of Army tactical generator sets is expected to restore a steady workflow. However, there can be no assurances that the U.S. Army will continue to order any additional amounts in future years.

In the leisure and recreation segment, the Company has experienced an increase in domestic revenues which the Company believes is the result of it marketing strategies and product development. But this segment is also experiencing intense competition and the impact of a difficult business environment as are other companies in the same or similar industries.

Electronic Products

The electronics segment of business provides most of the Company's revenues. Virtually all of the electronic product revenues are attributable to business with the Department of Defense of the Federal Government or with other government contractors. Aside from replacement part and other short-term business, the Company's electronics segment revenues have in recent years been dependent upon single projects. Thus, until recently a single program, the ADCAP torpedo program with the U.S. Navy, was responsible for all of the Company's electronics segment revenues from long-term projects; and currently the new tactical generator set contract with the U.S. Army accounts for all such long-term revenues.

The Company expects that the U.S. Army will continue to consider the generator set program as necessary to national defense and that the Company will continue to participate in the program. However, there can be no assurances that this will occur.

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

Properties

The Company continues to seek alternative methods of increasing its shareholders' equity by realizing the value of its 90 acres of land. The methods presently being explored by management include but are not limited to the sale of some or all of this property, a sale lease-back arrangement, or other long term financing. The northern New Jersey real estate market has not been favorable for such a transaction in recent years and no assurance can be given that any transaction will occur.



Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Index to Financial Statements and Supplementary Data


												   								Page

Independent Auditors' Report					  13

Financial Statements:

	Balance Sheets, June 30, 1997 and 1996			  14

	Statements of Earnings, Years Ended June 30, 1997,
	1996 and 1995						  15

	Statements of Stockholders' Equity/(Deficit), Years Ended June
	30, 1997, 1996 and 1995					  15

	Statements of Cash Flows, Years Ended June 30, 1997
	1996 and 1995						  16

	Notes to Financial Statements				  17



Independent Auditors' Report


Board of Directors of
The Dewey Electronics Corporation
Oakland, New Jersey  07436

We have audited the accompanying balance sheets of The Dewey
Electronics Corporation as of June 30, 1997 and 1996, and the related statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP

September 18, 1997
Parsippany, New Jersey


Balance Sheets
						                                              June 30,
                                               1997          1996
ASSETS:--
CURRENT ASSETS:--
Cash and cash equivalents                    $  318,058    $   88,402
Accounts receivable (includes U.S.
Government receivables of approximately
$159,000 in 1997 and $816,000 in 1996)
less allowance for doubtful accounts of
$8,571 at 1997 and 1996                         377,478     1,020,675
Inventories                                   1,057,338     1,416,163
Contract costs and related estimated
profits in excess of billings                 1,271,107     1,111,967
Prepaid expenses and other current
assets                                           52,032        19,905

TOTAL CURRENT ASSETS                          3,076,013     3,657,112

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements                      513,161        513,161
Building and improvements                     1,799,383      1,799,383
Machinery and equipment                       2,314,608      2,298,705
Furniture and fixtures                          147,512        147,512
                                              4,774,664      4,758,761
Less accumulated depreciation and
amortization                                  3,689,404      3,556,102
                                              1,085,260      1,202,659
DEFERRED TAX ASSET                              421,280        422,295
OTHER NON-CURRENT ASSETS                         62,666         89,876

TOTAL ASSETS                                 $4,645,219     $5,371,942

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                            $   116,082    $   370,807
Accrued expenses and other liabilities          291,611        282,904
Pension costs accrued                           116,033         90,497
Billings in excess of contract costs
and related estimated profits                   701,608        701,608
Current portion of long-term debt               342,604        332,158

TOTAL CURRENT LIABILITIES                     1,567,938      1,777,974

LONG-TERM DEBT                                1,580,042      2,089,477

OTHER LONG-TERM LIABILITIES                      62,699         77,179

DUE TO RELATED PARTY                            200,000        200,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00;
authorized 250,000 shares, issued
and outstanding, none                            --               --

Common stock, par value $.01; authorized
3,000,000 shares; issued and outstanding
 1,693,397 in 1997 and 1996.                     16,934         16,934
Paid-in capital                               2,835,307      2,835,307
Accumulated deficit                          (1,097,604)    (1,104,832)
                                              1,754,637      1,747,409
Less:  Treasury stock, 353,866 shares
in 1997 and 1996, at cost                       520,097        520,097
                                              1,234,540      1,227,312
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY     $4,645,219     $5,371,942
See notes to financial statements

Statements of Earnings
                              					          Years ended June 30,
                                      1997           1996         1995
Revenues                             $3,828,417   $4,594,993   $6,691,731

Cost of revenues                      2,833,849    2,875,201    5,111,451

Gross profit                            994,568    1,719,792    1,580,280

Selling, general and administrative
expenses                                938,366    1,070,659    1,082,576

Operating profit                         56,202      649,133      497,704

Interest expense                       (218,682)    (262,905)    (279,087)

Other income/(expense) -net               7,745       22,408      (39,738)

(Loss)/Earnings before income
taxes and extraordinary gain           (154,735)     408,636      178,879

Income tax provision                     62,281     (164,490)     (72,005)

(Loss)/Earnings before extraordinary
gain                                    (92,454)     244,146      106,874

Extraordinary gain (Net of income
taxes of  $67,150)                       99,682           --           --

NET EARNINGS                             $7,228     $244,146     $106,874

NET EARNINGS PER SHARE:
  (Loss)/Earnings before
   extraordinary item                   (0.06)          0.18        0.08
  Extraordinary gain                     0.07             --          --
NET EARNINGS PER SHARE               $   0.01        $  0.18       $0.08


Statements of Stockholders' Equity

								                                                   Treasury stock
            			  Common Stock	                                at cost
	  	                                Paid-in     Accumulated
                 Shares     Amount  capital     (Deficit)   Shares   Amount
Balance,
June 30,1994     1,693,397  16,934   2,835,307  (1,455,852) 353,866  520,097
 Net Earnings       --        --         --        106,874    --       --

Balance,
June 30,1995     1,693,397  16,934   2,835,307  (1,348,978) 353,866 $520,097
 Net Earnings        --  	      --	       --       244,146     --      --

Balance,
June 30,1996     1,693,397  16,934   2,835,307  (1,104,832) 353,866  520,097
 Net Earnings        --       -- 	       --          7,228    --       --

Balance,
June 30,1997     1,693,397 $16,934  $2,835,307 $(1,097,604) 353,866 $520,097

See notes to financial statements

Statements of Cash Flows
                                    					    	   Years ended June 30,
                                       1997          1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                           $7,228       $244,146      $106,874
Adjustments to reconcile net
earnings to net cash provided by
operating activities:

Depreciation                          133,302        125,479       122,696
Amortization                            2,210          4,043         6,789
Deferred financing costs                8,072          8,072        59,535
Decrease/(Increase) in accounts
receivable                            643,197       (523,046)      280,433
Decrease/(Increase) in Inventories    358,825        (65,760)        3,343
(Increase)/Decrease in contract
costs and related estimated profits
in excess of applicable billings     (159,140)        76,222       693,858
Decrease in billings in excess of
contract costs and related estimated
profits                                  --         (343,606)          --
(Increase)/Decrease in prepaid
expenses and other current assets     (32,127)        35,686         2,855
Decrease in other noncurrent assets    25,000            --            --
Decrease in deferred tax asset          4,869        165,043        72,558
(Decrease)/Increase in accounts
payable.                             (254,725)       101,699      (116,867)
Increase/(Decrease) in accrued
expenses and other liabilitie           8,707         99,616       (24,716)
Increase/(Decrease) in pension
costs accured                          25,536         10,139       (38,648)
(Decrease)/Increase other long
term liabilities                      (18,334)        19,861        18,662
Total adjustments                     745,392       (286,552)    1,080,498

Net cash (used)/provided by
operating activities                  752,620       (42,406)     1,187,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property,
plant and equipment                   (15,903)     (124,897)      (79,383)

Net cash used in investing
activities                            (15,903)     (124,897)      (79,383)

CASH USED IN FINANCING ACTIVITIES:
Payment of long-term debt            (507,061)     (322,609)     (896,877)

NET INCREASE/(DECREASE) IN CASH
 AND CASH EQUIVALENTS                 229,656      (489,912)      211,112

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                      88,402       578,314       367,202

CASH AND CASH EQUIVALENTS AT
END OF YEAR                          $318,058       $88,402      $578,314

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid)/received during the
year for:
Interest (paid)                     $(233,458)    $(246,594)   $(279,785)
Interest received.                    $11,159      $  8,679    $  15,398

See notes to financial statements

Notes to Financial Statements
Years ended June 30, 1997, 1996, and 1995

A.  Summary of Significant Accounting Policies

1.  Government Contract Accounting

Revenues and estimated earnings under defense contracts are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs and estimated profit (limited to estimated net realizable value) attributable to claims is included in revenue when realization is probable and the amount can be reasonably estimated. Claims settled in excess of recorded amounts are recognized as collected. During fiscal year 1996, the Company recorded $343,000 of income related to the settlement of a government contract

2.  Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits in banks and U.S. Treasury Securities with a maturity at date of acquisition not in excess of three months. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of such investments.

3.  Fair value of financial instruments

Due to the short term nature of accounts receivable and accounts payable, their carrying value is a reasonable estimate of fair value.

4   Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Components of cost include materials, direct labor and factory overhead.

5.  Use of Estimates

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



6.  Property, plant and equipment

Property, plant and equipment are stated at cost. Allowance for depreciation and amortization is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). This standard specifies when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. The effect of adopting SFAS 121 was not considered significant.

7. Reclassification

Certain 1996 amounts have been reclassified in the accompanying financial statements to conform with 1997 presentation.


B.  Inventories

Inventories consist of:

                                June 30,
                           1997      	  1996
Finished goods           $219,890      $546,731
Work in progress          344,032       376,103
Raw materials             493,416       493,329
	                      $1,057,338    $1,416,163

C.  Costs and Estimated Earnings on Uncompleted Contracts

                     					          June 30,
				                          	1997      		1996

Costs incurred on
contracts in progress		     $57,118,035		$63,685,233

Estimated contract
Profit		             		      10,752,272	   9,082,983

                   				      67,870,307		 72,768,216

Less:  billings to
Date	           		     	     67,300,808  	72,357,857

                    				       $569,499 	   $410,359


Included in the accompanying balance sheets under the following captions:

                 					    June 30,
			                   	1997    			1996

Contract costs and
related estimated
profits in excess of
applicable billings		$1,271,107		$1,111,967

Billings in excess
of contract costs
and related
estimated profits   			(701,608)		(701,608)

                      $569,499  		$410,359

D.  Stock Option Plan

The Company's stock option plan, which expires in 1998, authorizes the granting of options to various executives and key employees to purchase shares of common stock. Such options are granted at fair market value of the stock on the date of grant and are exercisable over a five-year period. At June 30, 1997, options for a maximum of 90,000 shares are authorized and 74,650 shares are available for grant. Shares granted are exercisable at $.9375 and have expected lives of 0.92 years.

The changes in the number of shares under option are as follows:


                               Shares Granted
                                And Reserved

Balance, June 30, 1995			         40,000

Cancelled/Expired		              (25,000)

Balance, June 30, 1996
and 1997				                      15,000

Exercisable at June 30,
1997		             		   	         15,000

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), it would not have materially impacted the financial statements for 1997 and 1996, respectively.

E.  Commitments and Contingencies

The Company has leased under operating leases certain machinery, equipment and warehouse facilities. Future minimum rental commitments as of June 30, 1997 are as follows:


1998		$11,594
1999		  3,916
2000		   --

      $15,510

Total rent expense was $12,837, $97,572 and $194,869, for each of the years ended June 30, 1997, 1996 and 1995, respectively.

F.  Long-Term Debt
                                             June 30,
                                      				1997       			1996

Long-term debt at June 30, consists
of:

9% mortgage note payable to New
Jersey Economic Development
Authority, due through 2000, due
in monthly installments of
$12,461 including interest,
collateralized by the Company's
office building and plant.           		$363,046     		$474,405

9% Term loan payable to Fleet
Bank due in monthly
installments of $18,400 plus
interest.                         				1,559,600    		1,947,230

                                  				1,922,646    		2,421,635

Less current portion                  		342,604	     		332,158

                                 				$1,580,042   		$2,089,477

On September 18, 1997, the Company entered into an agreement with Sovereign Bank, under which Sovereign Bank loaned the Company $2,300,000 against delivery of a mortgage note payable at the rate of 8.25%. The proceeds of the loan were used to replace all outstanding indebtedness to Fleet Bank and the New Jersey Economic Development Authority and for working capital. See Note M ("Subsequent Events") of the Notes to Financial Statements.

During the fourth quarter of the fiscal year ended June 30, 1997, it was determined, based upon an agreement with Fleet Bank, that financing fees that the Company had been recording on a prorated basis would not be due and payable. As a result, the amount of $166,832 previously provided was recorded as an extraordinary gain.

Aggregate annual principal payments applicable to long-term debt for the years subsequent to June 30, 1997, based on the amended term loan agreement in place at June 30, 1997 are:


1998		342,604
1999		354,030
2000		328,812
2001		$897,200

    $1,922,646

G.  Taxes on Income

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and b) operating loss and tax credit carryforwards.

Federal income tax net operating loss carryforwards mainly arise from temporary differences between financial and taxable income. The Company's net operating loss ("NOL") carryforwards for tax purposes were $1,335,000 at June 30, 1997 and are scheduled to expire in the year 2006.

The Company believes that it is more likely than not that the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the expectation that the Company's real property, or a portion thereof, will generate income prior to the expiration of the loss carryforwards in an amount at least sufficient to realize the deferred tax benefit.

The provision for income taxes is summarized as follows:

   					     Years Ended June 30,

       				1997  		1996	   	1995

Deferred

Federal				$3,723		$125,772	$55,056

State   				1,146  		38,718		16,949

       				$4,869		$164,490	$72,005

The provision (benefit) for income taxes allocated between continuing operations and extraordinary items as summarized below:

                 					     Years Ended June 30,

                     				1997    		1996   		1995

Continuing operations		$(62,281)	$164,490	$72,005

Extraordinary items    		67,150		   --		   --

Total	                			$4,869 	$164,490	$72,005

The following is a reconciliation of income taxes at the federal statutory rate and the Company's effective income tax rate:

                       					Years ended June 30,

                        				1997		1996		1995

Statutory Federal
Income tax Rate           			34% 		34% 		34%

State taxes, net of
federal income tax
benefit	                  			 6	  	 6	  	 6

Effective income tax
Rate                    				40%	  	40%  		40%

Deferred tax assets and liabilities as of June 30, 1997 and June 30, 1996 consisted of the following:



Deferred tax assets:	           		1997   		1996

Net operating loss carryforward		$557,170	$510,629

Deferred financing fees	           		--   		64,719

Vacation accrual	               			28,276	 	32,130

                            					$585,446	$607,478

Deferred tax liabilities:
Depreciation	                 			$135,892	$153,053

Deferred contract income        			67,860 		67,860

                            					$203,752	$220,913

H.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering all its employees. The plan is qualified under the Internal Revenue Code. The method of determining the accrued benefit of an employee is the amount equal to .8% of an employee's average monthly salary times the number of years employed by the Company, to a maximum of 35 years. The Company's policy is to contribute the amounts allowable under Internal Revenue Service regulations. The plan assets are invested primarily in a fixed income investment account.


Net pension expense consists of the following:


                   				   Years ended June 30,

                     				1997    	1996    	1995

Service cost	        		$24,089  	$29,721  	$33,259

Interest cost on
projected benefit
obligations          			48,588   	47,195   	46,726

Actual return on assets		(28,783)	(28,913)	(28,391)

Net amortization and
 Deferrals	             		17,676  	20,489  	19,025

Net pension expense    		$61,570 	$68,492 	$70,619


In both 1997 and 1996, the Company recorded its minimum pension liability as an other long term liability and a corresponding intangible asset included in other non-current assets. The funded status of the plan and the amount recognized on the balance sheet are as follows:

                                                   June 30,

                                       						1997	      		1996
Actuarial present value of benefit
obligations:

Accumulated benefit obligation
(including vested benefits of $501,014 and
$663,052 as of June 30, 1997 and 1996,
respectively)	                         				$504,906	  	$674,366

Projected benefit obligation            			$576,129  		$771,662

Plan assets at fair value, consisting of
investments held in a fixed income
investment account	                      			350,665	  		479,337

Projected benefit obligation in excess
of plan assets	                         				225,464	  		292,325
  Unrecognized net gain/(loss)		            	28,527  			(10,804)
  Unrecognized net obligation		            	(72,299) 			(86,759)
Prior service cost not yet recognized
in net periodic pension cost		             	(43,965) 			(51,293)
Adjustment required to recognize minimum
liability - intangible asset		             		16,514   			51,560

Accrued pension cost                    				154,241 			$195,029


Expected long-term rate of return on
plan assets	                     				8.0% per annum		8.0% per annum

  Discount rate	                    				7.5%	          		7.5%
						                                 compounded     		compounded
						                                 annually       		annually

  Salary increase		                 			3.0% per annum		3.0% per annum

I.  Earnings Per Share

Earnings per share for the years ended June 30, 1997, 1996 and 1995 are based upon the weighted average number of shares outstanding. Stock options have not been considered in 1997, 1996 and 1995, as the effect would not be dilutive. The number of shares used in the computation of earnings per share was 1,339,531 in each of the years ended June 30, 1997, 1996 and 1995.


J.  Information About the Company's Operations in Different
Industries (in thousands)

                              					Year ended June 30, 1997
			                       Electronics    	Leisure	   		Total
				                                     	 And     			Company
				                                   	Recreation

Total revenue            		$2,841       		$987     			$3,828
Operating profit(loss)     	$  58	      	$ (2)     			$   56
Interest expense and
other income - net 		                               				(211)
Loss before income taxes
and extraordinary gain			                           			$(155)
Identifiable assets at
June 30, 1997 	           	$2,375     		$1,487     			$3,862
Corporate assets                               							   783
Total assets at
June 30, 1997			                                  				$4,645


                         					Year ended June 30, 1996

                       			Electronics	   Leisure    			Total
			                                      		and     			Company
                                    					Recreation

Total revenue            		$3,925       		$ 670    			$4,595
Operating profit/(loss)     	$883       		$(234)	      	$649
Interest expense and
other income - net			                                			(240)
Earnings before income
Taxes						                                           		$409
Identifiable assets at
June 30, 1996	            	$2,949      		$1,901    			$4,850
Corporate assets	                                  						522
Total assets
at June 30, 1996	                               						$5,372


                           					Year ended June 30, 1995

                      			Electronics     	Leisure   			Total
			                                      		and    			Company
				                                   	Recreation

Total revenue           		$5,866        		$826     			$6,692
Operating profit/(loss)    	$603       		$(105)       		$498
Interest expense and
other income - net 		                               				(319)
Earnings before income
Taxes						                                           		$179
Identifiable assets at
June 30, 1995	           	$2,420      		$1,873     			$4,293
Corporate assets	                                						1,262
Total assets
at June 30, 1995                               							$5,555


The Company operates in two industries: electronics; and leisure and recreation. Operations in the electronics industry involve primarily supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the leisure and recreation industry involve the production and sale of snowmaking machinery and servicing of such machinery at the purchaser's expense beyond the warranty period. Total revenue by industry represents sales to unaffiliated customers, as reported in the Company statement of earnings. There are no inter-segment sales.

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. Depreciation for the electronics industry and the leisure and recreation industry, respectively, was approximately $104,000 and $29,000 in 1997, $95,000 and $30,000 in 1996, and $91,000 and $32,000
in 1995. Capital expenditures for the electronics industry were approximately $16,000 in 1997, $125,000 in 1996, $79,000 in 1995.
There were no capital expenditures for the leisure and recreation industry.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.

This year, a new tactical generator set project with the U.S. Army accounted for 49% of electronic product revenues. The U.S. Navy's MK48 ADCAP torpedo program, which has in recent years provided most of such revenues and is now substantially completed, accounted for 19%. The other 32% of electronic product revenues was from various orders which were more limited in scope and duration. These orders were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues is attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the Navy.

In the two preceding fiscal years, production efforts under the Navy's ADCAP Torpedo Program accounted for the following percentages of electronics segment revenues: 1996 - 74%; 1995 - 68%. Remaining electronics segment revenues were derived from various orders, limited in scope and duration, for Department of Defense and replacement equipment.

Last year's fourth quarter revenues were favorably affected by approximately $343,000 of revenues attributable to operations in prior years, recognized in this quarter upon receipt of advice from the Government following contract review, amounting to approximately $.15 net earnings per share.

In the leisure and recreation industry segment, export sales amounted to approximately $92,000, $92,000 and $121,000 in 1997, 1996 and
1995, respectively.

K.  Related Party Transaction

Due to Related Party represents notes payable to an officer (stockholder) of the Company. The notes are due upon demand and are subordinate to the term loan payable to Fleet National Bank and subsequently to the mortgage note held by Sovereign Bank (See Note M "Subsequent Event"). The officer (stockholder) has agreed not to seek repayment of the notes until the mortgage loan has been repaid. Accordingly, the notes have been classified as long-term obligations. The notes bear interest at the fixed rate of 9% (which is the same interest rate payable on secured indebtedness to the Company's principal commercial bank lender, Fleet National Bank).

L.  Other Income/(Expense) - Net

Other income/(expense) consists of the following for the year ended
June 30:



                      				1997      	1996       	1995


Interest Income	      		$11,159     	$8,679     	$15,398

Sales of Scrap and
miscellaneous (net)   		$(3,414)   	$20,376      	$4,399

Gain on equipment sold    		--       	1,425        	--

Bank financing fees       		--      	(8,072)    	(59,535)


                     				$7,745    	$22,408    	$(39,738)

M.  Subsequent Event

On September 18, 1997, the Company entered into a mortgage note agreement with Sovereign Bank, under which the Bank has loaned the Company $2,300,000 against delivery of a mortgage note payable at the rate of 8.25%. The proceeds are to be used to replace all outstanding indebtedness to Fleet Bank and the New Jersey Economic Development Authority and for working capital.

The mortgage note to Sovereign Bank requires monthly payments of approximately $20,000 and creates a lien on the Company's real property. The note has a five year term. There are no financial covenants or restrictions.

The Bank has also agreed to provide an additional $500,000 under a line of credit to be secured by a lien on machinery, equipment and other personal property at the rate of 3/4 of 1% above the prime rate.

The line of credit will mature October 21, 1998 at which time the outstanding balance shall be due and payable. The line of credit may be renewed at the sole discretion of the Bank.

The Company has not drawn any funds under this line of credit.

N.  New Accounting Pronouncements

During 1997, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", (SFAS) No. 129, "Disclosure of Information about Capital Structure", (SFAS) No. 130, "Reporting Comprehensive Income", and (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The pronouncements are effective for the Company's fiscal year ending June 30, 1998. The Company has assessed that there would be no material impact on the financial statements by adopting these pronouncements.


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
		ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.


PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		ON FORM 8-K

(a)  (1)	The following financial statements are included in Part II
Item 8:
                               																				Page

		Independent Auditors' Report		                	  13

		Balance Sheets, June 30, 1997 and 1996		         14

		Statements of Earnings, Years Ended June 30,
		1997, 1996 and 1995				                          15

		Statements of Stockholders' Equity/(Deficit), Years Ended
		June 30, 1997, 1996 and 1995			                  15

		Statements of Cash Flows, Years Ended June 30,
		1997, 1996 and 1995				                          16

		Notes to Financial Statements			                 17


     (2)		Exhibits	                         					  31

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


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


THE DEWEY ELECTRONICS CORPORATION



BY: Gordon C. Dewey					BY:  Thom A. Velto, Treasurer
   President, Chief Executive
   Officer and Chief Financial
   Officer

DATE:	October 8, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Alexander A. Cameron, Director		Date	October 8, 1997


Frances D. Dewey, Director		Date	October 8, 1997


Gordon C. Dewey, Director		Date	October 8, 1997


Peter Eustis, Director			Date	October 8, 1997


John G. McQuaid, Director		Date	October 8, 1997


THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS


The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.


Number									Page No.


3(a)-	Certificate on Incorporation as amended.  This item was
filed as part of the Registrant's Form 10-K for the year ended June 30,
1988 and is herein incorporated by reference.				--

3(b)-	By Laws as amended.  This item was filed as part of the
Registrant's Form 10-K for the year ended June 30, 1988 and is herein
incorporated by reference.							--

4(a)-	Agreement dated as of September 18, 1997 with Sovereign
Bank providing for the borrowing of $2,300,000 against issuance of a
mortgage note payable to the Bank.  This item is filed herewith.	--

4	(b)-	Line of credit agreement dated as of September 18, 1997
with Sovereign Bank providing for the borrowing of up to $500,000.  This item
is filed herewith.								--

4(c)-	1983 Stock Option Plan.  This item was filed with the Registrant's
Definitive Proxy Statement for the 1983 annual meeting of stockholders
on December 6, 1983 and is herein incorporated by reference.		--

Fairfield, New Jersey
	September 18, 1997

MORTGAGE NOTE

$2,300,000.00

FOR VALUE RECEIVED, The Dewey Electronics Corporation (the
"Borrower") promises to pay to the order of SOVEREIGN BANK, a Federal Savings Bank, or its successors or assigns or any subsequent holder of this Note, as the case may be (the term "Obligee" being used hereinafter to refer to Sovereign Bank, a Federal Savings Bank or to such successors, assigns or subsequent holders, as the case may be), at 165 Passaic Avenue, New Jersey 07004 or such other address as the holder hereof may notify the Borrower, the sum of Two Million Three Hundred Thousand Dollars ($2,300,000.00) with interest thereon computed on the basis of a 360 day year consisting of twelve 30 day months at the rate of eight and one-quarter percent (8.25%) per year from the date hereof (the "Indebtedness"), the Indebtedness to be paid as fol-lows:

On October 1, 1997, there shall be due and payable interest on the unpaid principal from the date hereof to September 30, 1997.
Thereafter, the sum of Nineteen Thousand Five Hundred Ninety Seven
 and 51/100 Dollars ($19,597.51) shall be due and payable on the first
(1st) day of November, 1997, and a like sum on the first day of each and every month thereafter, until the first (1st) day of October, 2002 (the "Maturity Date"), when the balance of the unpaid principal and interest shall be due and payable. Each of said monthly payments shall be applied first on account of interest, and the balance, if any, toward reduction of the principal.

1. As security for the payment of the moneys owing hereon, the Borrower has executed and delivered to Obligee a mortgage (the "Mortgage") on lands in the Boro of Oakland, County of Bergen and the Boro of Wanague, County of Passaic, State of New Jersey (the "Mortgaged Premises") and an
Assignment of Leases (the "Assignment"), all of the above documents bearing even date herewith.

2. Notwithstanding the foregoing, the unpaid balance of the principal sum of this Note and interest hereon shall immediately become due and payable, at the election of Obligee, in the event of:

	a. Default, when due, in any payment due hereunder and such failure continues uncured for fifteen (15) days; or

	b. Any default in the covenants and conditions of, or under this Note, the Mortgage, the Assignment or any other document executed and delivered in connection herewith (the "Loan Documents"), which covenants and conditions are made a part hereof as though set forth herein at length, or in the covenants and conditions of any other mortgage encumbering the Mortgaged Premises or any part thereof and which failure remains uncured for a period of thirty (30) days of notice thereof. In no event shall such documents be construed inconsistently with the terms of this Note, and in the event of any discrepancy between any such documents and this Note, the terms hereof shall govern.

	c.	The occurrence of an Event of Default under any of the
 Loan Documents.

3. The Borrower and all other parties who at any time may be liable hereon in any capacity, jointly and severally, waive demand, notice, presentment, demand for payment, protest and notice of dishonor of this Note, and authorize Obligee, without notice, to grant extensions in the time of payment of and reductions in the rate of interest on any monies owing on this Note, before, at or after maturity, and any of the foregoing shall be binding upon each and all of the Borrower and the Borrower shall continue to be bound for all payments under this Note.
 No release of any of the Borrower from liability hereunder shall release any other maker, endorser or guarantor hereof.

4. Any and all prepayments of the Indebtedness, whether voluntary or involuntary, shall be subject to the provisions of this paragraph.

	a. If the Borrower shall not be in default hereunder, the privilege is reserved to prepay the Indebtedness in full on any installment payment date after upon thirty (30) days' prior written notice to the Obligee, and upon payment, in addition to said payment of principal and accrued interest thereon, of a prepayment fee on the principal amount so prepaid equal to three percent (3%) provided said prepayment is made during the first (1st) Loan Year, two percent (2%) during the second (2nd) Loan Year and one percent (1%) thereafter provided there shall be no prepayment fee if the prepayment occurs during the final six (6) months of the term hereof,
 (a "Loan Year" is herein defined as each successive twelve (12) calendar month period following the first day of the first calendar month after the date of this Note).

	b. In the event that the Mortgaged Premises shall be taken by any governmental authority by exercise of eminent domain, or shall be conveyed to a grantee in lieu of such taking, and the Obligee exercises its option that the award, proceeds or compensation for such taking or conveyance be paid to Obligee as prepayment of the Indebtedness, there shall not be due a prepayment premium, provided the Borrower is not otherwise in default hereof. Similarly, in the event of damage to the Mortgaged Premises which is covered by fire and other insurance required to be maintained by the Borrower pursuant to this Note and/or the
Mortgage, any insurance proceeds which are paid to Obligee and are applied by Obligee to reduce the Indebtedness shall not be deemed to be a prepayment hereunder, and the amount so applied shall not be subject to a prepayment premium, provided the Borrower is not otherwise in default hereof. The monthly payments hereunder shall remain unaffected by any partial prepayment pursuant to this paragraph, the effect of which shall be, rather, to reduce the principal balance remaining upon maturity, or, if there be no such principal balance remaining, the term of this Note.

	c. Prepayment is hereby defined as receipt by Obligee of all or a part of the principal balance and the outstanding interest due under this Note irrespective of the source of such payment and irrespective of whether same was paid by the Borrower "voluntarily" or "involuntarily." Without limiting the generality of the foregoing, prepayment shall include prepayment from the Borrower, irrespective of whether before or after default and acceleration of the entire principal balance by virtue of default.
Further, it is expressly agreed that the prepayment premium shall be due and owing in the event of any payment of the principal balance and outstanding interest after the institution of foreclosure proceedings, and upon sale in foreclosure.

5. After the Maturity Date, or earlier default and acceleration of this Note, any outstanding principal and unpaid interest shall thereafter bear interest at a rate that is two percent (2%) per annum above the interest rate that would otherwise be charged under this Note (the "Default Rate").

6. It is intended by the parties hereto that the interest paid or agreed to be paid to the Obligee under this Note and the Mortgage on the Indebtedness shall not exceed the maximum interest rate permissible under applicable state and federal law. If any interest payment hereunder or under the Mortgage shall be in an amount in excess of said maximum rate, then the excess shall, at the election of the Obligee, either be (a) waived; (b)
applied without premium or penalty to the reduction of the principal amount owing under this Note or on account of any other indebtedness secured by the Mortgage and not to the payment of interest; or (c) retained until the full satisfaction of this Note and the Mortgage as additional security for repayment of the Indebtedness.

7. The word "Borrower," as used herein, shall mean and include all makers and endorsers hereof. Words used in the singular herein shall include plural, as the context may require..

8. The Borrower agrees to pay a late charge of five (5%) percent of any installments of interest and/or principal or any portion thereof which are not paid within fifteen (15) days after the same shall become due and payable under this Note, to cover the extra expense involved in handling delinquent payments.

9. If this Note is placed in the hands of an attorney for collection, by suit or otherwise, or to enforce its collection, or to protect the security for its payment, the Borrower immediately and without demand will pay all costs of collection and litigation together with reasonable attorneys' fees.

10. The remedies of Obligee, as provided herein, shall be cumulative and concurrent and may be pursued singly, successively or together, at the sole discretion of Obligee, and may be exercised as often as occasion therefor shall occur; and the failure to exercise any such right or remedy shall in no event be construed as a waiver or release thereof.

11. This Note shall be construed and enforced in accordance with the substantive law of the State of New Jersey; the Courts of New Jersey shall have exclusive jurisdiction over suits as to the Indebtedness and the other documents described above; and the Borrower hereby consents to the jurisdiction of the Courts of New Jersey.

12. This Note may not be changed or terminated orally, but only by an agreement in writing and signed by the party against whom enforcement of any waiver, change, modification or discharge is sought. All of the rights, privileges and obligations hereunder shall inure to the benefit of the heirs, successors and assigns of the Obligee and shall bind the heirs, successors and assigns of the Borrower.

13. If any provision of this Note shall, for any reason, be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof, but this Note shall be construed as if such invalid or unenforceable provision had never been contained herein.

14.	THE BORROWER WAIVES TRIAL BY JURY IN ANY AND
 ALL ACTIONS AND PROCEEDINGS UNDER OR RELATING TO
 ANY OF THE LOAN DOCUMENTS.

IN WITNESS WHEREOF, the Borrower has signed and delivered this Note on the day and year first above written.

Attest:				The Dewey Electronics Corporation



						By:
Name: Thom. A. Velto			Name: Gordon C. Dewey
Title: Treasurer				Title: President






Line of Credit Note



Fairfield, New Jersey
September  18   , 1997
$500,000.00


FOR VALUE RECEIVED, and intending to be legally bound hereby, The Dewey Electronics Corporation (the "Borrower"), unconditionally promises to pay to the order of Sovereign Bank, at 165 Passaic Avenue, Fairfield, NJ 07004 (the "Bank") the amount of all advances hereunder up to the principal sum of Five Hundred Thousand Dollars ($500,000.00) in accordance with the payment provisions hereinafter set forth.


A.	Terms of Note.

	1.	Principal Payments.  The outstanding principal balance
hereunder shall be paid on October 31, 1998.

	2.	Interest Payments.  The Borrower agrees to pay to the Bank,
 interest, in arrears, on the outstanding principal balance hereunder, monthly on the first day of each month hereafter until the entire principal balance hereunder, together with accrued, unpaid interest thereon is paid in full, and on the maturity date. Interest on the principal balance outstanding hereunder shall accrue at the Bank's Prime Rate (hereinafter defined) plus three quarters of one percent (3/4%) per annum.

	3.	Computation of Interest.  Interest charged hereunder
shall be computed daily on the basis of a 360 day year for the actual number of days elapsed.

	4.	Payment Terms.  All payments made hereunder shall be
 made on the due date thereof, in immediately available funds and in lawful currency of the United States of America. All payments made hereunder shall be made to the Bank at its offices set forth in this Note or at such otheraddress as the Bank shall notify the Borrower of in writing.

	5.	Debiting of Account.  The Borrower agrees to maintain
its primary operating account at the Bank continuously until the Liabilities due hereunder are paid in full (the "Account"). The Bank may, and the Borrower authorizes the Bank to, debit the Account for the amount of any payment as and when such payment becomes due hereunder. The foregoing rights of the Bank to debit the Borrower's accounts shall be in addition to, and not in limitation of, any rights of set-off which the Bank may have hereunder or under any Loan Document.

	6.	Late Charge.  If any payment is not paid in full when
 the same is due, the Borrower shall pay the Bank a fee on such unpaid amount equal to five percent (5%) of such amount.

	7.	Default Rate.  At the Bank's option, interest will be
 assessed on any principal which remains unpaid at the maturity of this Note, whether by acceleration or otherwise, at a rate which is two percent (2%)
higher than the rate otherwise charged hereunder (the "Default Rate") provided that at no time shall the Default Rate exceed the highest rate of interest allowed by law. Such Default Rate of interest shall also be charged on the amounts owed by the Borrower to the Bank pursuant to any judgment entered in favor of Bank with respect to this Note.

	8.	Prepayment.  This Note may be prepaid in whole or in
part without prepayment penalty or premium

B.	Definitions.  As used herein, the following terms shall have the following meanings:

1.	Borrower.  The term "Borrower" means every person or entity
 that is a signatory to this Note other than the Bank.

2.	Liabilities.  The term "Liabilities" means any and all obligations and indebtedness of every kind and description of the Borrower owing to the Bank or to any Affiliate, whether or not under the Loan Documents, and whether such debts or obligations are primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law, by overdraft, or otherwise, or now or hereafter existing, including, without limitation, principal, interest, fees, late fees, expenses, attorneys' fees and costs and/or allocated fees and costs of Bank's in-house legal counsel, that have been or may hereafter be contracted or incurred.

3. Loan. The term "Loan" shall mean the principal balance outstanding hereunder together with any accrued, unpaid interest hereon and any fees and/or expenses of the Bank payable hereunder.

4.	Loan Documents.  The term "Loan Documents" means this Note,
 the Commitment Letter dated July 15, 1997 (which shall survive the execution hereof), and any and all credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Liabilities, together with all amendments, modifications, renewals, or extensions thereof.

5.	Note.  The term "Note" shall mean this Installment Note
together with all attachments hereto and all amendments and modifications hereto in effect from time to time.

6.	Obligor.  The term "Obligor" means the Borrower and each
and every maker, endorser, guarantor or surety of or for the Liabilities.

7.	Prime Rate.  The term "Prime Rate" means the rate of interest established by the Bank as its primee rate in making loans, and is not tied to any external rate of interest or index. The rate of interest charged hereunder shall change automatically and immediately as of the date of any change in thePrime Rate without notice to the Borrower.

C.	Representations and warranties.  The Borrower represents
and warrants to the Bank that:

1.	Use of Proceeds.  The proceeds of the Loan will be used only for working capital purposes;

2.	Financial Statements.  All financial statements heretofore
delivered by the Borrower to the Bank are true, correct, and complete in all material respects, fairly represent the Borrower's financial condition as of the date hereof, disclose all outstanding indebtedness and obligations of the Borrower and liens and encumbrances against its properties and assets, and no information has been omitted which would make the information previously furnished misleading or incorrect in any material respect. There have been no adverse changes in the Borrower's financial
 condition or business since the date of such statements; 3.	Suits and
Defaults. There are no actions, suits, proceedings, or claims pending or to the Borrower's knowledge threatened against the Borrower or any of its property; and the Borrower's business is in compliance with all applicable orders, laws, rules and regulations. The Borrower is not in default under any agreement to which the Borrower is a party or by which the Borrower or any of its property is bound, or under any instrument evidencing any indebtedness of the Borrower, and neither the Borrower's execution of nor performance under the Loan Documents will create a default or any lien or encumbrance under any such agreement or instrument other than a lien or encumbrance in favor of the Bank; and

4.	Tax Returns and Taxes.  The Borrower has filed all federal, state, and local tax returns required to be filed and has paid all taxes, assessments, and governmental charges and levies thereon, including interest and penalties, except where the same are being contested in good faith by appropriate proceedings.

D.	Affirmative Covenants.  The Borrower covenants and agrees that so long as there are any outstanding Liabilities, the Borrower shall:

	1.	Financial Statements. The Borrower agrees to supply
the Bank the following information:

(A)	Within 90 days of the close of each fiscal year or calendar year, whichever is used by the Borrower for federal income tax purposes, an audited financial statement report prepared by an independent certified public accountant of recognized standing and satisfactory to the Bank in accordance with generally accepted accounting principles consistently applied or if Borrower is required to file a Form 10-K under the Securities Exchange
 Act of 1934 and Borrower obtains an extension to file such 10-K for any fiscal year, Borrower shall furnish to Bank said annual financial statements within ten (10) days of filing said Form 10-K.

(B)	At the Bank's option, the Borrower will also provide the Bank, within 120 days of the close of the tax year, with a copy of the federal income tax return filed by the Borrower for that tax year, or if Borrower has obtained an extension to file such return, Borrower shall promptly furnish to Bank a copy of such extension and a copy of the return within 10 days of the filing thereof.

(C)	All financial statements of the Borrower submitted to the Bank  will be accompanied by the certificate of a financial officer of the Borrower, dated within five (5) days of the delivery of such statements to the Bank, stating that he/she knows of no event of default, nor of any event that after notice or lapse of time or both would constitute an event of default that has occurred and is continuing, and stating that the Borrower has fulfilled all its obligations under this loan as of the date of such certificate, or if such event or event of default has occurred and is continuing, specifying the nature and period of existence thereof and what action the Borrower has taken or proposes to take with respect thereto.

2.	Notice of Certain Events.  Promptly give written notice to the Bank of (i)
the occurrence of any event which alone or with notice, the passage ot time, or both, would constitute an Event of Default; (ii) the commencement of any proceeding or litigation which, if adversely determined, would adversely affect its financial condition or ability to conduct its business; and (iii) the formation of any subsidiary of the Borrower after the date of this Note.

3.	Preservation of Property; Insurance.  Keep and maintain, and require its subsidiaries to keep and maintain, all of its and their property and assets in good order and repair, maintain extended coverage, general liability, business interruption, hazard, property and other insurance in amounts deemed sufficient by the Bank and as is customary for businesses similar to the Borrower's business, and deliver to the Bank certificates of all such insurance in effect; and cause all such policies covering any collateral for the Liabilities and business interruption to contain loss payee endorsements in favor of the Bank and to be subject to cancellation or reduction in coverage only upon 30 days prior written notice thereof to the Bank at its address set forth in this Note;

4.	Taxes.  Pay and discharge, and require its subsidiaries to pay and discharge, when due, all taxes, assessments or other governmental charges imposed on them or any of their respective properties, unless the same are currently being contested in good faith by appropriate proceedings and adequate reserves are maintained therefor;

5.	Environmental Liens; Removal of Hazardous Substance. (A)	In the
 event of any release or threatened release of any Hazardous Materials at, under or about any property owned or occupied by Borrower, Borrower shall at its sole cost and expense immediately take all necessary steps to initiate and expeditiously complete all remedial and corrective action in accordance with all applicable Environmental Laws and to the satisfaction of Bank, including the payment of any and all costs and penalties penalties assessedagainst Borrower or the subject premises. In the event Borrower fails to comply with the foregoing covenant, Bank may, in addition to all other remedies set forth herein, cause any necessary remediation, removal or corrective action to be undertaken at Borrower's sole cost and expense, and Borrower hereby grants Bank, its agents and employees access to the premises for such purposes. Any and all costs and expenses incurred by Bank shall be added to and become part of the Indebtedness under this Note and shall bear interest at the Default Rate;

(B)	In the event that there shall be filed a lien against any property owned or occupied by Borrower, Borrower by the DEP, EPA, or any other governmental authority, Borrower agrees, in addition to taking immediate corrective measures to remediate any Hazardous Materials which are the subject of such lien, Borrower shall either (i) cause said lien to be removed from the premises or (ii) provide a bond reasonably satisfactory to the Bank within sixty (60) days from the date that Borrower is given notice that the lien is placed against the premises or within such shorter period of time in the event that the State of New Jersey, the
United States or such other governmental authority may take steps to cause the Premises to be sold pursuant to the lien. In the event that the Borrower shall not accomplish the foregoing within the required period of time, the Borrower agrees that this Note shall, at Bank's option, become accelerated, due and payable.


6.	Additional Affirmative Covenants.  The Borrower further
 affirmatively covenants and agrees that it shall perform any other affirmative covenants set forth in the Loan Documents to which the Borrower is a party.

E.	Negative Covenants.  So long as any Liabilities are outstanding, the
 Borrower shall not, without the prior written consent of the Bank undertake any activities prohibited by any negative covenant set forth in the
Loan Documents to which the Borrower is a party.

F.	Events of Default.  The occurrence of any one of the following shall constitute an event of default ("Event of Default") under this Note:

1.	Payment Default.  Failure by the Borrower to pay any principal, accrued interest, or fees within 15 days when due;

2.	Misrepresentation.  Breach in any material respect of any
 representation, warranty, or statement by or on behalf of the Borrower or any Guarantor in connection with the loan, or any such representation, warranty, or statement having been false or misleading in any material respect;

3.	Covenant Default.  Breach of any other covenant described in the Loan Documents and failure to cure same within 30 days of notice thereof;

4.	Cross Default.  Default under any other indebtedness of the
Borrower to Bank which remains uncured after any applicable grace or cure period;

5.	Judgment.  Entry of any judgment against the Borrower which
 remains undischarged or unstayed or bonded against for a period of 45 days;

6.	Bankruptcy.  Commencement against the Borrower of any
 proceeding under any bankruptcy or similar law and failure to dismiss same within 60 days or the entry of an Order for Relief against Borrower, or the inability of the Borrower generally to pay its debts, or assignment of the Borrower of its assets for the benefit of creditors.

7.	Seizure.  All or any substantial part of the property of the
 Borrower having been condemned, seized, or otherwise appropriated.

8.	ERISA.  Any material liability of the Borrower arising in respect to any pension, retirement, or similar plan, subject to the provisions of the Employees Retiree Income Security Act of 1974.

9.	Adverse Change.  There occurs any event which in the Bank's
 good faith judgment materially adversely affects (i) the ability of the Borrower to perform any of its obligations under the Loan Documents;
 (ii) the business or financial condition of the Borrower; or (iii) the operation or value of the collateral posted by the Borrower with the Bank, or the Bank's security therein.

G.	Remedies.

1.	Acceleration of Liabilities; Rights of Bank.  Upon the occurrence of an Event of Default described in Section F hereof, at the Bank's sole option, the Bank's commitment, if any, to make any further advances or loans to the Borrower under any Loan Document shall terminate and the Loan and all other Liabilities shall immediately become due and payable in full, all without protest, presentment, demand or further notice of any kind to the Borrower or any other Obligor, all of which are expressly waived. Upon and following an Event of Default, the Bank, at its option, may exercise any and all rights and remedies it has under this Note, the other Loan Documents and under applicable law, including, without limitation, the right to charge and collect interest on the principal portion of the Liabilities at the Default Rate, which rate shall, at the Bank's option, apply upon and after an Event of Default, maturity, whether by acceleration or otherwise, and the entry of judgment with respect to any or all of the
Liabilities. Upon and following an Event of Default hereunder, the Bank may proceed to protect and enforce the Bank's rights under any Loan
 Document and/or under applicable law by action at law, in equity, or other appropriate proceeding, including, without limitation, an action for specific performance to enforce or aid in the enforcement of any provision contained herein or in any other Loan Document.

2.	Right of Set-off.  If any of the Liabilities shall be due and payable or any one or more Events of Default shall have occurred, whether or not the Bank shall have made any demand under this Note and regardless of the adequacy of any collateral for the Liabilities or other means of obtaining repayment of the Liabilities, the Bank shall have the right, without notice to the Borrower or to any other Obligor, and is specifically authorized hereby to set-off against and apply to the then unpaid balance of the Liabilities any items or funds of the Borrower and/or any Obligor held by the Bank, any and all deposits
 (whether general or special, time or demand, matured or unmatured) or any other property of the Borrower and/or any Obligor, including, without limitation, securities and/or certificates of deposit, now or hereafter maintained by the Borrower and/or any Obligor for its or their own account with the Bank, and any other indebtedness at any time held or owing by the Bank to or for the credit or the account of the Borrower and/or any Obligor, even if effecting such set-off results in a loss or reduction of interest or the imposition of a penalty applicable to the early withdrawal of time deposits.  For such purpose, the Bank shall have, and the Borrower hereby grants to the Bank, a first lien on and security interest in such deposits, property, funds, and accounts, and the proceeds thereof.

3.	Remedies Cumulative; No Waiver.  The rights, powers and
remedies hereunder and under the other Loan Documents are cumulative and concurrent, and are not exclusive of any other rights, powers or remedies available to the Bank. No failure or delay on the part of the
 Bank in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or remedy preclude any other or further exercise thereof, or the exercise of any other right, power or remedy.

4.	Continuing Enforcement of the Loan Documents.  If, after
receipt of any payment of all or any part of the Note or the Liabilities, the Bank is compelled or in good faith agrees, for settlement purposes, to surrender such payment to any person or entity for any reason, then this
 Note and the other Loan Documents shall continue in full force and effect or be reinstated, as the case may be. The provisions of this Paragraph shall survive the termination of this Note and the other Loan Documents and shall be and remain effective notwithstanding the payment of the Liabilities, the cancellation of the Note, the release of any security interest, lien or encumbrance securing the Liabilities or any other action which the Bank may have taken in reliance upon its receipt of such payment.

H.	Miscellaneous.

1.	Waiver of Demand.  The Borrower (i) waives demand, presentment, protest, notice of protest, and notice of dishonor of this Note; (ii) consents to any and all extensions of time, renewals, waivers, or modifications that may be granted by the Bank with respect to the payment or other provisions of this Note; and (iii) agrees that makers, endorsers, guarantors, and sureties for the indebtedness evidenced hereby may be added or released without notice to the Borrower and without affecting the Borrower's liability hereunder. The liability of the Borrower hereunder shall be absolute and unconditional.

2.	Notices.  Notices and communications under this Note shall be in writing and shall be given by:  (i) hand-delivery, (ii) first class mail
 (postage prepaid), or (iii) reliable overnight commercial courier (charges prepaid) to the addresses listed in this Note. Notice by overnight courier shall be deemed to have been given and received on the date scheduled for delivery. Notice by mail shall be deemed to have been given and received three (3) calendar days after the date first deposited in the United States Mail. Notice by hand-delivery shall be deemed to have been given and received upon delivery. A party may change its address by giving written notice to the other party as specified herein.

3.	Costs and Expenses.  Whether or not the transactions contemplated by the Loan Documents are fully consummated, the Borrower shall promptly pay (or reimburse, as the Bank may elect) all costs and expenses which the Bank has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, protection of collateral, administration and enforcement of this Note and the other Loan Documents, the collection of all amounts due under this Note and the other Loan Documents, and all amendments, modifications, consents or waivers, if any, to the Loan Documents. The Borrower's reimbursement obligations under this Paragraph shall survive any termination of this Note or any other Loan Document.

4.	Payment Due on a Day Other than a Business Day.  If any payment due or action to be taken under this Note or any other Loan Document falls due or is required to be taken on a day that the Bank is not open for business, such payment or action shall be made or taken on the next succeeding day when the Bank is open for business and such extended time shall be included in the computation of interest.

5.	Governing Law.  This Note shall be construed in accordance with and governed by the substantive laws of the State of New Jersey without reference to conflict of laws principles.

6.	Integration; Amendment.  This Note and the other Loan Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. No amendment of this Note, and no waiver of any one or more of the provisions hereof shall beeffective unless set forth in writing and signed by the parties hereto.

7.	Successors and Assigns.  This Note (i) shall be binding upon the
Borrower and the Bank and, where applicable, their respective heirs, executors, administrators, successors and permitted assigns, and (ii) shall inure to the benefit of the Borrower and the Bank and, where applicable, their respective heirs, executors, administrators, successors and permitted assigns; provided, however, that the Borrower may not assign its rights or obligations hereunder or any interest herein without the prior written consent of the Bank, and any such assignment or attempted assignment by the Borrower shall be void and of no effect with respect to the Bank. The Bank may from time to time sell or assign, in whole or in part, or grant participations in the Loan and/or the Note and/or the obligations evidenced thereby. The Borrower authorizes the Bank to provide information concerning the Borrower to any prospective purchaser, assignee or participant.

8.	Severability and Consistency.  The illegality, unenforceability or inconsistency of any provision of this Note or any instrument or agreement required hereunder shall not in any way affect or impair the legality, enforceability or consistency of the remaining provisions of this Note or any instrument or agreement required hereunder. The Loan Documents are intended to be consistent. However, in the event of any inconsistencies among any of the Loan Documents, such inconsistency shall not affect the validity or enforceability of any Loan Document. The Borrower agrees that in the event of any inconsistency or ambiguity in any of the Loan
 Documents, the Loan Documents shall not be construed against any one party but shall be interpreted consistent with the Bank's policies and procedures.

9.	Consent to Jurisdiction and Service of Process.  The Borrower
 irrevocably appoints each and every owner and/or officer of the Borrower as its attorneys upon whom may be served, by regular or certified mail at the address set forth in this Note, any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Note or any of the other Loan Documents. The Borrower hereby consents and agrees that (i) any action or proceeding against it may be commenced and maintained in any court within the State of New Jersey or in the United States District Court for the District of New Jersey by
service of process on any such owner and/or officer and (ii) the courts of the State of New Jersey and the United States District Court for the District of New Jersey shall have jurisdiction with respect to the subject matter hereof and the person of the Borrower and all collateral for the
Liabilities.  The Borrower agrees that any action brought by the Borrower shall be commenced and maintained only in a court in the federal judicial district or county in which the Bank has its principal place of business in
 New Jersey.

10.	Judicial Proceedings; Waivers.

THE BORROWER WAIVES THE RIGHT TO TRIAL BY JURY
 IN ANY ACTION OR PROCEEDING UNDER OR RELATING
TO THIS NOTE AND EVERY OTHER LOAN DOUCMENTS.



IN WITNESS WHEREOF, the Borrower has executed and delivered to the Bank this Note, as of the day and year first above written.


THE DEWEY ELECTRONICS CORPORATION


						By:
						Name: Gordon C. Dewey
						Title: President

						Address:27 Muller Road
							Oakland, NJ 07436