Form 10-Q
period 1997-09-30
DEWEY ELECTRONICS CORP
filed 1997-11-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 1997
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


The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at September 30, 1997.



THE DEWEY ELECTRONICS CORPORATION


INDEX




Part I		Financial Information				Page No.


		Condensed balance sheets -
			September 30, 1997 and June 30, 1997		 1

		Condensed statements of income -
			Three months ended September 30, 1997
			and September 30, 1996				 2

		Statements of cash flows for the three months
			ended September 30, 1997 and 1996		 3

		Notes to condensed financial statements			 4

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations					 6


Part II		Other Information


Item 6.	Exhibits and Reports on Form 8-K					9


	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED BALANCE SHEET

                                             SEPTEMBER 30       JUNE 30
                                                1997              1997
                                             (UNAUDITED)       (AUDITED)*

ASSETS:
CURRENT ASSETS:
   CASH                                         $290,935       $   318,058
   ACCOUNTS RECEIVABLE                           263,506           377,478
   INVENTORIES                                 1,056,084         1,057,338
   CONTRACT COSTS & RELATED EST
     PROFITS IN EXCESS OF APPLICABLE
     BILLINGS                                  1,708,807         1,271,107
   PREPAID EXPENSES & OTHER CURRENT
     ASSETS                                      115,669            52,032

   TOTAL CURRENT ASSETS                       $3,435,001        $3,076,013


PLANT PROPERTY & EQUIPMENT                     1,051,937         1,085,260

OTHER ASSETS:

   DEFERRED TAX ASSETS                           426,081           421,280
   OTHER NON CURRENT ASSETS                      130,973            62,666

      TOTAL OTHER ASSETS                         557,054           483,946

TOTAL ASSETS                                  $5,043,992        $4,645,219

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES
   TRADE ACCOUNTS PAYABLE                       $177,097          $116,082
   ACCRUED LIABILITIES                           375,251           407,644
   BILLINGS IN EXCESS OF CONTRACT
      COSTS & RELATED ESTIMATED
      PROFITS                                    701,608           701,608
   CURRENT PORTION OF LONG
     TERM DEBT                                    48,157           342,604

   TOTAL CURRENT LIABILITIES                  $1,302,113        $1,567,938

LONG TERM PORTION OF LONG TERM
   DEBT                                        2,251,843         1,580,042

OTHER LONG TERM LIABILITY                         62,699            62,699
DUE TO RELATED PARTY                             200,000           200,000

STOCKHOLDERS' EQUITY:
   COMMON STOCK                                   16,934            16,934
   PAID IN CAPITAL                             2,835,360         2,835,360
   RETAINED EARNINGS                          (1,104,807)       (1,097,604)
                                               1,747,487         1,754,690
LESS TREASURY STOCK AT COST                     (520,150)         (520,150)

   TOTAL STOCKHOLDERS' EQUITY                  1,227,337         1,234,540
TOTAL LIABILITIES & STOCKHOLDERS'EQUITY       $5,043,992        $4,645,219

*- CONDENSED FROM AUDITED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED INCOME STATEMENT


                          					      THREE MONTHS ENDED SEPTEMBER 30,

                                                1997            1996

REVENUES                                      $702,453        $954,187

   COST OF REVENUES                            471,894         754,610

GROSS PROFIT / (LOSS)                          230,559         199,577

   SELLING & ADMIN EXPENSES                    193,448         228,140

OPERATING PROFIT / (LOSS)                       37,111         (28,563)

   INTEREST EXPENSE                             49,937          59,960

   BANK FINANCING FEES                            0              2,018

   OTHER (INCOME)/EXPENSE                         (823)           (715)

INCOME / (LOSS) BEFORE TAXES                   (12,003)        (89,826)

DEFERRED TAX BENEFIT/(EXPENSE)                   4,801          35,930

NET INCOME / (LOSS)                            $(7,202)       $(53,896)



INCOME PER SHARE BEFORE TAXES
   PRIMARY                                     $(0.01)         $(0.07)
   FULLY DILUTED                               $(0.01)         $(0.07)

NET INCOME PER SHARE
   PRIMARY                                     $(0.01)         $(0.04)
   FULLY DILUTED                               $(0.01)         $(0.04)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    PRIMARY                                   1,339,531        1,339,531
    FULLY DILUTED                             1,339,531        1,339,531

THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS

                                 						THREE MONTHS ENDED SEPTEMBER 30,
                                                1997           1996

CASH FLOWS FROM OPERATIONS:
  NET (LOSS)/INCOME                            $(7,202)       $(53,896)

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION                                 33,323          31,358
   DECREASE/(INCREASE) IN ACCOUNTS
        RECEIVABLES                            113,971         507,314
   DECREASE/(INCREASE) IN INVENTORIES            1,254         131,904
   (INCREASE) IN CONTRACT COSTS AND
     RELATED ESTIMATED PROFITS IN
     EXCESS OF APPLICABLE BILLINGS            (437,700)         51,211
   (INCREASE) IN PREPAID EXPENSES AND
     OTHER CURRENT ASSETS                      (63,637)        (31,965)
    INCREASE IN ACCOUNTS PAYABLE                61,015           9,536
   (DECREASE) IN ACCRUED EXPENSES              (32,393)        (67,468)
   (INCREASE) IN OTHER ASSETS                  (73,108)        (34,919)

   TOTAL ADJUSTMENTS                         $(397,275)       $596,971

NET CASH (USED IN)/PROVIDED BY
   OPERATIONS                                $(404,477)       $543,075

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                                     0               0

NET CASH (USED IN) INVESTING                     0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM
   DEBT                                      (1,922,646)       (80,093)
   DEBT REFINANCED                            2,300,000            0
NET CASH PROVIDED BY/(USED IN)
   FINANCING                                   $377,354        ($80,093)

NET INCREASE/(DECREASE) IN CASH                $(27,123)       $462,982

CASH AT BEGINNING OF PERIOD                     318,058          88,402

CASH AT END OF PERIOD                          $290,935        $551,384

THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit in banks and securities with a maturity date not in excess of three months. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of such investments.

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the short term nature of accounts receivable and accounts payable their carrying value is a reasonable estimate of fair value.

NOTE 4:	INVENTORIES

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

                    					September 30, 1997	  June 30, 1997
			                        		(UNAUDITED)	      	(AUDITED)

		Finished Goods           		$208,576         		$219,890
		Work In Process	          	$357,306         		$344,032
		Raw Materials	            	$490,202         		$493,416
				                        	________         		________
				Total                  $1,056,084	        $1,057,338
                         					=======         		========


THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS


(UNAUDITED)

NOTE 5:	USE OF ESTIMATES

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

NOTE 6:	PLANT, PROPERTY AND EQUIPMENT

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

NOTE 7:	NET INCOME PER SHARE

Net income per share for the three months ended September 30, 1997 is based upon the weighted average number of shares outstanding. For the periods ended September 30, 1997, and September 30, 1996, stock options have not been considered as the effect would have been antidilutive. The number of shares used in the computation of net income per share was: 1,339,531 in 1997 and in 1996.

THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the Company's Report on Form 10-K for its fiscal year ended June 30, 1997. Reference is made generally to the information contained in the Form 10-K.

Three months ended September 30, 1997 vs. 1996
--------------------------------------------

For the first quarter of this fiscal year, revenues were $702,453, a decrease of $251,734 from last year's first quarter revenues of $954,187. This decrease in revenues is the result of a decrease in leisure segment revenues discussed below.

Electronic product revenues during this quarter decreased by $6,702 (from $686,527 last year to $679,825 this year). Leisure product revenues decreased by $245,032 (from $267,660 to $22,628).

Electronic product revenues remained level with the same period last year. In August 1996, the Company was awarded a contract with the U.S. Army for the production of tactical generator sets over a five year period. The contract initially funded $1 million for first article test units with estimated production quantities for each of the next 5 years. The first such production order in the amount of approximately $5 million was received in May 1997 and was increased by approximately 11% in July 1997. This project accounted for 49% of electronic segment revenues.

The remaining 51% of electronic product revenues was from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continue to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

In last year's first quarter, most of the Company's revenues were derived from contracts under the U.S. Navy's MK48 ADCAP torpedo program. The MK48 ADCAP torpedo program is now substantially complete. The remaining 40% of electronic product revenues were provided by short term projects.

As of September 30, 1997, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately
$5 million. It is estimated that most of this backlog will be recognized as revenues during the 1998 fiscal year.

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

In the leisure and recreation segment, revenues decreased by $245,032 compared to last year revenues which included sales of snowmaking machines during the first quarter. The major portion of revenues from this segment of business have been traditionally recorded during the second quarter. However, the Company does not expect that the sale of snowmaking machines will meet last year levels.

Operations resulted in a profit of $.03 per share this year compared to a loss of $.02 per share last year, as a result of higher profit margins in both segments of business. The Company is still focused on reducing overhead costs and expects to benefit from reductions already made since last year.

Liquidity and Capital Resources at September 30, 1997
------------------------------------------------------

The Company's working capital as of September 30, 1997 was $2,132,888 compared to $1,508,074 at June 30, 1997. The increase of $624,814 is attributable to a reduction in the current portion of long term debt in the amount of $294,447, a reduction in accounts receivables of $113,971 due to collections, an increase in prepaid expenses of $63,637 and an increase in contract costs and related estimated profits in excess of applicable billings in the amount of $437,700.

The current portion of long term debt was reduced as a result of new borrowing arrangements which the Company entered into with Sovereign Bank (the 'Bank') on September 18, 1997. Under this new agreement:

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


The Mortgage Note will be secured by a first mortgage on all of the Company's land and its building. Borrowings under the line-of-credit arrangement will be secured by a first lien on all of the Company's machinery, equipment other personal property.

Approximately $1,900,000 of the proceeds from the issuance of the Mortgage Note was applied to the prepayment in full of the outstanding balances due from the Company to Fleet Bank under its secured term loan agreement with the Company and to New Jersey Economic Development Authority under a mortgage note. The interest rate on the prepaid indebtedness was 9% per annum. The prepaid indebtedness was secured by liens on virtually all of the Company's real and personal property. Under the former term loan agreement, the Company was subject to numerous affirmative and negative covenants containing working capital, net worth and other financial criteria. The new borrowing arrangements with the Bank contain no such financial covenants.

For the three month period ending September 30, 1997 $404,477 net cash was used in operations as a result of an increase in contract costs and related estimated profits in excess of applicable billings. Reduced accounts receivable of $113,971 was used to increase prepaid expenses and other assets.

During the same period last year, $543,075 net cash flow was provided by operations as a result of reduced accounts receivable during the period of $507,314 which at the end of the period was reflected in cash balances.

No expenditures were made for investing activities this year and last year during the first quarters.

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

On a long term basis, the Company's liquidity will be dependent on the ability to maintain borrowing arrangements with its new lender
Sovereign Bank or other lenders.

The Company had no material commitments for capital expenditures as of September 30, 1997.


PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------------------

No reports on Form 8-K have been filed during the quarter ended
September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						THE DEWEY ELECTRONICS CORPORATION



November 14, 1997				_________________________________
               						Thom A. Velto, Treasurer
					               	Principal Accounting Officer



November 14, 1997				________________________________
               						Edward L. Proskey
				               		Vice President, Operations

