Form 10-Q
period 1997-12-31
DEWEY ELECTRONICS CORP
filed 1998-02-12
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 1997		Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION


A New York Corporation
I.R.S. Employer Identification
No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No.


The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at December 31, 1997.


THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I		Financial Information	Page No.


Condensed balance sheets -
December 31, 1997 and June 30, 1997		 1

Condensed statements of income -
Six months ended December 31, 1997
and December 31, 1996					 2

Three months ended December 31, 1997
and December 31, 1996					 3

Statements of cash flows for the six months
ended December 31, 1997 and 1996			 4

Notes to condensed financial statements		 5

Management's Discussion and Analysis of
Financial Condition and Results of
Operations							 7


Part II		Other Information

Item 4.	Submission of Matters to a Vote
		of Security Holders				10

Item 6.	Exhibits and Reports on Form 8-K	10


THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEET


                                     DECEMBER 31, 1997      JUNE 30, 1997
                                          (UNAUDITED)        (AUDITED)*

ASSETS:
CURRENT ASSETS:
  CASH						                             $   25,526        	$ 318,058
  ACCOUNTS RECEIVABLE			                    309,585	          377,478
  INVENTORIES				                        	1,014,796        	1,057,338
  CONTRACT COSTS & RELATED
    EST PROFITS IN EXCESS
    OF APPLICABLE BILLINGS             			1,899,397        	1,271,107
PREPAID EXPENSES & OTHER
    CURRENT ASSETS				                       67,298	           52,033
  TOTAL CURRENT ASSETS		                	$3,316,602       	$3,076,013

PLANT PROPERTY & EQUIPMENT	             	$1,033,982       	$1,085,260

OTHER ASSETS:
  DEFERRED TAX ASSETS		                	    486,775      	    421,280
  OTHER NON CURRENT ASSETS		                142,138      	     62,666
  TOTAL OTHER ASSETS		                  	$  628,913       	$  483,946

TOTAL ASSETS	                         			$4,979,497       	$4,645,219

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE	              		$  200,729       	$  116,082
  ACCRUED LIABILITIES			                    385,230	          407,644
  BILLINGS IN EXCESS OF
    CONTRACT COSTS &
    RELATED ESTIMATED PROFITS	         	    701,608	          701,608
  CURRENT PORTION OF LONG TERM
    DEBT					                                45,410	          342,604
    TOTAL CURRENT LIABILITIES	          	$1,332,977       	$1,567,938

LONG TERM PORTION OF LONG TERM
    DEBT	                            				$2,247,524       	$1,580,042

OTHER LONG TERM LIABILITY              		$   62,699       	$   62,699
DUE TO RELATED PARTY                  			$  200,000       	$  200,000

STOCKHOLDERS' EQUITY:
  COMMON STOCK		                    		       16,934	           16,934
  PAID IN CAPITAL				                     2,835,360       	 2,835,360
  RETAINED EARNINGS		                   	(1,195,847)      	(1,097,604)
	                                    					1,656,447        	1,754,690

LESS TREASURY STOCK AT COST              		(520,150)        	(520,150)

  TOTAL STOCKHOLDERS' EQUITY           		$1,136,297       	$1,234,540
TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY	              		$4,979,497       	$4,645,219

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS

	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED INCOME STATEMENT

                                  						SIX MONTHS ENDED DECEMBER 31,

                                  						1997	          	1996

REVENUES	                           				$1,330,416     	$2,001,182

   COST OF REVENUES	                			    994,204	      1,605,530

GROSS PROFIT / (LOSS)		               	    336,212	        395,652

   SELLING & ADMIN EXPENSES	          	    398,164	        485,651

OPERATING PROFIT / (LOSS)	           		    (61,952)	       (89,999)

   INTEREST EXPENSE			                	    103,164	        113,789

   BANK FINANCING FEES                    				0	             4,036

   OTHER (INCOME)/EXPENSE		            	    (1,378)	        (5,635)

INCOME / (LOSS) BEFORE TAXES		            (163,738)    	  (202,189)

DEFERRED TAX BENEFIT/(EXPENSE)	        	    65,495	         80,875

NET INCOME / (LOSS)	                 			$  (98,243)    	 $(121,314)
                                         =========	       ========

INCOME PER SHARE BEFORE TAXES
   PRIMARY		                             		$(0.12)      		$(0.15)
   FULLY DILUTED                        			$(0.12)      		$(0.15)


NET INCOME PER SHARE
   PRIMARY	                             			$(0.07)      		$(0.09)
   FULLY DILUTED		                        	$(0.07)      		$(0.09)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING

    PRIMARY	                            			1,339,531		1,339,531
    FULLY DILUTED		                       	1,339,531		1,339,531

	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED INCOME STATEMENT

                                					THREE MONTHS ENDED DECEMBER 31,

                                    						1997	         	1996

REVENUES	                             				$627,963      	$1,046,995

   COST OF REVENUES			                   	 522,310	     	   850,920

GROSS PROFIT / (LOSS)	                  		 105,653	     	   196,075

   SELLING & ADMIN EXPENSES             		 204,716	     	   257,511

OPERATING PROFIT / (LOSS)		              	 (99,063)	        (61,436)

   INTEREST EXPENSE		                   		  53,227	     	    53,829

   BANK FINANCING FEES	              		       0        		     2,018

   OTHER (INCOME)/EXPENSE		             	    (555)	     	    (4,920)

INCOME / (LOSS) BEFORE TAXES           		(151,735)	        (112,363)

DEFERRED TAX BENEFIT/(EXPENSE)         		  60,694	      	    44,945

NET INCOME / (LOSS)	                  			$(91,041)      	$  (67,418)
                                   						  ======	         =======

INCOME PER SHARE BEFORE TAXES
   PRIMARY	                             			$(0.11)	       	$(0.08)
   FULLY DILUTED		                        	$(0.11)       		$(0.08)

NET INCOME PER SHARE
   PRIMARY		                             		$(0.07)       		$(0.05)
   FULLY DILUTED	                        		$(0.07)       		$(0.05)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING

    PRIMARY	                           			1,339,531  		1,339,531
    FULLY DILUTED		                      	1,339,531	  	1,339,531

THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS

                               						SIX MONTHS ENDED DECEMBER 31,

                                						1997         		1996

CASH FLOWS FROM OPERATIONS:
  NET (LOSS)/INCOME	               			$(98,243)     	$(121,314)

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

   DEPRECIATION	                   			  66,648	      	  62,718
   DECREASE/(INCREASE) IN
    ACCOUNTS RECEIVABLE			              67,893	      	 497,002

   DECREASE/(INCREASE) IN
    INVENTORIES		                   		  42,542      		 230,965
   (INCREASE)/DECREASE IN
    CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS         			(628,290)      	  27,608
   (INCREASE) IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS		         (15,265)      	 (25,342)
   INCREASE/(DECREASE) IN
    ACCOUNTS PAYABLE			                 84,647	      	 (35,707)
   (DECREASE) IN ACCRUED
     EXPENSES					                     (22,415)      	 (20,691)
   (INCREASE) IN OTHER ASSETS	       	(144,967)      	 (78,853)

   TOTAL ADJUSTMENTS              			$(549,207)      	$657,700

NET CASH (USEDIN)/PROVIDED BY
  OPERATIONS	                    				$(647,450)      	$536,386

CASH FLOWS FROM INVESTING ACTIVITIES:

   EXPENDITURES FOR PLANT,
   PROPERTY AND EQUIPMENT	          		 (15,370)      	 (14,737)

NET CASH (USED IN) INVESTING        		$(15,370)      	$(14,737)

CASH FLOWS FROM FINANCING ACTIVITIES:

   PRINCIPAL PAYMENTS OF LONG
    TERM DEBT	                  				(1,929,712)      	(160,795)
   DEBT REFINANCED              				 2,300,000	           0

NET CASH PROVIDED BY/(USED IN)
    FINANCING		                  			  $370,288      	$(160,795)

NET INCREASE/(DECREASE) IN
   CASH		                        				$(292,532)     	$ 360,854

CASH AT BEGINNING OF PERIOD        		  318,058      	   88,402

CASH AT END OF PERIOD		             	  $25,526      	$ 449,256
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

The results of operations for the six month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit in banks and securities with a maturity date not in excess of three months. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of such investments.

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to short term nature of accounts receivable and accounts payable their carrying value is a reasonable estimate of fair value.

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

             					December 31, 1997	  June 30, 1997
				                	(UNAUDITED)    		  (AUDITED)

		Finished Goods  		$295,137         		$219,890
		Work In Process	 	$316,157         		$344,032
		Raw Materials	   	$404,502          	$493,416
				              		________          	________
				Total         $1,014,796		       $1,057,338
              						=======           	=======


THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 5:	USE OF ESTIMATES

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

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). This standard specifies when assets should be reviewed for impairment, how to determine if an asset is impaired how to measure an impairment loss, and what disclosures are necessary in the financial statements. The effect of adopting SFAS 121 is not considered significant.

NOTE 7:	NET INCOME PER SHARE

Net income per share for the three months ended December 31, 1997 is based upon the weighted average number of shares outstanding. For the periods ended December 31, 1997, and December 31, 1996, stock options have not been considered as the effect would have been antidilutive. The number of shares used in the computation of net income per share was: 1,339,531 in 1997 and in 1996.


THE DEWEY ELECTRONICS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the Company's report on Form 10-K for the fiscal year ended June 30, 1997 (including the section captioned "Current Business environment"). Reference is made generally to the information contained in the Form 10-K.

Six months ended December 31, 1997 vs. 1996

Revenues for the first six months of this fiscal year were $1,330,416, a decrease of $670,766 compared to last year's revenues for the same period. Electronic product revenues decreased by $166,031 (from $1,245,354 last year to $1,079,323 this year). Leisure product revenues decreased by $504,735 (from $755,828 last year to $251,093 this year).

In the electronic product segment, 46% of revenues were derived from a contract with the U.S. Army for the production of tactical generator sets and 54% of revenues were derived from various orders which are more limited in scope and duration and were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continue to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

The contract with the U.S. Army for the production of tactical generator sets initially funded $1 million for first article test units with estimated production quantities for each of the following five years. The first such production order in the amount of $5 million was received in May 1997 and was increased approximately 11% in July 1997. The first article test units have been delivered to the U.S. Army and the Company is awaiting final acceptance of these units by the Army before beginning production stages. Final acceptance is expected to be received by the beginning of March 1998. The contract schedule had included production stages to begin during this second fiscal quarter.

In the first six months of last year, the tactical generator set project accounted for 22% of electronic product revenues. The U.S. Navy's MK48 ADCAP torpedo program, which in prior years had provided most of such revenues, accounted for 33%. The remaining 45% of electronic product revenues was derived from various orders, generally for replacement parts for previously supplied Department of Defense equipment.

As of December 31, 1997, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $4 million, attributable to the tactical generator set contract.
Approximately one half of this backlog should be recognized as revenues during the 1998 fiscal year.

As of December 31, 1996, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately
$1 million. Most of this backlog was accounted for by the tactical generator set contract and was recorded as revenues during the 1997 fiscal year.

In the leisure and recreation segment, revenues decreased by $504,735 when compared to the same six month period last year. The major portion of revenues from this segment of business have been traditionally recorded during the second quarter. Last year, sales of snowmaking machines began in the first quarter and continued with a higher sales level during the second quarter than experienced in recent years. This year, no machine sales were made during the first quarter and the second quarter sales were lower than last year. General market conditions are weaker as a result of last year's overall poor season for domestic ski areas. Foreign markets continue to be very competitive, however, the sales of replacement parts in these areas remains level with prior years.

Overall, the Company experienced an operating loss for the six month period of $61,952 compared to an operating loss of $89,999 last year. Costs in overhead and administrative expenses are continuing to be reduced to help offset lower revenues. The Company expects that these costs will continue to be reduced.

Three Months Ended December 31, 1997 vs 1996

Revenues for the second quarter this year were $627,963 compared to $1,046,995 last year. The decrease of $419,032 resulted from lower revenues in the electronic segment of $159,329 and lower sales in the leisure and recreation segment of $259,703 which were discussed above.

The operating loss for the second quarter this year was $99,063 and the operating loss for the same period last year was $61,436.

See the discussion of six-month results above.

Liquidity and Capital Resources at December 31, 1997

The Company's working capital as of December 31, 1997 was $1,983,625.
 This amount reflects an increase of $475,551 when compared to working capital at June 30, 1997 of $1,508,074.

Working capital increased as a result of an increase in contract costs and related estimated profits in excess of applicable billings in the amount of $628,290, a reduction in the current portion of long term debt of $297,194 and an increase in prepaid expenses and other current assets of $15,265.


8
These increases in working capital were partially offset by an increase in trade accounts payable and accrued expenses of $62,232, a reduction in accounts receivable of $67,893, a reduction in inventories of $42,542 and a reduction in cash balances of $292,532.

The Company expended $15,370 for plant, property and equipment during the six month period. Last year, capital expenditures amounted to $14,737.

The Company has no material commitments for capital expenditures as of December 31, 1997.

The current portion of long term debt was reduced as a result of new borrowing arrangements which the Company entered into with Sovereign Bank (the 'Bank') on September 18, 1997. Under this new agreement:

-	The Company borrowed $2,300,000 at an interest rate of 8.25% per annum, repayable in monthly installments of $19,598 with a final maturity in year 2002, evidenced by delivery of a mortgage note payable to the Bank (the "Mortgage Note").

-	The Bank agreed to provide up to an additional $500,000 under a line-of-
credit agreement, to be evidenced by promissory notes bearing interest at a rate 3/4 of 1% over prime that will become due and payable on October 31, 1998. In the Bank's discretion, this line of credit may be renewed for a further period or periods.

The Mortgage Note is secured by a first mortgage on all of the Company's land and its building. Borrowings under the line-of-credit arrangement are secured by a first lien on all of the Company's machinery, equipment other personal property.

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


PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders


On December 3, 1997, at the Company's annual meeting of shareholders, the following five directors were elected to serve for the ensuing year.
Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the only nominees for directors):

Name	                   			For	      			Withheld

Alexander A. Cameron     		1,111,264	 		14,877
Frances D. Dewey	         	1,111,264	 		14,877
Gordon C. Dewey	          	1,111,264	 		14,877
Peter Eustis		            	1,111,039 			15,102
John G. McQuaid	          	1,109,241 			16,877

Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------


No reports on Form 8-K have been filed during the quarter ended
 December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                					THE DEWEY ELECTRONICS CORPORATION


2/11/97		         			_____________________________
Date				            	Thom A. Velto, Treasurer
				                	Principal Accounting Officer


2/11/97	         				___________________________
Date				            	Edward L. Proskey
				                	Vice President, Operations

