Form 10-Q
period 1998-03-30
DEWEY ELECTRONICS CORP
filed 1998-05-08
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 1998
Commission File No
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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at March 31, 1998.





THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I		Financial Information						Page No.


		Condensed balance sheets -
			March 31, 1998 and June 30, 1997				 1

		Condensed statements of income -
			Nine months ended March 31, 1998
			and March 31, 1997							            2

			Three months ended March 31, 1998
			and March 31, 1997							            3

		Statements of cash flows for the nine months
			ended March 31, 1998 and 1997					   4

		Notes to condensed financial statements	 5

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations		                    						 7


Part II		Other Information


Item 6.	Exhibits and Reports on Form 8-K					10



THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEET

                             					MARCH 31, 1998		JUNE 30, 1997
                                					UNAUDITED  			(AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH				                          $  92,223	    		$318,058
  ACCOUNTS RECEIVABLE	                557,909    			 377,478
  INVENTORIES		                    	1,020,308      1,057,338
  CONTRACT COSTS & RELATED
   EST PROFITS IN EXCESS
   OF APPLICABLE
   BILLINGS		                      	1,481,211      1,271,107
PREPAID EXPENSES & OTHER
   CURRENT ASSETS                      62,513         52,033
  TOTAL CURRENT ASSETS             $3,214,164     $3,076,013

PLANT PROPERTY &
  EQUIPMENT                        $1,000,658     $1,085,260

OTHER ASSETS:
  DEFERRED TAX ASSETS                 580,066        421,280
  OTHER NON CURRENT ASSETS            137,803         62,666
  TOTAL OTHER ASSETS               $  717,869     $  483,946

TOTAL ASSETS                       $4,932,691     $4,645,219

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE             $106,014       $116,082
  ACCRUED LIABILITIES                 484,655        407,644
  BILLINGS IN EXCESS OF
    CONTRACT COSTS & RELATED
    ESTIMATED PROFITS                 701,608        701,608
  CURRENT PORTION OF
    LONG TERM DEBT                    146,353        342,604
    TOTAL CURRENT
      LIABILITIES                  $1,438,630     $1,567,938

LONG TERM PORTION OF
  LONG TERM DEBT                   $2,235,001     $1,580,042

OTHER LONG TERM LIABILITY             $62,699        $62,699
DUE TO RELATED PARTY                 $200,000       $200,000

STOCKHOLDERS EQUITY:
  COMMON STOCK                         16,934         16,934
  PAID IN CAPITAL                   2,835,360      2,835,360
  RETAINED EARNINGS                (1,335,783)    (1,097,604)
                                    1,516,511      1,754,690
LESS TREASURY STOCK AT
   COST                              (520,150)      (520,150)

  TOTAL STOCKHOLDERS
    EQUITY                        $   996,361     $1,234,540
TOTAL LIABILITIES &
  STOCKHOLDERS EQUITY             $4,932,691     $4,645,219

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS

	THE DEWEY ELECTRONICS CORPORATION

	CONDENSED INCOME STATEMENT

                             							NINE MONTHS ENDED MARCH 31,

                                       1998         1997

REVENUES                              $1,737,456  $2,979,357

   COST OF REVENUES                    1,364,044   2,294,472

GROSS PROFIT / (LOSS)                    373,412     684,885

   SELLING & ADMIN EXPENSES              613,036     727,374

OPERATING PROFIT / (LOSS)               (239,624)    (42,489)

   INTEREST EXPENSE                      158,226     166,645

   BANK FINANCING FEES                      0          6,054

   OTHER (INCOME)/EXPENSE                   (886)     (6,928)

INCOME / (LOSS) BEFORE TAXES            (396,964)   (208,260)

DEFERRED TAX BENEFIT/(EXPENSE)           158,786      83,304

NET INCOME / (LOSS)                    $(238,178)  $(124,956)


INCOME PER SHARE BEFORE TAXES
   PRIMARY                        $(0.30)       $(0.16)
   FULLY DILUTED                  $(0.30)       $(0.16)

NET INCOME PER SHARE
   PRIMARY                        $(0.18)       $(0.09)
   FULLY DILUTED                  $(0.18)       $(0.09)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    PRIMARY                     1,339,531      1,339,531
    FULLY DILUTED               1,339,531       1,339,531



	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED INCOME STATEMENT

                          							THREE MONTHS ENDED MARCH 31,

                                   1998       1997

REVENUES                          $407,039  $978,175

   COST OF REVENUES                369,840   688,942

GROSS PROFIT / (LOSS)               37,199   289,233

   SELLING & ADMIN EXPENSES        214,873   241,723

OPERATING PROFIT / (LOSS)         (177,672)   47,510

   INTEREST EXPENSE                 55,062    52,856

   BANK FINANCING FEES               0         2,018

   OTHER (INCOME)/EXPENSE              492    (1,293)

INCOME / (LOSS) BEFORE TAXES      (233,226)   (6,071)

DEFERRED TAX BENEFIT/(EXPENSE)      93,291     2,429

NET INCOME / (LOSS)              $(139,935)  $(3,642)

INCOME PER SHARE BEFORE TAXES
   PRIMARY                          $(0.17)   $(0.00)
   FULLY DILUTED                    $(0.17)   $(0.00)

NET INCOME PER SHARE
   PRIMARY                          $(0.10)   $(0.00)
   FULLY DILUTED                    $(0.10)   $(0.00)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    PRIMARY                       1,339,531   1,339,531
    FULLY DILUTED                 1,339,531   1,339,531


	THE DEWEY ELECTRONICS CORPORATION
	STATEMENTS OF CASH FLOWS

                           							NINE MONTHS ENDED MARCH 31,
                                    1998        1997
CASH FLOWS FROM OPERATIONS:
  NET (LOSS)/INCOME              $(238,178)   $(124,956)

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION                     99,972       97,110
   (INCREASE)/DECREASE IN ACCOUNTS
     RECEIVABLE                   (180,431)     529,364
   DECREASE/(INCREASE) IN
      INVENTORIES                   37,030      357,129
   (INCREASE)/DECREASE IN CONTRACT
      COSTS AND RELATED ESTIMATED
      PROFITS IN EXCESS OF
      APPLICABLE BILLINGS         (210,104)    (142,888)
   (INCREASE)/DECREASE IN PREPAID
      EXPENSES AND OTHER CURRENT
      ASSETS                       (10,480)      10,266
   INCREASE/(DECREASE) IN ACCOUNTS
      PAYABLE                      (10,068)    (137,804)
   INCREASE IN ACCRUED EXPENSES     77,011       11,592
   (INCREASE) IN OTHER ASSETS     (233,923)     (55,271)

   TOTAL ADJUSTMENTS             $(430,993)   $ 669,498

NET CASH (USEDIN)/PROVIDED BY
   OPERATIONS                    $(669,171)   $ 544,542

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                       (15,370)     (18,341)

NET CASH (USED IN) INVESTING    $  (15,370)  $  (18,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM
     DEBT                       (1,941,294)    (242,122)
   DEBT REFINANCED               2,400,000        0

NET CASH PROVIDED BY/(USED IN)
    FINANCING                     $458,706    $(242,122)

NET INCREASE/(DECREASE) IN CASH  $(225,835)    $284,079

CASH AT BEGINNING OF PERIOD        318,058       88,402

CASH AT END OF PERIOD              $92,223     $372,481



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the nine month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

           						March 31, 1998		June 30, 1997
					             	(UNAUDITED)	  	(AUDITED)

		Finished Goods  		$297,893 			$219,890
		Work In Process  	$317,535	 		$344,032
		Raw Materials	   	$404,880		 	$493,416
				              		________		 	________
				Total        	$1,020,308		$1,057,338
              						========			========


THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 5:	USE OF ESTIMATES

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

In 1996, the Company adopted Statement of Financial Accounting
Standards (SFAS) 121, Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed of (SFAS
121). This standard specifies when assets should be reviewed for impairment, how to determine if an asset is impaired how to measure an impairment loss, and what disclosures are necessary in the financial statements. The effect of adopting SFAS 121 is not considered significant.

NOTE 7:	NET INCOME PER SHARE

Net income per share for the three months ended March 31, 1998 is based upon the weighted average number of shares outstanding. For the periods ended March 31, 1998, and March 31, 1997, stock options have not been considered as the effect would have been antidilutive. The number of shares used in the computation of net income per share was:
1,339,531 in 1998 and in 1997.


THE DEWEY ELECTRONICS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the Companys report on Form 10-K for the fiscal year ended June 30, 1997 (including the section captioned Current Business Environment). Reference is made generally to the information contained in the Form 10-K.

Nine months ended March 31, 1998 vs. 1997

Revenues for the nine month period of this fiscal year were $1,737,456, a decrease of $1,241,901 compared to last years revenues for the same period. Electronic product revenues decreased by $608,843 (from $2,032,298 last year to $1,423,455 this year). Leisure product revenues decreased by $633,058 (from $947,059 last year to $314,001 this year).

In the electronic product segment, 35% of revenues were derived from a contract with the U.S. Army for the production of tactical generator sets and 65% of revenues were derived from various orders which are more limited in scope and duration and were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continue to be attributable to the Companys Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

The contract with the U.S. Army for the production of tactical generator sets initially funded $1 million for first article test units with estimated production quantities for each of the following five years. The first such production order in the amount of $5 million was received in May 1997 and was increased by approximately 11% in July 1997. The first article test units from the initial funding were delivered to the U.S. Army and final acceptance of these units by the Army was received on March 13, 1998. These units included engineering changes initiated by the Company and the acceptance by the Army of these changes requires official incorporation of the changes into project drawings and material requirements. The Company is now in the process of placing orders for these requirements with its vendors. Although costs are being incurred with respect to the first production order, full production is not anticipated until material requirements are filled during the first quarter of the next fiscal year (August 1998). The original contract schedule had included production stages to begin during the past second quarter. Delivery of these tactical generator sets to the U.S. Army is anticipated to begin November 1998.

In the first nine months of last year, the tactical generator set project accounted for 40% of electronic product revenues. The U.S. Navys MK48 ADCAP torpedo program, which in prior years had provided most of such revenues, accounted for 20%. The remaining 40% of electronic product revenues was derived from various orders, generally for replacement parts for previously supplied Department of Defense equipment.

As of March 31, 1998, the aggregate value of the Companys backlog of electronic products not previously recorded as revenues was approximately $4 million, attributable to the tactical generator set contract. Most of this backlog should be recognized as revenues during the 1999 fiscal year.

As of March 31, 1997, the aggregate value of the Companys backlog of electronic products not previously recorded as revenues was approximately $.5 million. Most of this backlog was accounted for by the tactical generator set contract and was recorded as revenues during the 1997 fiscal year.

In the leisure and recreation segment, revenues decreased by $633,058 when compared to the same nine month period last year. The major portion of revenues from this segment of business have been traditionally recorded during the second quarter. Last year, sales of snowmaking machines began in the first quarter, continued with a higher sales level during the second quarter than experienced in recent years, and continued into the third quarter. This year, no machine sales were made during the first quarter, the second quarter sales were lower than last year, and no sales were made during the third quarter. General market conditions are weaker as a result of last years overall poor season for domestic ski areas. Funds generated by the ski areas are being directed towards other capital improvements as a result of safety and environmental concerns.
Foreign markets continue to be very competitive, however, the sales of replacement parts in these areas remains level with prior years.

Overall, the Company experienced an operating loss for the nine month period of $239,624 compared to an operating loss of $42,489 last year. Costs in overhead and administrative expenses are continuing to be reduced to help offset lower revenues.

Three Months Ended March 31, 1998 vs 1997

Revenues for the third quarter this year were $407,039 compared to $978,175 last year. The decrease of $571,136 resulted from lower revenues in the electronic segment of $442,812, particularly from the tactical generator set project, and lower sales in the leisure and recreation segment of $128,324 which were discussed above.

Overall, the Company experienced an operating loss for the third quarter this year of $177,672 in contrast to an operating profit of $47,511 for the same period last year.

See the discussion of nine-month results above.

Liquidity and Capital Resources at March 31, 1998

The Companys working capital as of March 31, 1998 was $1,775,535.
This amount reflects an increase of $267,461 when compared to working capital at June 30, 1997 of $1,508,074.

8
Working capital increased as a result of an increase in contract costs and related estimated profits in excess of applicable billings in the amount of $210,104, a reduction in the current portion of long term debt of $196,251 and an increase in accounts receivable of $180,431, all partially offset by a reduction in cash of $225,835 and an increase in accrued liabilities of $77,011.

The Company expended $15,370 for plant, property and equipment during the nine month period. Last year, capital expenditures amounted to $18,341.

The Company has no material commitments for capital expenditures as of March 31, 1998.

The current portion of long term debt was reduced as a result of borrowing arrangements which the Company entered into with Sovereign Bank on September 18, 1997. Terms of the borrowing arrangements are summarized in the Companys reports on Form 10-Q for the first quarter of the current fiscal year.

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


No reports on Form 8-K have been filed during the quarter ended March
31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						THE DEWEY ELECTRONICS CORPORATION


May 8, 1998
Date					    	Thom A. Velto, Treasurer
					        	Principal Accounting Officer


May 8, 1998
Date					    	Edward L. Proskey
					        	Vice President, Operations



