Form 10-K
period 1998-06-30
DEWEY ELECTRONICS CORP
filed 1998-09-24
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For the fiscal year ended June 30, 1998

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on August 28, 1998: $508,621.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at August 28, 1998.



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

14.	Exhibits, Financial Statement Schedules and Reports on
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

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended
June 30, 1998 are set forth in Note M ("Information About the Company's Operations in Different Industries") of the Notes to Financial
Statements.

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

As of August 31, 1998, the Company had a work force of 26 employees, of whom 9 were technical or professional personnel. Last year at the same date, the work force included 22 employees, of whom 8 were technical or professional personnel. The increase is the result of the resumption of production efforts in the electronics segment of business. Fluctuations in the work force may also result from the seasonal nature of the leisure and recreation segment of business.

ELECTRONICS SEGMENT

This segment of business accounted for 86% of total revenues in fiscal year 1998, 74% of total revenues in fiscal 1997 and 85% of total revenues in fiscal 1996.

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

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract and has occasionally experienced some delays in deliveries. Such delays have not had a material effect on operations, however the Company cannot provide any assurances that future delays, if any, will not have a material adverse effect.

Reference is made to Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") for additional information regarding this segment.

LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 14% of the Company's revenues in fiscal 1998, 26% of the Company's revenues in fiscal 1997 and 15% of the Company's revenues in fiscal 1996.

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

The Company has sold snowmaking equipment to over three hundred different locations in the United States and abroad. Marketing is done by the Company's employees in the domestic market and by distributors and representatives in foreign markets. In fiscal 1998, all revenues were from domestic sales.

Orders for snowmaking equipment have normally been received during the first and fourth quarters of the fiscal year, though this pattern has been changing. For the most part shipments are made and revenues recorded during the second quarter. Production usually takes place in the first and second quarters and it is during this period that inventory is generated and working capital demands are the greatest.

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

Under the terms of a mortgage note to Sovereign Bank described in Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") both the land and building are subject to the lien of a mortgage securing indebtedness in the original principal amount of $2,300,000. The Company also has a line of credit with the Bank, under which the Company may borrow up to an additional $500,000 that would be secured by a lien on substantially all of the Company's' machinery, equipment and other personal property.


Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings.


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol
"DEWY".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

                           Quarterly Common Stock Price Range

                       				Fiscal Year 1998			Fiscal Year 1997

	Quarter                 		High	   	Low    			High    		Low

	lst	                    		$.875	  	$.8125  		$.875   		$.75
	2nd                     		1.00		    .8125	 	  .9375	    .75
	3rd                   			  .875	 	  .6875	 	  .75		     .625
	4th                   			  .71875	  .625		 	  .9375	    .625

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during the fiscal years 1998 and 1997. The Corporation has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of August 28, 1998 was 847.


Item 6.  Selected Financial Data



			(In thousands of dollars except per share amounts)


              									            Year ended June 30,

                         1998     1997     1996     1995   1994
Revenues                $ 2,325   $3,828   $4,595   $6,692 $8,473
(Loss)/Earnings
 before income taxes,
 cumulative effect
 of accounting change
 and extraordinary gain $ (748)   $(154)   $ 409    $ 179  $198(2)
Net (loss)/earnings     $ (447)   $ 7(1)   $ 244    $ 107  $821(3)
Net (loss)/earnings per
 share-basic and diluted $(.33)   $ .01    $ .18    $ .08  $ .61
Cash dividends per
 common share              --        --      --       --     --
Total assets            $ 4,713   $ 4,645  $5,372   $5,555 $6,417
Long-term obligations   $ 2,420   $ 1,780  $2,289   $2,614 $3,365
Working capital         $ 1,443   $ 1,508  $1,879   $1,770 $2,310
Stockholders' equity    $   788   $ 1,235  $1,227   $  983 $  876



(1) In fiscal 1997, net earnings were increased by an extraordinary gain of $100 net of income taxes.

(2)  Fiscal year 1994 includes temporary expropriation expense of $100.

(3) In fiscal 1994, income was increased by $703 as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 109.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report. The discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be read in conjunction with the cautionary statements appearing under "Current Business Environment" and elsewhere in this discussion.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended
June 30, 1998 are set forth in Note M ("Information About the Company's Operations in Different Industries") of the Notes to Financial Statements.

Revenues

Revenues for fiscal year 1998 were 39% lower than those for fiscal year 1997 and 49% lower then revenues for 1996. This decline in revenues represents a lower level of activity in both the electronics segment and the leisure and recreation segment of business.

Deliveries under the U.S. Army's 2kW tactical generator set program provided 40% of electronics segment revenues in fiscal year 1998. Production efforts under this program began later than originally anticipated. The Company's contract with the U.S. Army contemplated five annual production orders, the first of which was received in May 1997 and supplemented in June 1997 with deliveries scheduled to begin in March 1998. As a result of engineering changes initiated by the Company and approved by the U.S. Army, deliveries under the first production order were rescheduled and are anticipated to begin in November 1998. Though the second production order, expected in June 1998, had not been placed, the Company anticipates that the U.S. Army will continue to place orders for the 2kW tactical generator sets. However, no assurances can be given that the U.S. Army will do so. Orders not yet received are not reflected in the June 30, 1998 backlog figure given below.

The Company's contracts under the U.S. Navy's MK48 ADCAP torpedo program accounted for 11% of fiscal year 1998 electronic segment revenues but have been substantially completed. Final deliveries are now being made following the receipt of a contract modification from the Navy.

The other 49% of electronic product revenues was from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continued to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the Navy.


In fiscal year 1997, the tactical generator set program provided 49% of electronic product revenues and production efforts under the Navy's ADCAP Torpedo program provided 19%. In fiscal year 1996, the ADCAP program accounted for 74% of such revenues. Remaining electronics segment revenues in each of such years were derived from various orders, limited in scope and duration, for the Department of Defense and related replacement equipment.

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $4 million on June 30, 1998, almost all of it is attributable to the first production order for tactical generator sets, $4 million on June 30, 1997 and $1 million on June 30, 1996. It is estimated that the present backlog will be shipped during the next 12 months and recognized as fiscal year 1999 revenues.

In the leisure and recreation segment, revenues for fiscal years 1998, 1997 and 1996 amounted to approximately $329,000, $987,000 and $670,000 respectively. There were no export sales of snowmaking machinery in fiscal year 1998. In both fiscal years 1997 and 1996 export sales of snowmaking machines were approximately $92,000. Competition in foreign markets remains much stronger than in the domestic market. The Company is continuing its efforts to increase its market share by utilizing different marketing strategies by region.

There was no backlog of orders for snowmaking equipment as of June 30, 1998. During the first quarter of fiscal year 1999, orders have been received which amount to approximately $150,000 and more orders are anticipated as the season approaches. There was no backlog of orders for snowmaking equipment as of June 30, 1997 and approximately $156,000 of orders backlogged on June 30, 1996.

Gross Profit

Gross Profit was 12% in fiscal year 1998, 26% in fiscal year 1997 and 37% in fiscal year 1996.

In the electronics segment, gross profit was lowered to 10% as a result of delayed production under the tactical generator program with the U.S. Army. Fiscal year 1997 was favorably affected by approximately $343,000 following contract review of operations in prior years, which resulted in 29% gross profit. In fiscal year 1996, gross profit had increased to 43% due to favorable results of the completion of the ADCAP torpedo program.

Selling, General and Administrative Expenses

In fiscal year 1998 selling, general and administrative expenses amounted to $827,776 (35% of revenues). In 1997 they amounted to $938,366 (24% of revenues) and $1,070,659 (23% of revenues) in fiscal year 1996.

Interest Expense

Interest expense for the last three fiscal years was: $212,738 in 1998, $218,682 in 1997 and $262,905 in 1996.

Under borrowing arrangements with Sovereign Bank effective September 18, 1997 the interest rate is 8.25%, replacing Company borrowings which were at 9%. Interest payments made to Sovereign Bank constitute essentially all of the Company's interest expense.

Other Income-Net

For fiscal year 1998, other income is the result of interest income of $6,827 and income from miscellaneous and scrap sales of $14,045.

Other income for fiscal year 1997 was the net effect of interest income of $11,159 which was offset by scrap sales and miscellaneous expenses of $3,414.

Fiscal year 1996 other income resulted from interest income of $8,679 and income from miscellaneous sales of $20,376, net of a prorated portion ($8,072) of a bank financing fee.

Income Taxes

Federal income tax asset net operating loss carryforwards arise mainly from prior years' losses and temporary differences between financial and taxable income.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

The tax benefit/(provisions) for the fiscal years ended June 30, 1998, 1997, and 1996 were at an effective rate of 40%.

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


Liquidity and Capital Resources

The Company's working capital was $1,443,538 at June 30, 1998 and
$1,508,075 at June 30, 1997.

Contract costs and related estimated profits in excess of applicable billings was reduced by $77,587 by billings which are reflected in the increase in accounts receivable of $92,056.

The ratio of current assets to current liabilities was 2.00 to 1 at June 30, 1998 and 1.96 to 1 at June 30, 1997.

In fiscal year 1998, operating activities used $613,007 in net cash flow, expenditures for property, plant and equipment used $17,490 and financing activities provided $446,888. As a result, cash and cash equivalents decreased by $183,609.

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
credit agreement, to be evidenced by promissory notes bearing interest at a rate 3/4 of 1% over prime that will become due and payable on October 31, 1998. At the Bank's discretion, this line of credit may be renewed.

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

The Company had no material commitments for capital expenditures as of the end of the 1998 fiscal year.

The Company owns approximately 90 acres of land and the building it occupies in Bergen County, New Jersey, which are carried on its books at approximately $800,000 but which are believed to have a fair market value in excess of this amount. This property is adjacent to a full interchange of Interstate Route 287. Management continues to investigate possible uses of this property which would be favorable to the Company's stockholders' equity.

Current Business Environment

The two areas in which the Company operates are marked by intense competition -including competition from firms with greater financial resources and by unpredictability of customer requirements. Defense contract suppliers are dependent on legislative and administrative allocations of funds in a time of less predictable defense spending. Ski area operations continually face weather conditions and other uncertainties that impact their capital expenditive programs.

Most of the Company's revenues are derived from its electronic product segment. This segment of operations is comprised of business with the Department of Defense of the Federal Government or with other government contractors. Short term business which is primarily for replacement parts continues to remain at relatively stable levels. Long term contracts with the Department of Defense have provided most of such revenues.

The Company has been directing its strategy to bid on projects which are more likely to be funded by the government and more resistant to budget cuts. The ADCAP torpedo program with the U.S. Navy had, in prior years, provided all of the Company's revenues from long term contracts. In fiscal 1997 the Company entered into a contract with the U.S. Army to manufacture tactical generator sets. The contract with the U.S. Army consists of a five year program with the Army placing orders each year, based on a predetermined estimated quantity. It is expected that the tactical generator program will continue to be considered necessary to national defense and provide a steady workflow, but no assurance can be given that the U.S. Army, or any other customer, will continue this program. The Company continues to explore areas of business which will provide continued stability and growth.


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

Leisure and Recreation Products

The Company has experienced the impact of competitive pressures and a reallocation of funds by the ski areas. The Company has increased its marketing efforts to gain more exposure within the industry. Cost reduction efforts had a positive impact on the last fiscal year's results and the Company is seeking to maximize the benefits of more economic operating costs along with a more intense marketing campaign.

Properties

The Company has for some time been exploring alternative methods of increasing its shareholders' equity by realizing the value of its 90 acres of land and building situated thereon, such as the sale of some or all of the property, a sale/lease-back arrangement or long-term financing.
The northern New Jersey real estate market has not been favorable for such a transaction in recent year's and no assurance can be given that any transaction will occur.

Year 2000

The Company, as a prime contractor for the U.S. Government is required to maintain precise records for job costing as well as provide timely and accurate information. It is subject to periodic audits by government agencies of its systems and controls. The Company has never had any difficulty in meeting government requirements. However, the intrinsic problems inherent in the year 2000 issue could be severely detrimental to the Company as with any other company, particularly in this type of business.

In November 1996, the Company hired an outside service to upgrade hardware and make modification to its software. In conjunction with this effort, the Company's main programs have become Year 2000 compliant. The Company is continuing to work with its supplier base to access the Year 2000 status of vendors who provide critical materials and services. Sufficient information has not yet been received from vendors to confirm their preparedness for Year 2000. The Company has not yet been able to determine whether any critical vendor will be able to meet Year 2000 requirements.


Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Index to Financial Statements


                                            												Page

Independent Auditors' Report								                    13

Financial Statements:

	Balance Sheets, June 30, 1998 and 1997					            14

	Statements of Earnings, Years Ended June 30, 1998,
	1997 and 1996		                               							  15

	Statements of Stockholders' Equity, Years Ended June
	30, 1998, 1997 and 1996								                        15

	Statements of Cash Flows, Years Ended June 30, 1998
	1997 and 1996									                                 16

	Notes to Financial Statements							                   17


Independent Auditors' Report


Board of Directors of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation as of June 30, 1998 and 1997, and the related statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended June
30, 1998 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP

September 4, 1998
Parsippany, New Jersey


Balance Sheets
                                    											   June 30,

                                           1998         1997
ASSETS:
CURRENT ASSETS:

Cash                                      $   134,449  $   318,058
Accounts receivable (includes U.S.
 Government receivables of approximately
 $304,500 in 1998 and $159,000 in 1997)
 less allowance for doubtful accounts
 of $28,571 at 1998 and $8,571 at 1997        449,534      377,478
Inventories                                 1,050,027    1,057,338
Contract costs and related estimated
 profits in excess of billings              1,193,520    1,271,107
Prepaid expenses and other current assets      60,556       52,032

TOTAL CURRENT ASSETS                        2,888,086    3,076,013

PROPERTY, PLANT AND EQUIPMENT:

Land and land improvements                    513,161      513,161
Building and improvements                   1,799,383    1,799,383
Machinery and equipment                     2,330,301    2,314,608
Furniture and fixtures                        147,512      147,512
                                            4,790,357    4,774,664
Less accumulated depreciation
 and amortization                           3,826,425    3,689,404
                                              963,932    1,085,260
DEFERRED TAX ASSET                            722,308      421,280
OTHER NON-CURRENT ASSETS                      138,876       62,666

TOTAL ASSETS                               $4,713,202   $4,645,219

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:

Accounts payable                          $   181,525   $   116,082
Accrued expenses and other liabilities        251,988       291,611
Pension costs accrued                         159,639       116,033
Billings in excess of contract costs and
 related estimated profits                    701,608       701,608
Current portion of long-term debt             149,788       342,604

TOTAL CURRENT LIABILITIES                   1,444,548     1,567,938

LONG-TERM DEBT                              2,219,746     1,580,042

OTHER LONG-TERM LIABILITIES                    61,172        62,699

DUE TO RELATED PARTY                          200,000       200,000

COMMITMENTS AND CONTINGENCIES (Note E)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00;
 authorized 250,000 shares, issued
 and outstanding, none                           --           --
Common stock, par value $.01; authorized
 3,000,000 shares; issued and
 outstanding 1,693,397 in 1998 and 1997       16,934        16,934
Paid-in capital                            2,835,307     2,835,307
Accumulated deficit                       (1,544,408)   (1,097,604)
                                           1,307,833     1,754,637
Less:  Treasury stock, 353,866 shares
 in 1998 and 1997, at cost                   520,097       520,097
                                             787,736     1,234,540
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $4,713,202    $4,645,219
See notes to financial statements


Statements of Earnings
                             										Years ended June 30,

                                     1998       1997       1996
Revenues                         $2,324,597  $3,828,417  $4,594,993

Cost of revenues                  2,052,787   2,833,849   2,875,201

Gross profit                        271,810     994,568   1,719,792

Selling, general and
 administrative expenses            827,776     938,366   1,070,659

Operating (loss)/profit            (555,966)     56,202     649,133

Interest expense                   (212,738)   (218,682)   (262,905)

Other income - Net                   20,872       7,745      22,408

(Loss)/Earnings before income
 taxes and extraordinary gain      (747,832)   (154,735)    408,636

Income tax benefit/(provision)      301,028      62,281    (164,490)

(Loss)/Earnings before
 extraordinary gain                (446,804)    (92,454)    244,146

Extraordinary gain (Net of income
 taxes of $67,150)                     --        99,682        --

NET (LOSS)/EARNINGS               $(446,804)  $   7,228    $244,146

NET (LOSS) EARNINGS PER COMMON
 SHARE BASIC AND DILUTED

  (Loss)/Earnings before
   extraordinary item                 $(.33)   $ (0.06)    $  0.18
  Extraordinary gain                    --        0.07         --
NET (LOSS) EARNINGS PER COMMON
 SHARE BASIC AND DILUTED              $(.33)   $  0.01  $     0.18

Statements of Stockholders' Equity

                                     											      Treasury stock
                   				    Common Stock           						at cost

                                   Paid-in  Accumulated
                 Shares    Amount  capital  (Deficit)  Shares    Amount
Balance, June
 30, 1995     1,693,397  $16,934 $2,835,307 $(1,348,978) 353,866 $520,097
 Net Earnings     --        --      --          244,146    --      --

Balance, June
 30, 1996     1,693,397   16,934  2,835,307  (1,104,832) 353,866  520,097
 Net Earnings    --          --       --          7,228     --      --

Balance, June
 30, 1997     1,693,397   16,934  2,835,307  (1,097,604) 353,866  520,097
 Net Loss        --         --       --        (446,804)     --      --

Balance, June
 30, 1998     1,693,397  $16,934 $2,835,307 $(1,544,408) 353,866 $520,097

See notes to financial statements

Statements of Cash Flows
                      								    	   Years ended June 30,

                                 1998      1997      1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net (Loss)/Earnings           $(446,804)   $7,228   $244,146
Adjustments to reconcile net
 earnings to net cash
 provided by operating
 activities:
Depreciation                    138,818   133,302    125,479
Amortization                      7,432     2,210      4,043
Deferred financing costs            --      8,072      8,072
(Increase)/Decrease in
 accounts receivable            (92,056)  643,197   (523,046)
Increase in allowance for
 doubtful accounts               20,000      --        --
Decrease/(Increase) in
 Inventories                      7,311   358,825    (65,760)
Decrease/(Increase) in contract
 costs and related estimated
 profits in excess of applicable
 billings                        77,587  (159,140)    76,222
Decrease in billings in excess
 of contract costs and related
 estimated profits                 --        --     (343,606)
(Increase)/Decrease in prepaid
 expenses and other current
 assets                          (8,524)  (32,127)    35,686
(Increase)/Decrease in other
 noncurrent assets              (83,642)   25,000       --
(Increase)/Decrease in
 deferred tax asset            (301,028)    4,869    165,043
Increase/(Decrease) in
 accounts payable                65,443  (254,725)   101,699
(Decrease)/Increase in accrued
 expenses and other
 liabilities                    (39,623)    8,707     99,616
Increase/(Decrease) in pension
 costs accrued                   43,606    25,536     10,139
(Decrease)/Increase other long
 term liabilities                (1,527)  (18,334)    19,861
Total adjustments              (166,203)  745,392   (286,552)

Net cash (used in)/provided
 by operating activities       (613,007)  752,620    (42,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property,
 plant and equipment            (17,490)  (15,903)  (124,897)

Net cash used in investing
 activities                     (17,490)  (15,903)  (124,897)

CASH PROVIDED BY/(USED IN)
 FINANCING ACTIVITIES:

Payment of long-term debt    (1,953,112) (507,061)  (322,609)
Proceeds from long term
 borrowings                   2,300,000      --        --
Proceeds from short term
 borrowings                     100,000      --        --
Net cash provided by/(used
 in) financing activities       446,888  (507,061)  (322,609)

NET (DECREASE)/INCREASE IN
 CASH                          (183,609)  229,656   (489,912)

CASH - BEGINNING OF YEAR        318,058    88,402    578,314

CASH - END OF YEAR             $134,449  $318,058    $88,402

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Cash (paid)/received during
 the year for:

Interest (paid)             $(200,587) $(233,458)  $(246,594)
Interest received              $6,827    $11,159   $   8,679

See notes to financial statements


Notes to Financial Statements
Years ended June 30, 1998, 1997, and 1996
A.  Summary of Significant Accounting Policies

1.  Government Contract Accounting  (Electronics)

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

2. Leisure and recreation

Revenues and earnings are recorded when deliveries are made.

3. Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

4.  Fair value of financial instruments

Due to the short term nature of accounts receivable and accounts payable, their carrying value is a reasonable estimate of fair value.

5.  Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Components of cost include materials, direct labor and factory overhead.


6.  Use of Estimates

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

7.  Property, plant and equipment

Property, plant and equipment are stated at cost. Allowance for depreciation and amortization is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

Whenever events indicate that the carrying values of Long-Lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of June 30, 1998, the carrying values of such assets are appropriate.

B.  Inventories

Inventories consist of:

                							    June 30,

                          1998       1997

Finished goods           $458,104   $219,890

Work in progress          159,757    344,032

Raw materials             432.166    493,416

                       $1,050,027 $1,057,338

C. Costs and Estimated Earnings on Uncompleted Contracts

                   							    June 30,

                          1998           1997

Costs incurred on
 contracts in progress  $58,108,478    $57,118,035

Estimated contract
 profit                  10,667,703     10,752,272

                         68,776,181     67,870,307

Less:  billings to date  68,284,269     67,300,808

                           $491,912       $569,499


Included in the accompanying balance sheets under the following captions:

                           							    June 30,

                                  1998          1997

Contract costs and related
estimated profits in excess of
applicable billings             $1,193,520    $1,271,107


Billings in excess of contract
costs and related estimated
profits                           (701,608)     (701,608)

                                  $491,912      $569,499

D.  Stock Option Plan

The Company's stock option plan, which expired in June 1998, authorized the granting of options to various executives and key employees to purchase shares of common stock. Such options were granted at fair market value of the stock on the date of grant and were exercisable over a five-year period.

The changes in the number of shares under option are as follows:



                                   Number
                                     of           Exercise
                                   Shares         Price

Balance, June 30, 1996 and 1997    15,000         $.9375

Expired                            15,000         $.9375

Exercisable at June 30, 1998        --


The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost had been recognized for the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), it would not have materially impacted the financial statements for 1998, 1997 and 1996, respectively.

E.  Commitments and Contingencies

The Company leases certain machinery, and equipment which have been classified as operating leases. Future minimum commitments as of June 30, 1998 are as follows:


1999     $6,903
2000      1,800
2001        --

         $8,703

Total net rent expense was $1,950, $12,837, and $97,572, for each of the years ended June 30, 1998, 1997 and 1996, respectively.

F.  Long-Term Debt
                                           June 30,
                                         1998       1997
Long-term debt at June 30, consists of:

8.25% Mortgage Note payable to
 Sovereign Bank due in monthly
 installments of approximately
 $20,000 with a final maturity
 in year 2002.                        $2,269,534

Line of credit agreement at
 interest rate of .75% over
 prime due and payable on
 October 31, 1998.  Total
 available credit $500,000             $100,000

9% mortgage note payable to
 New Jersey Economic Development
 Authority, due through 2000,
 due in monthly installments of
 $12,461 including interest,
 collateralized by the Company's
 office building and
 plant.                                                 $363,046

9% Term loan payable to Fleet Bank
 due in monthly installments of
 $18,400 plus interest.                  --            1,559,600

                                      2,369,534        1,922.646

Less current portion                    149,788          342,604

                                     $2,219,746       $1,580,042

On September 18, 1997, the Company entered into an agreement with Sovereign Bank, under which Sovereign Bank loaned the Company $2,300,000 against delivery of a mortgage note payable at the rate of 8.25%. The proceeds of the loan were used to replace all outstanding indebtedness to Fleet Bank and the New Jersey Economic Development Authority and for working capital.

The Bank also agreed to provide up to an additional $500,000 under a line-of-credit agreement, to be evidenced by promissory notes bearing interest at a rate 3/4 of 1% over prime that will become due and payable on October 31, 1998. At the Bank's discretion, this line of credit may be renewed.

The Mortgage Note is secured by a first mortgage on all of the Company's land and its building. Borrowings under the line-of-credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property. This borrowing arrangement with the bank contains no financial test covenants.

Aggregate annual principal payments applicable to long-term debt for the years subsequent to June 30, 1998, based on the mortgage loan agreement in place at June 30, 1998 are:


1999      $   149,788
2000           54,055
2001           56,100
2002        2,109,591

           $2,369,534

Management has evaluated its indebtedness and has determined based on interest rates and related terms that the fair value of such debt approximates it carrying value.

G.  Taxes on Income

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and b) operating loss and tax credit carryforwards.

Federal income tax net operating loss carryforwards mainly arise from temporary differences between financial and taxable income. The Company's net operating loss ("NOL") carryforwards for tax purposes were $1,385,000 at June 30, 1998 and are scheduled to expire in the year 2008.

The Company believes that it is more likely than not that the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the expectation that the Company's real property, or a portion thereof, will generate income prior to the expiration of the loss carryforwards in an amount at least sufficient to realize the deferred tax benefit.

The provision for income taxes is summarized as follows:

                   						      Years Ended June 30,

                           1998       1997        1996

Deferred
Federal                 $(230,171)    $3,723     $125,772

State                     (70,857)     1,146       38,718

                        $(301,028)    $4,869     $164,490

The provision (benefit) for income taxes allocated between continuing operations and extraordinary items as summarized below:

                     							  Years Ended June 30,

                            1998       1997        1996

Continuing operations     $(301,028)  $(62,281)   $164,490

Extraordinary items           --        67,150        --

Total                     $(301,028)$    4,869    $164,490

The following is a reconciliation of income taxes at the federal statutory rate and the Company's effective income tax rate:

                       								Years ended June 30,

                             1998       1997        1996

Statutory Federal Income tax
 Rate                          34%       34%         34%

State taxes, net of federal
 income tax benefit             6         6           6

Effective income tax rate      40%       40%         40%


Deferred tax assets and liabilities as of June 30, 1998 and June 30, 1997 consisted of the following:


                                  1998          1997
Deferred tax assets:

Net operating loss carryforward  $855,522     $557,172
Vacation accrual                   26,802       28,274

                                 $882,324     $585,446

Deferred tax liabilities:
Depreciation                     $133,214     $135,892
Deferred contract income           67,860       67,860

                                 $201,074     $203,752

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

Net pension expense consists of the following:


                       							         Years ended June 30,
                               1998         1997        1996

Service cost                 $19,281       $24,089     $29,721
Interest cost on projected
 benefit obligations          46,438        48,588      47,195
Actual return on assets      (22,722)      (28,783)    (28,913)
Net amortization and
 deferrals                    17,366        17,676      20,489

Net pension expense          $60,363       $61,570     $68,492


In both 1998 and 1997, the Company recorded its minimum pension liability as an other long term liability and a corresponding intangible asset included in other non-current assets. The funded status of the plan and the amount recognized on the balance sheet are as follows:


               			                        June 30,
                                        1998       1997
Actuarial present value of benefit
 obligations:
Accumulated benefit obligation
 (including vested benefits of
 $595,359 and $501,014 as of
 June 30, 1998 and 1997,
 respectively)                        $625,731    $504,906

Projected benefit obligation          $681,502    $576,129

Plan assets at fair value,
 consisting of investments
 held in a fixed income
 investment account                    408,893     350,665

Projected benefit obligation in
 excess of plan assets                 272,609     225,464

  Unrecognized net gain/(loss)         (18,937)     28,527

  Unrecognized net obligation          (57,839)    (72,299)

Prior service cost not yet
 recognized in net periodic
 pension cost                          (36,637)    (43,965)
Adjustment required to recognize
 minimum liability                      57,642      16,514

Accrued pension cost                  $216,838     154,241


                                         1998        1997

Expected long-term rate of return
 on plan assets                           8.0%       8.0%

  Discount rate                           7.5%       7.5%

  Salary increase                         2.5%       3.0%

I.  (Loss) Earnings Per Share

Effective June 30, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaces primary and fully diluted earnings per share calculated under Accounting Principles Board Opinion No. 15, "Earnings per Share," with basic and diluted earnings per share. Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common and common equivalent shares outstanding adjusted for the dilutive effect of stock options (unless such common stock equivalents would be anti-dilutive), and the computation of diluted (loss) earnings per share assumes the exercise of stock options using the treasury stock method.

All per share amounts presented herein have been calculated in accordance with the provisions of SFAS No. 128. The number of shares used in the computation of earnings per share was 1,339,531 in each of the years ended June 30, 1998, 1997 and 1996. Since the computation of diluted (loss) earnings per share is anti-dilutive, the amounts reported for basic and diluted (loss) earnings per share are the same.

J.  Related Party Transaction

Due to Related Party represents notes payable to an officer (stockholder) of the Company. The notes are due upon demand and are subordinate to the mortgage note held by Sovereign Bank. The officer (stockholder) has agreed not to seek repayment of the notes until the mortgage loan has been repaid. Accordingly, the notes have been classified as long-term obligations.

K.  Other Income/(Expense) - Net

Other income/(expense) consists of the following for the year ended June 30:

                            1998          1997        1996

Interest ncome              $6,827        $11,159     $8,679

Sales of Scrap and
miscellaneous (net)         $14,045       $(3,414)    $20,376

Other                         --             --       (6,647)

                            $20,872        $7,745    $22,408


L.  New Accounting Pronouncements

During 1997, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements, Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement is effective for the Company's fiscal year ending June 30, 1999. The Company is assessing the impact on the financial statements by adopting this pronouncement.

M. Information About the Company's Operations in Different Industries (in thousands)


                            					Year ended June 30, 1998
                                           Leisure
                                             and         Total
                           Electronics    Recreation    Company

Total revenue               $1,996          $329       $2,325
Operating profit/(loss)     $ (501)         $(55)      $(556)
Interest expense and
other income  net                                       (192)
Earnings before income
taxes                                                  $(748)
Identifiable assets at
June 30, 1998              $2,520        $1,286        $3,806
Corporate assets                                          907
Total assets at June 30,
1998                                                   $4,713


                         					Year ended June 30, 1997
                                        Leisure
                                          and        Total
                           Electronics  Recreation  Company

Total revenue               $2,841        $987      $3,828
Operating profit(loss)      $   58        $ (2)     $   56
Interest expense and
 other income  net                                    (211)
Loss before income taxes
 and extraordinary gain                              $(155)
Identifiable assets at
 June 30, 1997             $2,375        $1,487     $3,862
Corporate assets                                       783
Total assets at
 June 30, 1997                                      $4,645

                         					Year ended June 30, 1996
                                       Leisure
                         Electronics     and       Total
                                      Recreation  Company

Total revenue              $3,925       $670       $4,595
Operating profit/(loss)    $  883      $(234)      $  649
Interest expense and
 other income  net                                   (240)
Earnings before income
 taxes                                               $409
Identifiable assets at
 June 30, 1996            $2,949       $1,901       $4,850
Corporate assets                                       522
Total assets at June 30,
 1996                                               $5,372


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

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. Depreciation and amortization for the electronics industry and the leisure and recreation industry, respectively, was approximately $126,000 and $20,000 in 1998, $106,000 and $29,000 in 1997, $99,000 and $30,000 in 1996. Capital expenditures for the electronics industry were approximately $17,000 in 1998, $16,000 in 1997, and $125,000 in 1996. There were no capital expenditures for the leisure and recreation industry.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
		ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.


PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		ON FORM 8-K

(a)  (1)	The following financial statements are included in Part II Item 8:

                                                   												Page

		Independent Auditors' Report						                           13

		Balance Sheets, June 30, 1998 and 1997				                   14

		Statements of Earnings, Years Ended June 30,
		1998, 1997 and 1996							                                   15

		Statements of Stockholders' Equity, Years Ended
		June 30, 1998, 1997 and 1996						                           15

		Statements of Cash Flows, Years Ended June 30,
		1998, 1997 and 1996							                                   16

		Notes to Financial Statements						                          17


     (2)		Exhibits									                                    30

		A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately follows the signature page, and is incorporated herein by this reference.

(b)		Reports on Form 8-K

		No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.






SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


THE DEWEY ELECTRONICS CORPORATION


_____________________________		___________________________________
BY: Gordon C. Dewey		       			BY:  Thom A. Velto, Treasurer
   President, Chief Executive
   Officer and Chief Financial
   Officer

DATE:	  September 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


___________________________________		Date:  September 24, 1998
Alexander A. Cameron,		Director


___________________________________		Date:  September 24, 1998
Frances D. Dewey,			Director


___________________________________		Date:  September 24, 1998
Gordon C. Dewey,			Director


___________________________________		Date:  September 24, 1998
Peter Eustis,				Director


___________________________________		Date:  September 24, 1998
John G. McQuaid,			Director


THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS


The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.


Number				                                           							Page No.


3	(a)-	Certificate on Incorporation as amended.  This item
 was filed as part	of the Registrant's Form 10-K for the year
 ended June 30, 1988 and is	herein incorporated by reference.					--

3	(b)-	By Laws as amended.  This item was filed as part of
 the Registrant's Form	10-K for the year ended June 30, 1988
 and is herein incorporated by reference.									               	--

4	(a)-	Agreement dated as of September 18, 1997 with Sovereign
 Bank providing for the borrowing of $2,300,000 against
 issuance of a mortgage note payable to the Bank.
 This item was filed as part of the Registrant's Form 10-K
 for the year ended June 30, 1997 and is herein incorporated
 by reference.                                                   	--

4	(b)-	Line of credit agreement dated as of September 18,
 1997 with Sovereign Bank providing for the borrowing of up
 to $500,000.  This item was filed as part of the Registrant's
 Form 10-K for the year ended June 30, 1997 and is
 herein incorporated by reference.						                         	--

4	(c)-	1983 Stock Option Plan.  This item was filed with the
 Registrant's Definitive	Proxy Statement for the 1983 annual
 meeting of stockholders on December	6, 1983 and is herein
 incorporated by reference.				                                  	--


