Form 10-Q
period 1998-09-30
DEWEY ELECTRONICS CORP
filed 1998-11-13
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 1998
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


The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at September 30, 1998.



THE DEWEY ELECTRONICS CORPORATION


INDEX




Part I	Financial Information				Page No.


		Condensed balance sheets -
		September 30, 1998 and June 30, 1998		1

		Condensed statements of income -
		Three months ended September 30, 1998
		and September 30, 1997				2

		Statements of cash flows for the three months
		ended September 30, 1998 and 1997		3

		Notes to condensed financial statements		4

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations				6


Part II		Other Information


Item 6.	Exhibits and Reports on Form 8-K				8


	THE DEWEY ELECTRONICS CORPORATION
	CONDENSED BALANCE SHEET

                                            SEPTEMBER 30     JUNE 30
                                               1998            1998
                                            (UNAUDITED)    (AUDITED)*
ASSETS:
CURRENT ASSETS:
    CASH                                    $    84,594   $   134,449
    ACCOUNTS RECEIVABLE                         822,115       449,534
    INVENTORIES                               1,099,780     1,050,027
    CONTRACT COSTS & RELATED
      EST PROFITS IN EXCESS
       OF APPLICABLE BILLINGS                 1,063,292     1,193,520
    PREPAID EXPENSES & OTHER
      CURRENT ASSETS                             71,538        60,556

    TOTAL CURRENT ASSETS                     $3,141,319    $2,888,086

PLANT PROPERTY & EQUIPMENT                      934,046       963,932

OTHER ASSETS:
    DEFERRED TAX ASSETS                         693,808       722,308
    OTHER NON CURRENT ASSETS                    137,019       138,876

      TOTAL OTHER ASSETS                        830,827       861,184

TOTAL ASSETS                                 $4,906,192    $4,713,202

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES
    TRADE ACCOUNTS PAYABLE                  $   348,511   $   181,525
    ACCRUED LIABILITIES                         456,950       411,627
    BILLINGS IN EXCESS OF CONTRACT
      COSTS & RELATED ESTIMATED
      PROFITS                                   701,608       701,608
   CURRENT PORTION OF LONG TERM
       DEBT                                     100,795       149,788

        TOTAL CURRENT LIABILITIES            $1,607,864    $1,444,548

LONG TERM PORTION OF LONG
       TERM DEBT                              2,206,672     2,219,746

OTHER LONG TERM LIABILITY                        61,172        61,172
DUE TO RELATED PARTY                            200,000       200,000

STOCKHOLDERS' EQUITY:
    COMMON STOCK                                 16,934        16,934
    PAID IN CAPITAL                           2,835,360     2,835,360
    RETAINED EARNINGS                        (1,501,660)   (1,544,408)
                                              1,350,634     1,307,886

LESS TREASURY STOCK AT COST                    (520,150)     (520,150)

      TOTAL STOCKHOLDERS' EQUITY                830,484       787,736
TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                    $4,906,192    $4,713,202

*- CONDENSED FROM AUDITED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
STATEMENT OF EARNINGS


                                   					THREE MONTHS ENDED SEPTEMBER 30,

                                            1998              1997

REVENUES                                   $1,740,718        $702,453

   COST OF REVENUES                         1,439,372         471,894

GROSS PROFIT / (LOSS)                         301,346         230,559

   SELLING & ADMIN EXPENSES                   181,008         193,448

OPERATING PROFIT / (LOSS)                     120,338          37,111

   INTEREST EXPENSE                            54,341          49,937

   OTHER (INCOME)/EXPENSE                      (5,250)           (823)

INCOME / (LOSS) BEFORE TAXES                   71,248         (12,003)

DEFERRED TAX BENEFIT/(EXPENSE)                (28,500)          4,801

NET INCOME / (LOSS)                           $42,748         $(7,202)


INCOME PER SHARE BEFORE TAXES
    PRIMARY                                    $0.05           $(0.01)
    FULLY DILUTED                              $0.05           $(0.01)

NET INCOME PER SHARE
    PRIMARY                                    $0.03           $(0.01)
    FULLY DILUTED                              $0.03           $(0.01)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
    PRIMARY                                  1,339,531         1,339,531
    FULLY DILUTED                            1,339,531         1,339,531

THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS

                                    					THREE MONTHS ENDED SEPTEMBER 30,
                                               1998               1997
CASH FLOWS FROM OPERATIONS:
  NET (LOSS)/INCOME                           $42,748           $(7,202)

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION                                36,564            33,323
   (INCREASE)/DECREASE IN ACCOUNTS
     RECEIVABLES                             (372,581)          113,971
   (INCREASE)/DECREASE IN INVENTORIES         (49,753)            1,254
   DECREASE/(INCREASE) IN CONTRACT
     COSTS AND RELATED ESTIMATED
     PROFITS IN EXCESS OF APPLICABLE
     BILLINGS                                 130,228          (437,700)
   (INCREASE) IN PREPAID EXPENSES AND
      OTHER CURRENT ASSETS                    (10,982)          (63,637)
    INCREASE/(DECREASE) IN ACCOUNTS
       PAYABLE                                166,986            61,015
    INCREASE/(DECREASE) IN ACCRUED
       EXPENSES                                45,323           (32,393)
    DECREASE/(INCREASE) IN OTHER
       ASSETS                                  30,357           (73,108)

   TOTAL ADJUSTMENTS                         $(23,858)        $(397,275)

NET CASH PROVIDED BY/(USED IN)
OPERATIONS                                    $18,890         $(404,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                                   (6,678)            0

NET CASH (USED IN) INVESTING                  $(6,678)           $0

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM
    DEBT                                      (62,067)        (1,922,646)
   DEBT REFINANCED                                0            2,300,000
NET CASH PROVIDED BY/(USED IN)
   FINANCING                                 $(62,067)          $377,354

NET INCREASE/(DECREASE) IN CASH              $(49,855)          $(27,123)

CASH AT BEGINNING OF PERIOD                   134,449            318,058

CASH AT END OF PERIOD                         $84,594           $290,935

THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

The financial information included herein is unaudited;
however, such information reflects all adjustments
(consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ended
September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:	CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents. For the periods ended September 30, 1998 and June 30, 1998 the Company had no cash equivalents.

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

                    				September 30, 1998     	June 30, 1998
		                        		(UNAUDITED)	        	(AUDITED)

	Finished Goods            		$486,627	           	$458,104
	Work In Process	           	$178,773	           	$159,757
	Raw Materials	             	$434,380           		$432,166
                         				________           		________
			Total                  	$1,099,780         		$1,050,027
				========		========


THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS


(UNAUDITED)

NOTE 5:	USE OF ESTIMATES

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

Whenever events indicate that the carrying values of Long-Lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of September 30, 1998, the carrying values of such assets are appropriate.

NOTE 7:	EARNINGS PER SHARE

Effective June 30, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaces primary and fully diluted earnings per share calculated under Accounting Principles Board Opinion No. 15, "Earnings per Share," with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding adjusted for the dilutive effect of stock options (unless such common stock equivalents would be anti-dilutive), and the computation of diluted earnings per share assumes the exercise of stock options using the treasury stock method.

All per share amounts presented herein have been calculated in accordance with the provisions of SFAS No. 128. The number of shares used in the computation of earnings per share was 1,339,531 in each of the periods ended September
30, 1998 and September 30, 1997. Since the computation of diluted earnings per share is anti-dilutive, the amounts reported for basic and diluted earnings per share are the same.




THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the Company's Report on Form 10-K for its fiscal year ended June 30, 1998, including the cautionary statements that appear following the caption "Current business Environment" and elsewhere in the 10-K. Reference is made generally to the information contained in the Form 10-K.

Three months ended September 30, 1998 vs. 1997
-------------------------------------------------------------

Revenues for the first quarter this year were $1,740,718 increasing by $1,038,265 compared to last year's revenues of $702,453. This increase is the result of an increase in revenues in both the electronic and leisure and recreation segments.

Electronic product revenues increased by $1,024,333 (from $679,825 to $1,704,158) as a result of production efforts made on the Company's contract with the U.S. Army for tactical generator sets. This contract accounted for 89% of the electronic segment revenues. Production efforts under this program began later than originally anticipated. Delivery of these tactical generator sets had been scheduled to begin in March 1998. As a result of engineering changes initiated by the Company and approved by the U.S. Army, deliveries were rescheduled to begin in November 1998. The Company anticipates that the U.S. Army will continue to place orders for the tactical generator sets; however, no assurances can be given that the U.S. Army will continue to do so. Orders not yet received are not reflected in the September 30, 1998 backlog figure given below.

The remaining 11% of electronic product revenues resulted from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continue to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

Last year, the tactical generator set project accounted for 49% of electronic segment revenues and the remaining 51% were derived from short term projects.

As of September 30, 1998, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $5 million. It is estimated that most of this backlog will be recognized as revenues during the 1999 fiscal year.

As of September 30, 1997, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was also approximately $5 million.

In the leisure and recreation segment, revenues increased by $13,932 compared to last year's revenues (from $22,628 to $36,560). All of the revenues in both first quarters were the result of the sales of replacement parts. Traditionally, the major portion of revenues in this segment are recorded during the second quarter when snowmaking machine sales are recorded. The Company anticipates an improvement in machine sales compared to last year. The Company has not received any orders for snowmaking machines for export this year and none last year.

Operations resulted in an operating profit of $.09 per share compared to a profit of $.03 per share last year. Net earnings were $.03 per share compared to a net loss last year of $.01 per share during the same period.

Liquidity and Capital Resources at September 30, 1997
-------------------------------------------------------------

The Company's working capital as of September 30, 1998 was $1,533,455 compared to $1,443,538 at June 30, 1998.

This increase of $89,917 is attributable to an increase in accounts receivable of $372,581 (due to increased billings) a reduction in contract costs and related estimated profits in excess of applicable billings of $130,228 (also due to increased billings) and an increase in accounts payable of $166,986 due to increased production activity.

For the three month period ending September 30, 1998, $18,890 was provided by operations compared to last year usage by operations of $404,477.

This year, the Company expended $6,678 for plant property and equipment during the first quarter. There were no expenditures made for investing activities last year.

The Company has no material commitments for capital expenditures as of September 30, 1998.

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

On a long term basis, the Company's liquidity will be dependent on the ability to maintain borrowing arrangements with its lender Sovereign Bank or other lenders.





PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------


No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	THE DEWEY ELECTRONICS CORPORATION



November 13, 1997	Thom A. Velto, Treasurer
               			Principal Accounting Officer



November 13, 1997	Edward L. Proskey
               			Vice President, Operations



