Form 10-Q/A
period 1998-09-30
DEWEY ELECTRONICS CORP
filed 1999-02-12
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q/A


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




YEAR 2000 ISSUE

The Company has taken steps to have all of its computer systems in compliance with year 2000 date requirement before that date is reached. The Company has reviewed its internal computer systems for compliance by identifying and testing all of its internal systems.

In November 1996, the Company had hired an outside service to upgrade hardware and make modifications to its main software. In conjunction with this effort, the Company's main programs have become year 2000 compliant. The cost of these services was $5,085.

Some surveys of key suppliers are being conducted and updated on an on-going basis. Based on the information obtained to date, the Company does not believe that there will be any significant impact that would adversely affect the Company relative to the year 2000 issue. The Company is not able to identify all external year 2000 issues such as those which may exist at the supplier and customer levels.

The Company is continuing to work with its supplier base to access the year 2000 status of vendors who provide critical materials and services. To date, sufficient information has not yet been received from vendors to confirm their preparedness for year 2000. Contingency planning is being addressed particularly in anticipation of possible interruption of supplies delivered by any key vendors. This planning includes the identification of such critical suppliers and possible alternative courses and, if possible, alternate materials.

Since the Company's main programs have already become year
2000 compliant, future expenditures for this aspect are not anticipated. Contingency planning for critical suppliers includes various plans for further development based upon additional findings and progress made in this area. The Company, at this time, has no reason to believe that supply deliveries will be interrupted, however alternative actions being considered are intended to eliminate any material financial impact on the Company. None of the Company's products will be affected by the year 2000 issue.





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


	THE DEWEY ELECTRONICS CORPORATION



February 11, 1999	Thom A. Velto, Treasurer
			Principal Accounting Officer



February 11, 1999	Edward L. Proskey
			Vice President, Operations