Form 10-Q
period 1998-12-31
DEWEY ELECTRONICS CORP
filed 1999-02-12
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 1998		Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION


A New York Corporation					I.R.S. Employer Identification
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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at December 31, 1998.




THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I		Financial Information				       		Page No.

Item 1		Financial Statements							          1

		Condensed balance sheets -
			December 31, 1998 and June 30, 1998				   2

		Condensed statements of operations -
			Six months ended December 31, 1998
			and December 31, 1997						               3

			Three months ended December 31, 1998
			and December 31, 1997						               4

		Statements of cash flows for the six months
			ended December 31, 1998 and 1997				      5

		Notes to condensed financial statements			 6

Item 2		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations								                        8


Part II		Other Information

Item 4.	Submission of Matters to a Vote of Security
			Holders						                           		12

Item 6.	Exhibits and Reports on Form 8-K					12



PART I:  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


The following unaudited Statements of Operations, Consolidated Balance
Sheets and Statements of Consolidated Cash Flows are of The Dewey Electronics Corporation. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited
Statements of Operations for the period ended December 30, 1998 are not necessarily indicative of the results to be expected for the entire year.
The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Conditions and Result of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 1998.



THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEET


                                    DECEMBER 31, 1998    JUNE 30, 1998
                                      (UNAUDITED)          (AUDITED)*
ASSETS:


CURRENT ASSETS:
  CASH                               $   179,338          $   134,449
  ACCOUNTS RECEIVABLE                    698,880              449,534
  INVENTORIES                          1,149,945            1,050,027
  CONTRACT COSTS & RELATED EST
   PROFITS IN EXCESS OF APPLICABLE
   BILLINGS                            1,073,192            1,193,520
PREPAID EXPENSES & OTHER CURRENT
   ASSETS                                 75,212               60,556
  TOTAL CURRENT ASSETS                $3,176,567           $2,888,086

PLANT PROPERTY & EQUIPMENT            $  911,975           $  963,932

OTHER ASSETS:
  DEFERRED TAX ASSETS                    634,853              722,308
  OTHER NON CURRENT ASSETS               135,162              138,876
  TOTAL OTHER ASSETS                     770,015              861,184

TOTAL ASSETS                          $4,858,557           $4,713,202

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE              $  282,130           $  181,525
  ACCRUED LIABILITIES                    329,657              411,627
  BILLINGS IN EXCESS OF CONTRACT
   COSTS & RELATED ESTIMATED PROFITS     701,608              701,608
  CURRENT PORTION OF LONG TERM DEBT      171,823              149,788
    TOTAL CURRENT LIABILITIES         $1,485,218           $1,444,548

LONG TERM PORTION OF LONG TERM DEBT   $2,193,248           $2,219,746

OTHER LONG TERM LIABILITY                 61,172               61,172
DUE TO RELATED PARTY                 $   200,000           $  200,000

STOCKHOLDERS' EQUITY:
  COMMON STOCK, par value $.01;
   authorized 3,000,000 shares;
   issued and outstanding 1,693,397
   in 1998 and  1997                      16,934               16,934
  PAID IN CAPITAL                      2,835,360            2,835,360
  RETAINED EARNINGS                   (1,413,225)          (1,544,408)
                                       1,439,069            1,307,886
LESS TREASURY STOCK 353,866 SHARES
  AT COST                               (520,150)            (520,150)

  TOTAL STOCKHOLDERS' EQUITY          $  918,919          $   787,736
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                              $4,858,557           $4,713,202

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
	STATEMENT OF OPERATIONS

                             							SIX MONTHS ENDED DECEMBER 31,

                                       1998            1997

REVENUES                            $3,824,623      $1,330,416

   COST OF REVENUES                  3,095,520         994,204

GROSS PROFIT                           729,103         336,212

   SELLING & ADMIN EXPENSES            410,320         398,164

OPERATING PROFIT / (LOSS)              318,783         (61,952)

   INTEREST EXPENSE                   (105,438)       (103,164)

   OTHER INCOME                          5,293           1,378

INCOME/(LOSS) BEFORE INCOME TAXES      218,638        (163,738)

INCOME TAX (EXPENSE)/BENEFIT           (87,455)         65,495

NET INCOME / (LOSS)                   $131,183        $(98,243)



NET INCOME/(LOSS) PER SHARE

   BASIC                                $0.10         $(0.07)
   DILUTED                              $0.10         $(0.07)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING

   BASIC                              1,339,531      1,339,531
   DILUTED                            1,339,531      1,339,531


	THE DEWEY ELECTRONICS CORPORATION
	STATEMENT OF OPERATIONS

                         							THREE MONTHS ENDED DECEMBER 31,

                                        1998          1997

REVENUES                            $2,083,905     $627,963

   COST OF REVENUES                  1,656,148      522,310

GROSS PROFIT                           427,757      105,653

   SELLING & ADMIN EXPENSES            229,312      204,716

OPERATING PROFIT / (LOSS)              198,445      (99,063)

   INTEREST EXPENSE                    (51,097)     (53,227)

   OTHER INCOME                             43          555

INCOME / (LOSS) BEFORE INCOME TAXES    147,391     (151,735)

INCOME TAX (EXPENSE)/BENEFIT           (58,955)      60,694

NET INCOME / (LOSS)                    $88,436     $(91,041)




NET INCOME/(LOSS) PER SHARE

   BASIC                                $0.07        $(0.07)
   DILUTED                              $0.07        $(0.07)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING

   BASIC                             1,339,531     1,339,531
   DILUTED                           1,339,531     1,339,531

	THE DEWEY ELECTRONICS CORPORATION
	STATEMENTS OF CASH FLOWS

                        								SIX MONTHS ENDED DECEMBER 31,

                                    1998            1997
CASH FLOWS FROM OPERATIONS:
  NET INCOME/(LOSS)                $131,183       $(98,243)

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES:

   DEPRECIATION                      69,414         66,648
   (INCREASE)/DECREASE IN ACCOUNTS
     RECEIVABLE                    (249,346)        67,893
   (INCREASE)/DECREASE IN
     INVENTORIES                    (99,918)        42,542
   DECREASE/(INCREASE) IN CONTRACT
    COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS
    OF APPLICABLE BILLINGS          120,329       (628,290)
    INCREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS        (14,657)       (15,265)
   INCREASE IN ACCOUNTS PAYABLE     100,605         84,647
   DECREASE IN ACCRUED EXPENSES     (81,970)       (22,415)
   DECREASE/(INCREASE) IN OTHER
     ASSETS                          91,169       (144,967)

   TOTAL ADJUSTMENTS              $ (64,374)     $(549,207)

NET CASH PROVIDED BY/(USED IN)
  OPERATIONS                        $66,809      $(647,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT,
   PROPERTY AND EQUIPMENT         $ (17,457)     $ (15,370)

NET CASH USED IN INVESTING        $ (17,457)     $ (15,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG
   TERM DEBT                        (24,463)    (1,929,712)
   REPAYMENT OF SHORT TERM
    BORROWINGS                     (100,000)         0
   SHORT TERM BORROWINGS            120,000          0
   DEBT REFINANCED                      0        2,300,000

NET CASH (USED IN)/PROVIDED BY
  FINANCING                       $  (4,463)     $ 370,288

NET INCREASE/(DECREASE) IN CASH   $  44,889      $(292,532)

CASH AT BEGINNING OF PERIOD         134,449        318,058

CASH AT END OF PERIOD              $179,338      $  25,526
=======


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 1:	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit in banks. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of such investments.

NOTE 2:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to short term nature of accounts receivable and accounts payable their carrying value is a reasonable estimate of fair value.

NOTE 3:	INVENTORIES

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

                      						December 31, 1998   		June 30, 1998
                         						(UNAUDITED)        		(AUDITED)

            		Finished Goods	 	$323,332	           		$458,104
            		Work In Process		$315,157           			$159,757
            		Raw Materials  		$511,456	           		$432,166
					                         	________		           	________
               				Total	   $1,149,945		           $1,050,027
						=======			=======

NOTE 4:	USE OF ESTIMATES

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




THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 5:	PLANT, PROPERTY AND EQUIPMENT

Property, plant and equipment are stated at cost. Allowance for depreciation and amortization is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

Whenever events indicate that the carrying values of Long-Lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of December 31, 1998, the carrying values of such assets are appropriate.

NOTE 6:	NET INCOME PER SHARE

Net income per share for the three months ended December 31, 1998 is based upon the weighted average number of shares outstanding. For the periods ended December 31, 1998, and December 31, 1997, stock options have not been considered as the effect would have been antidilutive. The number of shares used in the computation of net income per share was:
1,339,531 in 1998 and in 1997.



THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the Company's report on Form 10-K for the fiscal year ended June 30, 1998 (including the section captioned "Current Business Environment"). Reference is made generally to the information contained in the Form 10-K.

Six months ended December 31, 1998 vs. 1997

Revenues for the six month period this year were $3,824,623 which is an increase of $2,494,207 compared to last years revenues of $1,330,416. This increase is the result of increased electronic product revenues.

Electronic product revenues increased by $2,519,943 (from $1,079,323 last year to $3,599,266 this year). This increase is the result of production efforts made on the Company's contract with the U.S. Army for tactical generator sets. This contract accounted for 95% of the electronic segment revenues.

Delivery of tactical generator sets had been scheduled to begin in March 1998. However, as a result of engineering changes initiated by the Company and approved by the U.S. Army, deliveries were rescheduled to begin in November 1998. The Company is adhering to this delivery schedule.

Since fiscal year end, June 30, 1998, the Company has received approximately $7 million in additional orders for tactical generator sets. This brings the total amount of orders received for the tactical generator sets program to approximately $14 million. The Company anticipates that the U.S. Army will continue to place additional orders, however, no assurances can be made that they will do so.

The remaining 5% of electronic product revenues resulted from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continue to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

Last year, the tactical generator set project accounted for 46% of electronic segment revenues and the remaining 54% were derived from short term projects.

As of December 31, 1998, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $8 million. It is estimated that approximately $3 million of this backlog will be recognized as revenues during the 1999 fiscal year.


As of December 31, 1997, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $4 million.

In the leisure and recreation segment, revenues decreased by $25,734 compared to last year's revenues (from $251,093 to $225,357). The lower revenues are attributable to lower machine sales than last year. An additional sale of a snowmaking machine was recorded in January 1999, which makes machine sale revenues comparable to those of last year when no machine sales were recorded during the third fiscal quarter. The sale of replacement parts in this segment have remained level with last years. The Company does not anticipate significant revenues from the sale of snowmaking machines for the balance of the current fiscal year.

Operations resulted in an operating profit of $.16 per share compared to an operating loss of $.12 per share last year. Net earnings per share were $.10 per share compared to a net loss of $.07 per share last year.

Three Months Ended December 31, 1998 vs. 1997

Revenues for the second quarter this year were $2,083,905 compared to $627,963 last year resulting in an increase of $1,455,942 in revenues. This increase is primarily the result of increased electronic product revenues.

The increase in electronic product revenues is the result of continued efforts made towards the tactical generator project with the U.S. Army as discussed above.

Last year, during the second quarter, the Company had been awaiting final acceptance by the U.S. Army of it's first article test units. The contract schedule had included production stages to begin during that second quarter.

In the leisure and recreation segment, revenues during the second quarter decreased by $48,668 (from $228,465 to $179,797). This decrease is the result of lower machine sales as discussed above and replacement parts sales being higher in the first quarter and lower in the second quarter compared to last year.

Operating profit for the second quarter this year was $.11 per share and net income resulted in a profit of $.07 per share. Last year the Company's operations resulted in a loss of $.11 per share and a net loss of $.07 per share.

Liquidity and Capital Resources at December 31, 1998

The Company's working capital as of December 31, 1998 was 2.14 to 1 compared to 2.00 to 1 at June 30, 1998.



The Company continues to meet its short term liquidity needs through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels. Capital expenditures in the six month period were $17,457 as compared with $15,370 in the comparable period last year.

Year 2000 Issue

The "Year 2000 Issue" is a term used to describe potential problems created by systems that are unable to accurately interpret dates after the year 1999.

The Company is preparing for the impact of the Year 2000 on its business. This preparation includes the possible impact upon the Company resulting from its customers and vendors.

As a prime contractor for the U.S. Government, the Company is required to maintain precise records for job costing as well as provide timely and accurate information. It is subject to periodic audits by government agencies of its systems and controls. The Company has never had any difficulty in meeting government requirements. However, the intrinsic problems inherent in the year 2000 issue could be detrimental to the Company or any other company in this type of business.

The Company has taken steps to have all of its computer systems in compliance with the year 2000 date requirement before that date is reached. The Company has reviewed its internal computer systems for compliance by identifying and testing all of its internal systems.

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

The Company is continuing to work with its supplier base to access the year 2000 status of vendors who provide critical materials and services.
To date, sufficient information has not yet been received from vendors to confirm their preparedness for year 2000. Contingency planning is being addressed particularly in anticipation of possible interruption of supplies delivered by any key vendors. This planning includes the identification of such critical suppliers and possible alternative course of action such as alternate sources and, if possible, alternate materials.


The Company's most key vendor provides engines for the 2kW tactical generator project for the U.S. Army. This vendor is the sole source supplier of this particular component at the direction of the U.S. Army. The Company has no indication that this supplier will not be able to continue to provide its product, which could result in a delay of this project. However, the Company is investigating other sources as well as the use of other products. The U.S. Army is aware of this potential situation and contingency plans are being made on an on-going basis.

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



PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders
------------------------------------------------------------

On December 2, 1998, at the Company's annual meeting of shareholders, the following five directors were elected to serve for the ensuing year. Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the only nominees for directors):

Name		                         				For	    			Withheld

Alexander A. Cameron	          		1,127,377			  9,646
Frances D. Dewey	             			1,127,279			  9,744
Gordon C. Dewey			              	1,127,283			  9,740
Peter Eustis			                		1,127,377			  9,646
John G. McQuaid		              		1,125,377		 	11,646

Item 6.	Exhibits and Reports on Form 8-K
----------------------------------------


No reports on Form 8-K have been filed during the quarter ended
December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						THE DEWEY ELECTRONICS CORPORATION


February 12, 1999				_________________________________
Date		           				Thom A. Velto, Treasurer
               						Principal Accounting Officer


February 12, 1999				________________________________
Date	           					Edward L. Proskey
					               	Vice President, Operations






