Form 10-Q
period 1999-03-31
DEWEY ELECTRONICS CORP
filed 1999-05-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 1999	Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION


A New York Corporation			I.R.S. Employer Identification
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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at March 31, 1999.








THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I		Financial Information				Page No.

Item 1		Financial Statements			 	     1

		Condensed balance sheets -
			March 31, 1999 and June 30, 1998		 2

		Condensed statements of operations -
			Nine months ended March 31, 1999
			and March 31, 1998			              3

			Three months ended March 31, 1999
			and March 31, 1998			              4

		Statements of cash flows for the
   nine months	ended March 31, 1999
   and 1998		                         5

		Notes to condensed financial
   statements		                       6

Item 2		Management's Discussion and
 Analysis of	Financial Condition
  and Results of	Operations				       8


Part II		Other Information


Item 6.	Exhibits and Reports on Form 8-K				11



PART I:  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


The following unaudited Statements of Operations, Consolidated Balance Sheets and Statements of Cash Flows are of The Dewey Electronics Corporation. These reports reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Operations for the periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Condensed Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 1998.



THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEET


                                 MARCH 31, 1999    JUNE 30, 1998
                                  (UNAUDITED)        (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH                             $   207,224       $   134,449
  ACCOUNTS RECEIVABLE                  643,435           449,534
  INVENTORIES                        1,118,175         1,050,027
  CONTRACT COSTS & RELATED EST
   PROFITS IN EXCESS OF APPLICABLE
   BILLINGS                          2,097,014         1,193,520
PREPAID EXPENSES & OTHER CURRENT
   ASSETS                               46,624            60,556
  TOTAL CURRENT ASSETS              $3,812,475        $2,888,086

PLANT PROPERTY & EQUIPMENT         $   905,690       $   963,932

OTHER ASSETS:
  DEFERRED TAX ASSETS                  491,175           722,308
  OTHER NON CURRENT ASSETS             133,305           138,876
  TOTAL OTHER ASSETS                   624,480           861,184

TOTAL ASSETS                        $5,342,645        $4,713,202

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE           $   499,342       $   181,525
  ACCRUED LIABILITIES                  392,742           411,627
  BILLINGS IN EXCESS OF CONTRACT
   COSTS & RELATED ESTIMATED
   PROFITS                             701,608           701,608
  CURRENT PORTION OF LONG TERM DEBT    172,850           149,788
    TOTAL CURRENT LIABILITIES       $1,766,542        $1,444,548

LONG TERM PORTION OF LONG TERM
  DEBT                              $2,180,496        $2,219,746

OTHER LONG TERM LIABILITY               61,172            61,172
DUE TO RELATED PARTY               $   200,000       $   200,000

STOCKHOLDERS' EQUITY:
  COMMON STOCK, par value $.01;
  authorized 3,000,000 shares;
  issued and outstanding 1,693,397 in
  1998 and 1997                         16,934            16,934
  PAID IN CAPITAL                    2,835,360         2,835,360
  RETAINED EARNINGS                 (1,197,709)       (1,544,408)
                                     1,654,585         1,307,886
LESS TREASURY STOCK 353,866
 SHARES AT COST                       (520,150)         (520,150)

  TOTAL STOCKHOLDERS' EQUITY        $1,134,435       $   787,736
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                            $5,342,645        $4,713,202

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
	STATEMENT OF OPERATIONS
March 1999

                              							NINE MONTHS ENDED MARCH 31,
                                         1999        1998

REVENUES                               $5,849,781  $1,737,456

   COST OF REVENUES                     4,510,919   1,364,044

GROSS PROFIT                            1,338,862     373,412

   SELLING & ADMIN EXPENSES               606,839     613,036

OPERATING PROFIT / (LOSS)                 732,023    (239,624)

   INTEREST EXPENSE                       159,445     158,226

   OTHER (INCOME)                          (5,254)       (886)

INCOME/(LOSS) BEFORE INCOME TAXES         577,832    (396,964)

INCOME TAX (EXPENSE)/BENEFIT             (231,133)    158,786

NET INCOME / (LOSS)                      $346,699   $(238,178)



NET INCOME PER SHARE:
   BASIC                                   $0.26      $(0.18)
   DILUTED                                 $0.26      $(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
   BASIC                                1,339,531    1,339,531
   DILUTED                              1,339,531    1,339,531

	THE DEWEY ELECTRONICS CORPORATION
	STATEMENT OF OPERATIONS
MARCH 1999

                             							THREE MONTHS ENDED MARCH 31,
                                         1999         1998

REVENUES                             $2,025,158     $407,040

   COST OF REVENUES                   1,415,399      369,840

GROSS PROFIT                            609,759       37,200

   SELLING & ADMIN EXPENSES             196,519      214,872

OPERATING PROFIT / (LOSS)               413,239     (177,672)

   INTEREST EXPENSE                      54,007       55,062

   OTHER EXPENSE                             39          492

INCOME / (LOSS) BEFORE INCOME TAXES     359,193     (233,226)

INCOME TAX (EXPENSE)/BENEFIT           (143,678)      93,291

NET INCOME / (LOSS)                     215,515     (139,935)




NET INCOME PER SHARE:
   BASIC                                $0.16        $(0.10)
   DILUTED                              $0.16        $(0.10)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
   BASIC                              1,339,531     1,339,531
   DILUTED                            1,339,531     1,339,531

	THE DEWEY ELECTRONICS CORPORATION
	STATEMENTS OF CASH FLOWS

                             								NINE MONTHS ENDED MARCH 31,
                                          1999        1998
CASH FLOWS FROM OPERATIONS:
  NET INCOME/(LOSS)                   $  346,699    $(238,178)

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES:
   DEPRECIATION                         104,121        99.972
   DECREASE/(INCREASE) IN ACCOUNTS
     RECEIVABLE                         106,098      (180,431)
   (INCREASE)/DECREASE IN INVENTORIES   (68,148)       37,030
   (INCREASE) IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS
    IN EXCESS OF APPLICABLE BILLINGS   (903,497)     (210,104)
   DECREASE/(INCREASE) IN PREPAID
    EXPENSES AND OTHER CURRENT ASSETS    13,932       (10,480)
   INCREASE/(DECREASE) IN ACCOUNTS
    PAYABLE                             317,817       (10,068)
   (DECREASE)/INCREASE IN ACCRUED
    EXPENSES                            (18,885)       77,011
   DECREASE/(INCREASE) IN OTHER ASSETS  236,704      (233,923)

   TOTAL ADJUSTMENTS                  $(211,858)    $(430,993)

NET CASH PROVIDED BY/(USED IN)
  OPERATIONS                           $134,841     $(669,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                            (45,878)      (15,370)

NET CASH USED IN INVESTING             $(45,878)     $(15,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG
    TERM DEBT                           (36,188)   (1,941,294)
   REPAYMENT OF SHORT TERM BORROWINGS  (100,000)            0
   SHORT TERM BORROWINGS                120,000       100,000
   DEBT REFINANCED                            0     2,300,000

NET CASH (USED IN)/PROVIDED BY
 FINANCING                           $  (16,188)   $  458,706

NET INCREASE/(DECREASE) IN CASH         $72,775     $(225,835)

CASH AT BEGINNING OF PERIOD             134,449       318,058

CASH AT END OF PERIOD                  $207,224       $92,223



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 1:	CASH AND CASH EQUIVALENTS

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

              				March 31, 1999		June 30, 1998
                				(UNAUDITED)		   (AUDITED)

	Finished Goods	    	$306,532		     $458,104
	Work In Process   		$307,665     		$159,757
	Raw Materials	     	$503,978	     	$432,166
                 				________	     	________
			Total          	$1,118,175   		$1,050,027
                 				=======      		=======

NOTE 4:	USE OF ESTIMATES

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

Whenever events indicate that the carrying values of Long-Lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of March 31, 1999, the carrying values of such assets are appropriate.

NOTE 6:	NET INCOME PER SHARE

Net income per share for the three months ended March 31, 1999 is based upon the weighted average number of shares outstanding. For the periods ended March 31, 1999, and March 31, 1998, stock options have not been considered as the effect would have been antidilutive. The number of shares used in the computation of net income per share was: 1,339,531 in 1999 and in 1998.




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

Nine months ended March 31, 1999 vs. 1998

Revenues for the nine month period this year were $5,849,781 which is an increase of $4,112,325 compared to last year's revenues of $1,737,456. This increase is the result of increased electronic product revenues.

Electronic product revenues increased by $4,162,023 (from $1,423,455 last year to $5,585,478 this year) as a result of greater production under the Company's contract with the U.S. Army for tactical generator sets. This contract accounted for 96% of the electronic segment revenues.

The delivery of tactical generator sets had been scheduled to begin in March 1998. However, because of engineering changes initiated by the Company and approved by the U.S. Army, deliveries were rescheduled to begin in November 1998. As a result of this delay in delivery, production efforts were also delayed causing lower revenue recognition last year.

Since fiscal year end, June 30, 1998, the Company has received approximately $8 million in additional orders for tactical generator sets. This brings the total amount of orders received for the tactical generator sets program to approximately $14 million. The Company anticipates that the U.S. Army will continue to place additional orders; however, the Army is not obligated to do so and no assurances can be given to the quantity or scheduling of additional generator set orders. Though the Company's contract with the Army contemplated annual orders in roughly equal amounts, actual order placements have varied in timing and size.

The remaining 4% of electronic product revenues resulted from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continue to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

Last year, the tactical generator set project accounted for 35% of electronic segment revenues and the remaining 65% were derived from short term projects.

As of March 31, 1999, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $7 million. It is estimated that approximately $2 million of this backlog will be recognized as revenues during the June 30, 1999 fiscal year.

As of March 31, 1998, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $4 million.

In the leisure and recreation segment, revenues decreased by $49,698 compared to last year's revenues (from $314,001 to $264,303). The major portion of revenues from this segment of business have been traditionally recorded during the second quarter. This year, the sale of a snowmaking machine during this third quarter resulted in machine sales being comparable to last year. The sale of replacement parts in this segment has been lower then recent years. The Company does not anticipate any significant revenues from this segment for the balance of the current fiscal year.

Operations resulted in an operating profit of $.55 per share compared to an operating loss of $.18 per share last year. Net earnings per share were $.26 per share compared to a net loss of $.18 per share last year.

Three Months Ended March 31, 1999 vs. 1998

Revenues for the third quarter this year were $2,025,158 compared to $407,040 last year resulting in an increase of $1,618,118 in revenues. This increase is the result of increased electronic product revenues.

The increase in electronic product revenues is the result of continued efforts made towards the tactical generator project with the U.S. Army as discussed above.

During last year's third quarter, the Company had been awaiting final acceptance by the U.S. Army of it's first article test units. The contract schedule had included production efforts being made during that third quarter, which did not begin until the first quarter of this fiscal year.

In the leisure and recreation segment, revenues during the third quarter decreased by $23,962 (from $62,907 to $38,945). This decrease is the result of lower replacement parts sales discussed above, compared to last year.

Operating profit for the third quarter this year was $.31 per share and net income resulted in a profit of $.16 per share. Last year the Company's operations resulted in a loss of $.13 per share and net income showed a loss of $.10 per share.

Liquidity and Capital Resources at March 31, 1999

The Company's working capital ratio as of March 31, 1999 was 2.16 to 1 compared to 2.00 to 1 at June 30, 1998.

The Company continues to meet its short term liquidity needs through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.


Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels. Capital expenditures in the nine month period were $45,878 as compared with $15,370 in the comparable period last year. The Company does not anticipate any significant capital expenditures for the remainder of this fiscal year.

Year 2000 Issue

The Year 2000 ("Y2K") problem arises from the inability of uncorrected computer programs using only two digits to identify a year in the date field to distinguish between years beginning with 19 and 20. The Company has been preparing for the impact of the Y2K problem on its business by testing its own computer systems and by analyzing the possible impact of computer system failures of its significant vendors.

As a prime contractor for the U.S. Government, the Company is required to maintain precise records for job costing as well as provide timely and accurate information. It is subject to periodic audits by government agencies of its systems and controls. The Company has never had any difficulty in meeting government requirements. However, Y2K problems could be detrimental to the Company or any other company in this type of business.

The Company has reviewed its internal computer systems for Y2K compliance by identifying and testing all of its internal systems. All critical programs and systems have been analyzed and tested. The operational tests were successful and included the actual processing applications under Y2K conditions.

In November 1996, the Company hired an outside service to upgrade hardware and make modifications to its main software. The cost of these services was $5,085. Further expenditures of this sort are not anticipated.

Based on information obtained to date in the course of surveys of key suppliers, the Company does not foresee any significant impact arising from third party computer system failures. However, the Company is not able to identify all Y2K issues that may exist at supplier levels and has not received sufficient information from all major third parties to confirm their Year 2000 preparedness. The Company's key vendor is a foreign manufacturer that provides engines for the U.S. Army tactical generator set project and is the Company's sole source of supply of this particular component. Such information as has been received to date through the supplier's U.S. distributor does not indicate that there will be a Y2K problem which could result in delay of the Company's performance.

In this instance and in the case of other important suppliers, the Company has been investigating other sources as well as the use of other products and intends to continue contingency planning to eliminate any material financial impact on the Company.




PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------------------


No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		THE DEWEY ELECTRONICS CORPORATION


May 13, 1999	_________________________________
Date	       	Thom A. Velto, Treasurer
           		Principal Accounting Officer


May 13, 1999	________________________________
Date       		Edward L. Proskey
		           Vice President, Operations

