Form 10-K
period 1999-06-30
DEWEY ELECTRONICS CORP
filed 1999-09-24
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For the fiscal year ended June 30, 1999

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on August 31, 1999: $1,523,492.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at August 31, 1999.
Page 1 of 33 Pages


THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS


Item				                                          						Page

PART I
 1.	Business									                                   3

 2.	Properties								                                  5

 3.	Legal Proceedings							                            5

 4.	Submission of Matters to a Vote of Security Holders	5

PART II

 5.	Market for Registrant's Common Equity and Related
	Stockholder Matters			                           			   6

 6.	Selected Financial Data						                       7

 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				                8

 8.	Financial Statements and Supplementary Data			     15

 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure				               29

PART III

10.	Directors and Executive Officers of the Registrant	30

11.	Executive Compensation						                       30

12.	Security Ownership of Certain Beneficial Owners and
	Management							                                     30

13.	Certain Relationships and Related Transactions			  30

PART IV

14. Exhibits, Financial Statement Schedules and Reports
on Form 8-K								                                    31



PART I

Item 1.	BUSINESS

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955. It is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey. The Company has two industry segments: electronics, and leisure and recreation.

In the electronics segment, the Company produces sophisticated electronics and electromechanical systems for the U.S. military. Its Pitometer Log Division manufactures speed and distance measuring instrumentation, providing parts for the Department of Defense and other projects performed as a subcontractor.

In the leisure and recreation segment, the Company, through its HEDCO division, designs, manufactures and markets advanced, sophisticated snowmaking equipment.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended
June 30, 1999 are set forth in Note K - Operating Segments of the Notes to the Financial Statements.

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

As of August 31, 1999, the Company had a work force of 36 employees, of whom 10 were technical or professional personnel. Last year at the same date, the work force included 26 employees, of whom 9 were technical or professional personnel. The increase is the result of the resumption of production efforts in the electronics segment of business. Fluctuations in the work force may also result from the seasonal nature of the leisure and recreation segment of business.

ELECTRONICS SEGMENT

This segment of business accounted for 97% of total revenues in fiscal year 1999, 86% of total revenues in fiscal 1998 and 74% of total revenues in fiscal 1997.

In recent years, most of the Company's electronics segment products had been manufactured, either as prime contractor or subcontractor, for the U.S. Navy. With the completion of performance of the Company's contracts under the Navy's ADCAP torpedo program, most electronics segment revenues in 1999 arise from performance of work for the U.S. Army under a diesel operated tactical generator set contract awarded in August 1996.


The Company has continued to pursue both long-term and short-term awards from various United States Government agencies and related business sectors in its areas of electronic and mechanical expertise. The Company, however, is bidding for such contracts in competition with other companies, including other small firms as well as Fortune 500 companies, in a time of diminished and less predictable military spending.

Since substantially all of the Company's electronics business is derived from contracts with various agencies of the United States Government (the "Government") or subcontracts with prime Government contractors, the loss of substantial Government business would have a material adverse effect on the business.

For the most part, working capital requirements for the electronics segment of business are funded by progress payments provided by the Government.

All of the Company's contracts with the Government are subject to the standard provision for termination at the convenience of the Government.

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract and has occasionally experienced some delays in deliveries. Such delays have not had a material effect on operations; however, the Company cannot provide any assurances that future delays, if any, will not have a material adverse effect.

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this segment.

LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 3% of the Company's revenues in fiscal year 1999, 14% of the Company's revenues in fiscal 1998 and 26% of the Company's revenues in fiscal 1997.

Snowmaking equipment is sold to ski areas as original equipment or as replacements for existing equipment. Such equipment is sold under a sales contract that provides for a substantial down payment and retention of a security interest in the equipment until full payment is received.
Most snowmaking equipment is paid for in full at delivery to the customer. Typically, in other cases, full payment is made within one year. The Company has not experienced any losses due to resale of the equipment following default by customers. The Company services the equipment at the purchaser's expense after a warranty period that expires at the end of the snowmaking season in which the sale occurs.

The Company has sold snowmaking equipment to over three hundred different locations in the United States and abroad. Marketing is performed by the Company's employees in the domestic market and by distributors and representatives in foreign markets. In fiscal 1999, all revenues were from domestic sales.

Orders for snowmaking equipment have normally been received during the first and fourth quarters of the fiscal year, though this pattern has been changing. For the most part, shipments are made and revenues recorded during the second quarter. Production usually takes place in the first and second quarters, and it is during this period that inventory is generated and working capital demands are the greatest.

While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations of this segment.

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this segment.

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

Under the terms of a mortgage note to Sovereign Bank described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations both the land and building are subject to the lien of a mortgage securing indebtedness in the amount of $2,219,741. The Company also has a line of credit with the Bank, under which the Company may borrow up to an additional $500,000 that would be secured by a lien on substantially all of the Company's' machinery, equipment and other personal property.

Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during fiscal year 1999.


PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol "DEWY".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

                      Quarterly Common Stock Price Range

                   			Fiscal Year 1999			Fiscal Year 1998

Quarter		               High	     Low			   High		  Low

lst                			$ 0.6563	$  0.4063		$  0.8750	$  0.8125
2nd			                  0.4063	   0.3125		   1.0000	   0.8125
3rd			                  0.6250	   0.2813		   0.8750	   0.6875
4th			                  2.0000	   0.6250		   0.7188	   0.6250

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during the fiscal years 1999 and 1998. The Corporation has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of August 31, 1999 was 830.



Item 6.  Selected Financial Data



			(In thousands of dollars except per share amounts)



                    				            Year ended June 30,

                        		1999	     1998    1997	      1996	     1995

Revenues                $8,632(2)  $2,325   $3,828     $4,595    $6,692

Earnings/(loss)
before income
taxes, and
extraordinary
gain.....               $  935(2)  $ (748)  $ (155)     $ 409    $  179

Net earnings/
(loss)                  $  561(2)  $ (447)  $    7(1)   $ 244    $  107

Earnings/(loss)
per share before
extraordinary item
-basic and
diluted                 $.42       $ (.33)  $  (.06)    $.18     $ .08

Net earnings/
(loss) per share
 - basic and
diluted                 $.42       $ (.33)  $   .01     $.18     $ .08

Cash dividends
per common
share.......             --           --        --        --     --

Total assets            $5,776     $4,713   $4,645    $5,372  $5,555

Long-term
obligations..           $2,427     $2,481   $1,843    $2,366  $2,671

Working
capital........         $2,413     $1,444   $1,508    $1,879  $1,770

Stockholders'
equity....              $1,349     $  788   $1,235    $1,227  $  983

(1)	In fiscal 1997, net earnings were increased by an extraordinary gain of
$100 net of income taxes.
(2)	The increases in this selected financial data relate to the Company's contract with the U.S. Army to supply diesel operated tacital generator sets over five annual purchasing periods.




Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report. Certain statements in this Form 10-K may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-K are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended
June 30, 1999, 1998, and 1997 are set forth in Note K - Operating Segments of the Notes to the Financial Statements.

Results of Operations

The Company's fiscal year ends on June 30. Accordingly, all references to years in this Management's Discussion refer to the fiscal year ended
June 30 of the indicated year. Also, when referred to herein, operating profit means net sales less operating expenses, without deductions for general corporate expenses, interest and income taxes.

Revenues

Revenues for fiscal year 1999 were 271% higher than those for fiscal year 1998 and 125% higher than revenues for 1997. The increase in revenues is a result of large-scale production efforts under the Company's contract with the U.S. Army for diesel operated tactical generator sets.

Electronic Products

Electronic product revenues increased by 319% compared to last year and increased by 194% compared to 1997 revenues. Revenues from the electronic product segment accounted for 97% of total revenues in 1999, and 86% of total revenues in 1998.

The Company's contract with the U.S. Army to supply diesel operated tactical generator sets includes five annual purchasing periods with price escalations for each year. The Department of Defense has issued a fuel policy requiring that in the future all mobile electric power sets (includes tactical generators) will require only diesel fuels and that those using gasoline fuels will be eliminated. There are currently two annual purchasing periods remaining in the contract and the Company anticipates that the government will continue to place orders for diesel operated tactical generator sets. However, no assurances can be made that they will do so. Orders not yet received are not reflected in the fiscal year end backlog figures provided below.

The delivery of diesel operated tactical generator sets had been scheduled to begin in March 1998. However, because of engineering changes initiated by the Company and approved by the U.S. Army, deliveries were rescheduled to begin in November 1998. As a result of this delay in delivery, production efforts were also delayed causing lower revenue recognition during fiscal year 1998. This contract accounted for 94% of the electronic segment revenues in 1999 and 40% in 1998.

Subsequent to June 30, 1998 the Company has received approximately $8 million in additional orders for diesel operated tactical generator sets. This brings the total amount of orders received for the diesel operated tactical generator sets program to approximately $14 million. The Company anticipates that the U.S. Army will continue to place additional orders; however, the Army is not obligated to do so and no assurances can be given to the quantity or scheduling of additional generator set orders. Though the Company's contract with the Army contemplated annual orders in roughly equal amounts, actual order placements have varied in timing and size.

The remaining 6% of electronic product revenues resulted from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continue to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy. These orders provided 49% of electronic product revenues in 1998.

The Company's contracts under the U.S. Navy's MK48 ADCAP torpedo program accounted for 11% of fiscal year 1998 electronic segment revenues and completion of these contracts are in process.

In fiscal year 1997, the diesel operated tactical generator set program provided 49% of electronic product revenues and production efforts under the Navy's ADCAP torpedo program provided 19%. Various orders provided 32% of such revenues.

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $4 million on June 30, 1999. Almost all of the current backlog is attributable to the U.S. Army contract for diesel operated tactical generator sets. It is estimated that the present backlog will be shipped during the next 12 months and recognized as fiscal year 2000 revenues.

Leisure and Recreation

In the leisure and recreation segment, revenues for fiscal years 1999, 1998 and 1997 amounted to approximately $277,000, $329,000 and $987,000, respectively. There were no export sales of snowmaking machinery in 1999 or 1998. In 1997 export sales of snowmaking machinery amounted to $92,000.

The Company's marketing efforts are being focused to increase its market share by utilizing different strategies dependent upon regional locations. Competition in foreign markets remains to be stronger than in the domestic market.

As of June 30, 1999, there was a backlog of orders for snowmaking machinery in the amount of $201,500 for delivery during the second fiscal quarter. As of June 30, 1998, there was no backlog of orders; however, orders amounting to $150,000 were received during the first quarter of fiscal year 1999. There was no backlog of orders for snowmaking equipment as of June 30, 1997.

Gross Profit

Gross Profit was 23% in 1999, 12% in 1998 and 26% in 1997.

In the electronics segment, for fiscal year 1999, gross profit was 24% as a result of increased production relating to the diesel operated tactical generator set project. Fiscal year 1998 gross profit was 10% as a result of delayed production explained above. Fiscal year 1997 was favorably affected by approximately $343,000 following contract review of operations in prior years, which resulted in gross profit of 29%.

Selling, General and Administrative Expenses

In 1999, selling, general and administration expenses amounted to $841,107 (10% of revenues). In 1998, they amounted to $827,776 (36% of revenues) and $938,366 (25% of revenues) in 1997.

Interest Expense

Interest expense for the last three fiscal years amounted to $216,017 in 1999, $212,738 in 1998 and $218,682 in 1997.

Under a borrowing arrangement with Sovereign Bank, effective September 18, 1997 the interest rate for the Company's mortgage note is 8.25%. The Company also has a line of credit facility under the Sovereign Bank borrowing arrangement which carries an interest rate of .75% over the prime rate for its outstanding borrowings. The prime rate as of June 30, 1999 was 8.00%. Interest payments made to Sovereign Bank constitute essentially all of the Company's interest expense.

Other Income-Net

For fiscal year 1999, other income is the sum of miscellaneous scrap sales of $4,615 and interest income of $870.

Other income for fiscal year 1998 was the sum of miscellaneous scrap sales of $14,045 and interest income of $6,827.

Fiscal year 1997 other income was the net effect of interest income of $11,159 which was partially offset by a net amount of $3,414 which represents scrap sales and miscellaneous expenses.

Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

The tax (provision)benefit for the fiscal years ended June 30, 1999, 1998, and 1997 were at an effective rate of 40%.

Extraordinary Gain

During the fourth quarter of the fiscal year ended June 30, 1997, the Company prepaid its indebtedness to its then lender upon negotiating financing arrangements with a new long-term lender. As a result of the refinancing certain financing fees in the amount of $166,832 previously recorded as Other Expense would not be due and such amount, less applicable income taxes of $67,150, was treated as an extraordinary gain of $99,682.

Inflation

Historically, inflation and price changes have not had a material effect on operations.

Liquidity and Capital Resources

The Company's working capital was $2,412,569 at June 30, 1999 and $1,443,538 at June 30, 1998.

The ratio of current assets to current liabilities was 2.21 to 1 at June 30, 1999 and 2.00 to 1 at June 30, 1998.

In fiscal year 1999, operating activities provided $162,544 in net cash, expenditures for property, plant and equipment were $58,341 and financing activities provided $50,207. As a result, cash and cash equivalents increased by $154,410.

In fiscal year 1998, operating activities used $613,007 in net cash , expenditures for property, plant and equipment were $17,490 and financing activities provided $446,888. As a result, cash and cash equivalents decreased by $183,609.

In fiscal year 1997, operating activities provided net cash of $752,620. Expenditures for plant and equipment were $15,903 and long term debt was reduced by $507,061. These activities resulted in a net increase in cash and cash equivalents of $229,656.

The Company continues to meet its short term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

On a long-term basis, the Company's liquidity may depend upon its ability to maintain adequate borrowing arrangements with lenders. On September 18, 1997, the Company entered into borrowing arrangements with Sovereign Bank (the "Bank") under which:

- The Company borrowed $2,300,000 at an interest rate of 8.25% per annum, payable in monthly installments of approximately $20,000 with a final maturity in year 2002, evidenced by delivery of a Mortgage Note Payable to the Bank (the "Mortgage Note").
- The Bank agreed to provide up to an additional $500,000 under a line-of-credit agreement, to be evidenced by promissory notes bearing interest at a rate of .75% over the prime rate that will become due and payable on October 31, of each year. The prime rate as of June 30, 1999 was 8.00%. At the Bank's discretion, this line of credit may be renewed.
As of June 30, 1999 the Company had outstanding $200,000 of this line of credit.

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

The Company had no material commitments for capital expenditures as of the end of the 1999 fiscal year.

The Company owns approximately 90 acres of land and the building it occupies in Bergen County, New Jersey, which are carried on its books at a net value of approximately $700,000. This property is adjacent to a full interchange of Interstate Route 287. Management continues to investigate possible uses of this property which would be favorable to the Company's stockholders' equity.

Current Business Environment

The two segments in which the Company operates are marked by intense competition - including competition from firms with greater financial resources - and by unpredictability of customer requirements. Defense contract suppliers are dependent on legislative and administrative allocations of funds. Ski area operations continually face weather conditions and other uncertainties that impact their capital expenditure programs.

Most of the Company's revenues are derived from its electronic product segment. This segment of operations is comprised of business with the U.S. Department of Defense of the Federal Government or with other Government contractors. The balance of revenues is primarily for replacement parts, which is driven by requirements of the U.S. Navy and continues to remain at relatively stable levels. Long-term contracts with the U.S. Department of Defense have provided most of electronic segment revenues.

The Company has been directing its strategy to bid on projects which are more likely to be funded by the Government and more resistant to budget cuts.
In fiscal 1997 the Company entered into a contract with the U.S. Army to manufacture diesel operated tactical generator sets. The contract with the U.S. Army consists of a five year program with the Army placing orders each year, based on a predetermined estimated quantity. The Department of Defense has issued a fuel policy requiring that in the future all mobile electric power sets (includes tactical generators) will require only diesel fuels and that those using gasoline fuels will be eliminated.
It is expected that the diesel operated tactical generator program will continue to be considered necessary to national defense and provide a steady workflow, but no assurance can be given that this program will be continued. The Company continues to explore areas of business which will provide continued stability and growth.

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

Leisure and Recreation Products

The Company has experienced the impact of competitive pressures and a reallocation of funds by the ski resorts. The Company has increased its marketing efforts to gain more exposure within the industry. Cost reduction efforts have had a positive impact on operating results and the Company is seeking to maximize the benefits of more economic operating costs along with a more intense marketing campaign.

Properties

The Company has for some time been exploring alternative methods of increasing its shareholders' equity by realizing the value of its 90 acres of land and building situated thereon, such as the sale of some or all of the property, a sale/lease-back arrangement or long-term financing.

Year 2000

The Year 2000 issue (the "Y2K") is the result of certain computerized systems use of a two rather than four digit year (e.g., 95 vs,. 1995). As a result of the ambiguous century in such systems, the introduction of twenty-first century dates (i.e., January 1, 2000) may cause systems to function abnormally or not at all. The Company has been preparing for the impact of the Y2K problem on its business by testing its own computer systems and by analyzing the possible impact of computer system failures of its significant vendors.

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

Based on information obtained to date in the course of surveys of key suppliers, the Company does not foresee any significant impact arising from third party computer system failures. However, the Company is not able to identify all Y2K issues that may exist at supplier levels and has not received sufficient information from all major third parties to confirm their Year 2000 preparedness. The Company's key vendor is a foreign manufacturer that provides engines for the U.S. Army diesel operated tactical generator set project and is the Company's sole source of supply of this particular component. Such information as it has been received to date through the supplier's U.S. distributor does not indicate that there will be a Y2K problem which could result in delay of the Company's performance.

In this instance and in the case of other important suppliers, the Company has been investigating other sources as well as the use of other products and intends to continue contingency planning to eliminate any material financial impact on the Company.




Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Index to Financial Statements


                                           								Page

Independent Auditors' Report					                  16

Financial Statements:

	Balance Sheets, June 30, 1999 and 1998			         17

	Statements of Income (Loss), Years Ended June 30, 1999,
	1998, and 1997						                              18

	Statements of Stockholders' Equity, Years Ended June
	30, 1999, 1998, and 1997					                     18

	Statements of Cash Flows, Years Ended June 30, 1999,
	1998, and 1997						                              19

	Notes to the Financial Statements				             20


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.



Independent Auditors' Report


Board of Directors of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation as of June 30, 1999 and 1998, and the related statements of income (loss), stockholders' equity and cash flows for each of the three years ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation as of June 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

September 10, 1999
Parsippany, New Jersey



Balance Sheets
                                    						      June 30,
                                       				1999        			1998
ASSETS:
CURRENT ASSETS:
Cash                                   $  288,859       $134,449
Accounts receivable (includes U.S.
Government receivables of
approximately$1,183,000 in 1999
and $304,500 in 1998) less
allowance for doubtful accounts
of $28,571 in 1999 and 1998             1,211,841        449,534

Inventories                             1,064,996      1,050,027

Contract costs and related estimated
profits in excess of billings           1,819,008      1,193,520

Prepaid expenses and other current
Assets                                     28,375         60,556

TOTAL CURRENT ASSETS                    4,413,079      2,888,086

PROPERTY, PLANT AND EQUIPMENT:

Land and improvements                     519,186        513,161
Building and improvements               1,799,383      1,799,383
Machinery and equipment                 2,370,215      2,330,301
Furniture and fixtures                    147,512        147,512

                                        4,836,296      4,790,357

Less accumulated depreciation and
Amortization                            3,956,251      3,826,425

                                          880,045        963,932
DEFERRED TAX ASSET                        348,308        722,308
OTHER NON-CURRENT                         134,694        138,876

TOTAL ASSETS                           $5,776,126     $4,713,202


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:

Note payable - bank                   $  200,000      $  100,000
Accounts payable                         607,591         181,525
Accrued expenses and other liabilities   284,533         251,988
Pension costs accrued                    152,722         159,639
Billings in excess of contract costs
and related estimated profits            701,608         701,608
Current portion of long-term debt         54,056          49,788

TOTAL CURRENT LIABILITIES              2,000,510       1,444,548

LONG-TERM DEBT                         2,165,685       2,219,746

OTHER LONG-TERM LIABILITIES               61,172          61,172

DUE TO RELATED PARTY                     200,000         200,000

STOCKHOLDERS' EQUITY:

Preferred stock, par value $1.00;
authorized 250,000 shares, issued
and outstanding, none                    --                 --
Common stock, par value $.01;
authorized 3,000,000 shares;
issued and outstanding 1,693,397
in 1999 and 1998.                         16,934         16,934
Paid-in capital                        2,835,307       2,835,307
Accumulated deficit                     (983,385)     (1,544,408)
                                       1,868,856       1,307,833
Less:  Treasury stock, 353,866
shares in 1999 and 1998, at cost         520,097         520,097

                                       1,348,759         787,736

TOTAL LIABILITY AND STOCKHOLDERS'
EQUITY                                $5,776,126      $4,713,202



See notes to the financial statements

Statements of Income (Loss)
                              					Years ended June 30,

                            			1999	       	1998      		1997
Revenues                    $8,632,261   $2,324,597   $3,828,417

Cost of revenues             6,645,599    2,052,787    2,833,849

Gross profit                 1,986,662      271,810      994,568

Selling, general and
administrative expenses        841,107      827,776      938,366

Operating profit/(loss)      1,145,555     (555,966)      56,202

Interest expense              (216,017)    (212,738)    (218,682)

Other income - Net               5,485       20,872        7,745

Earnings/(Loss) before income
taxes and extraordinary gain   935,023     (747,832)    (154,735)

Income tax (provision)/
Benefit                       (374,000)     301,028       62,281

Earnings/(Loss) before
extraordinary gain             561,023     (446,804)     (92,454)

Extraordinary gain (Net of
income taxes of $67,150)          --           --         99,682

NET EARNINGS/(LOSS)           $561,023    $(446,804)   $   7,228

NET EARNINGS/(LOSS) PER COMMON
SHARE - BASIC AND DILUTED

Earnings (Loss) before
extraordinary item            $  .42        $  (.33)    $ (0.06)
Extraordinary gain               --             --         0.07
NET EARNINGS/(LOSS) PER COMMON SHARE
 - BASIC AND DILUTED          $  .42        $  (.33)    $  0.01

Statements of Stockholders' Equity

                                         								Treasury stock
           			Common Stock	                      		at cost
                           Paid-in    Accumulated
            Shares  Amount capital    Deficit     Shares  Amount

Balance,
June 30,
1996     1,693,397 $16,934 $2,835,307 $(1,104,832) 353,866 $520,097
 Net
 Earnings     --      --        --          7,228     --     --

Balance,
June 30,
1997      1,693,397 16,934  2,835,307  (1,097,604) 353,866  520,097
 Net Loss       --      --       --      (446,804)       --    --

Balance,
 June 30,
1998      1,693,397 16,934  2,835,307  (1,544,408) 353,866  520,097
 Net
 Earnings   --       --       --          561,023      --      --

Balance,
June 30,
1999      1,693,397 $16,934 $2,835,307 $(983,385)  353,866 $520,097

See notes to the financial statements



Statements of Cash Flows
                               						Years ended June 30,

                                   1999       1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                $561,023   $(446,804)   $7,228
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities:

Depreciation                      142,228    138,818    133,302
Amortization                        4,182      7,432      2,210
Deferred taxes                    374,000   (301,028)     4,869
Deferred financing costs             --        --         8,072
(Increase)/Decrease in accounts
receivable                       (762,307)   (92,056)   643,197
Increase in allowance for
doubtful accounts                    --       20,000       --
(Increase)/Decrease in
Inventories                       (14,969)     7,311    358,825
(Increase)/Decrease in contract
costs and related estimated
profits in excess of
applicable billing               (625,488)    77,587   (159,140)
Decrease/(Increase) in prepaid
expenses and other current
assets                             32,181     (8,524)   (32,127)
(Increase)/Decrease in other
noncurrent assets                   --       (83,642)    25,000
Increase/(Decrease) in accounts
Payable                           426,066     65,443   (254,725)
Increase/(Decrease) in accrued
expenses and other liabilities     32,545    (39,623)     8,707
(Decrease)/Increase in pension
costs accrued                      (6,917)    43,606     25,536
(Decrease)/Increase other long
term liabilities                    --        (1,527)   (18,334)
Total adjustments                (398,479)  (166,203)   745,392

Net cash provided by/(used in)
operating activities              162,544   (613,007)   752,620

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for property,
plant and equipment               (58,341)   (17,490)   (15,903)

Net cash used in investing
Activities                        (58,341)   (17,490)   (15,903)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term
Borrowings                        (49,793) (1,953,112) (507,061)
Payment of Line of Credit        (100,000)      --             --
Proceeds from long-term
Borrowings                          --      2,300,000          --
Proceeds from Line of Credit     200,000     100,000           --
Net cash provided by/(used in)
financing activities              50,207     446,888   (507,061)

NET INCREASE/(DECREASE) IN CASH  154,410    (183,609)   229,656

CASH - BEGINNING OF YEAR         134,449     318,058     88,402

CASH -  END OF YEAR            $ 288,859    $134,449  $ 318,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                   $212,682    $200,587   $233,458
Interest received                   $846      $6,827    $11,159

See notes to the financial statements.



Notes to the Financial Statements
Years ended June 30, 1999, 1998, and 1997


A.  Summary of Significant Accounting Policies

1. Government Contract Accounting - (Electronics)

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

4.  Fair Value of Financial Instruments

The fair values of the Company's long-term debt and line of credit borrowings are estimated based upon interest rates currently available for borrowings with similar terms and maturities and approximate the carrying values.

Due to the short term nature of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, their carrying value is a reasonable estimate of fair value.

5.  Inventories

Inventories are valued at the lower of cost or market. Components of cost include materials, direct labor and factory overhead.

6. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

7.   Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Allowance for depreciation and amortization is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

Whenever events indicate that the carrying values of Long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of June 30, 1999, the carrying values of such assets are appropriate.

8.   Reclassifications

Certain reclassifications have been made in prior years' financial statements and notes to conform with the 1999 presentation.

B.  Inventories

Inventories consist of:
                              					     June 30,

                                    1999           1998

Finished goods                   $   392,652     $   458,104

Work in progress                     146,075         159,757

Raw materials                        526,269         432,166

                                  $1,064,996      $1,050,027


C.  Costs and Estimated Earnings on Uncompleted Contracts

                              							     June 30,

                                     1999           1998

Costs incurred on contracts
in progress                        $47,961,443    $42,377,828

Estimated contract profit            7,686,643      5,908,842

                                    55,648,086     48,286,670

Less:  billings to date             54,530,686     47,794,758

                                    $1,117,400       $491,912


Included in the accompanying balance sheets under the following captions:

                              							     June 30,

                                      1999           1998

Contract costs and related
estimated profits in excess
of applicable billings             $1,819,008      $1,193,520

Billings in excess of
contract costs and related
estimated profits                    (701,608)       (701,608)

                                   $1,117,400        $491,912


D.  Stock Option Plan

The Company's stock option plan, which expired in June 1998, authorized the granting of options to various executives and key employees to purchase shares of common stock. Such options were granted at fair market value of the stock on the date of grant and were exercisable over a five-year period.

On December 2, 1998, the Employee Stock Option Committee adopted a new Stock Option Plan of 1998 subject to the approval of the Corporations stockholders at the meeting of stockholders in 1999. At that time, the Employee Stock Option Committee had granted incentive stock options to various executives and key employees to purchase shares of common stock. Such options were granted at fair market value of the stock on the date of grant and are exercisable over a ten year period beginning December 2, 1999 to December 1, 2009.

The changes in the number of shares under option are as follows:


                             Number            Exercise
                             of Shares         Price

Balance, June 30, 1997       15,000             $.9375
Expired                      15,000             $.9375
Balance at June 30, 1998          0
Granted during 1999          27,500             $.5781
Exercised                     --
Balance, June 30, 1999       27,500             $.5781

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost had been recognized for the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), it would not have any impact on the financial statements for 1999, 1998 and 1997, respectively.

E.  Long-Term Debt

Long-term debt at June 30, consists of:

                                   1999            1998

8.25% Mortgage Note payable
to Sovereign Bank due in
monthly installments of
approximately $20,000 with
a final maturity in year 2002.   $2,219,741     $2,269,534

  Less current portion:              54,056         49,788
                                 $2,165,685     $2,219,746

On September 18, 1997, the Company entered into an agreement with Sovereign Bank, under which Sovereign Bank loaned the Company $2,300,000 against delivery of a mortgage note payable at the rate of 8.25%. The proceeds of the loan were used to replace all outstanding indebtedness to Fleet Bank and the New Jersey Economic Development Authority and for working capital.

The Mortgage Note is secured by a first mortgage on all of the Company's land and its building. Borrowings under the line-of-credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property. This borrowing arrangement with the bank contains no financial ratio or other debt covenants.

Aggregate annual principal payments applicable to long-term debt for the years subsequent to June 30, 1999, based on the mortgage loan agreement in place at June 30, 1999 are:


2000          $54,056
2001           58,687
2002           63,716
2003        2,043,282

           $2,219,741

Management has evaluated its indebtedness and has determined based on interest rates and related terms that the fair value of such debt approximates it carrying value.

The Bank also agreed to provide a $500,000 line-of-credit facility to be evidenced by promissory notes bearing interest at a rate of .75% plus the prime rate. The prime rate at June 30, 1999 was 8.00%. The outstanding borrowings against the line-of-credit facility at June 30, 1999 was $200,000. Any outstanding borrowings under the line of credit will become due and payable on October 31 of each year. This line of credit may be renewed on an annual basis.


F.  Taxes on Income

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and b) operating loss and tax credit carryforwards.

Federal income tax net operating loss carryforwards mainly arise from temporary differences between financial and taxable income. The Company's net operating loss ("NOL") carryforwards for tax purposes were $1,010,000 at June 30, 1999 and are scheduled to expire in the year 2008.

The Company believes that it is more likely than not that the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the expectation that the Company will remain profitable. In addition, the Company's real property, or a portion thereof, will generate income prior to the expiration of the loss carryforwards in an amount at least sufficient to realize the deferred tax benefit.

The provision for income taxes is summarized as follows:

                         				     Years Ended June 30,

                               1999         1998         1997

Deferred

Federal                    $ 285,416     $ (230,171)  $  3,723
State                         88,584        (70,857)     1,146

                           $ 374,000     $ (301,028)  $  4,869


The provision (benefit) for income taxes allocated between continuing operations and extraordinary items as summarized below:

                  					            Years Ended June 30,

                              1999           1998        1997

Continuing operations     $  374,000    $  (301,028)  $  (62,281)

Extraordinary items            --             --          67,150

Total                     $  374,000    $  (301,028)  $    4,869


Deferred tax assets and liabilities as of June 30, 1999 and June 30, 1998 consisted of the following:


Deferred tax assets:             1999             1998

Net operating loss
Carryforward                    $ 462,967       $ 855,522

Vacation accrual                   28,890          26,802

                                $ 491,857       $ 882,324

Deferred tax liabilities:

Depreciation                    $ 114,659       $ 133,214

Deferred contract income           67,860          67,860

                                $ 182,519       $ 201,074


G.  Pension Plan

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

Net pension expense consists of the following:

                      				        Years ended June 30,

                               1999          1998          1997

Service cost                 $  15,268    $  19,281    $  24,089
Interest cost on
projected benefit
obligations                     46,630      46,438        48,588

Actual return on assets        (23,775)    (22,722)      (28,783)

Net amortization and deferrals  16,898      17,366        17,676

Net pension expense          $  55,021   $  60,363     $  61,570



In both 1999 and 1998, the Company recorded its minimum pension liability as an other long term liability and a corresponding intangible asset included in other non-current assets. The funded status of the plan and the amount recognized on the balance sheet are as follows:

                                     							    June 30,
                                            1999         1998

Actuarial present value of
benefit obligations:

Accumulated benefit obligation           $  599,343     $  625,731


Projected benefit obligation             $  650,630     $  681,502

Plan assets at fair value,
consisting of investments held
in a fixed income investment
account                                  $  384,808     $  408,893

Projected benefit obligation
in excess of plan assets                    265,822        272,609

  Unrecognized net gain/(loss)              (28,834)       (18,937)
  Unrecognized net obligation               (43,379)       (57,839)
Prior service cost not yet
recognized in net periodic pension cost     (29,309)       (36,637)
Adjustment required to
recognize minimum liability                  50,235         57,642

Accrued pension cost                     $  214,535      $ 216,838

Weighted average assumptions as
of December 31:

Expected long-term rate of
return on plan assets:                      7.5%           8.0%
Discount rate:                              7.5%           7.5%
Salary increase:                            2.5%           2.5%


H.  Earnings (Loss) Per Share

The number of shares used in the computation of earnings per share was 1,339,531 in each of the years ended June 30, 1999, 1998 and 1997. Since the computation of diluted earnings (loss) per share is not materially dilutive or anti-dilutive, the amounts reported for basic and diluted earnings (loss) per share are the same.


I.  Related Party Transaction

Due to Related Party represents notes payable to an officer (stockholder) of the Company. The notes are due upon demand and are subordinate to the mortgage note held by Sovereign Bank. The officer (stockholder) has agreed not to seek repayment of the notes until the mortgage loan has been repaid. Accordingly, the notes have been classified as long-term obligations.


J.  Other Income

Other income/(expense) consists of the following for the year ended June 30:



                          1999          1998          1997

Sales of Scrap
and miscellaneous (net)   $ 4,615     $ 14,045     $  (3,414)
Interest                      870        6,827        11,159
                          $ 5,485     $ 20,872     $   7,745



K.  Operating Segments

The Company operates in two industries: electronics; and leisure and recreation. Operations in the electronics industry is primarily related to supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the leisure and recreation industry involve the production and sale of snowmaking machinery and servicing of such machinery at the purchaser's expense beyond the warranty period. Total revenue by industry represents sales to unaffiliated customers, as reported in the Company's Statement of Income(Loss). There are no inter-segment sales.

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. Depreciation and amortization for the electronics industry and the leisure and recreation industry, respectively, was approximately $128,000 and $18,000 in 1999, $126,000 and $20,000 in 1998,
$106,000 and $29,000 in 1997. Capital expenditures for the electronics industry were approximately $58,000 in 1999, $17,000 in 1998, $16,000 in 1997. There were no capital expenditures for the leisure and recreation industry.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.

The following tables present information about reported segment revenues, operating profit or loss, and assets, and reconcile such segment information to the Company's consolidated totals:

                 					          Year ended June 30, 1999


                      Electronics      Leisure and     Total
                                       Recreation      Company


Total revenue           $8,355           $  277         $8,632

Operating
profit/(loss)           $1,227           $  (81)        $1,146

Interest expense
and other income -
net                                                       (211)

Earnings before
income taxes                                               935

Identifiable assets
at June 30, 1999       $3,955           $1,155          $5,110

Corporate assets                                           666

Total assets at
June 30, 1999                                           $5,776



                  				          Year ended June 30, 1998

                      Electronics      Leisure and       Total
                                       Recreation        Company


Total revenue           $1,996           $329           $2,325

Operating
profit/(loss)           $ (501)          $ (55)            (556)

Interest expense
and other income -
net                                                        (192)

Earnings before
income taxes                                            $  (748)

Identifiable assets
at June 30, 1998       $2,520           $1,286          $3,806

Corporate assets                                           907

Total assets at
June 30, 1998                                           $4,713


              					           Year ended June 30, 1997

                       Electronics     Leisure And    Total
                                       Recreation     Company

Total revenue             $2,841         $   987       $3,828

Operating profit(loss)        58              (2)          56

Interest expense and
other income - net                                       (211)

Loss before income
taxes and
extraordinary gain                                       (155)

Identifiable assets at
June 30, 1997          $2,375           $1,487         $3,862

Corporate assets                                          783

Total assets at June
30, 1997                                               $4,645


L.  Unaudited Quarterly Financial Data


1999           Revenue     Gross     Net Income      Earnings
                           Profit                    per share
                                                     basic and
                                                     diluted

Sept. 30      $1,740,718  $301,346   $42,748         $.03
Dec. 31        2,083,905   427,757    88,436         $.07
Mar. 31        2,026,158   609,759   215,515         $.16
Jun. 30        2,782,480   647,800   214,324         $.16

Year          $8,632,261 $1,986,662 $561,023         $.42


1998          Revenue     Gross       Net Income     Earnings
                          Profit                     per share
                                                     basic and
                                                     diluted

Sept. 30     $702,453    $230,559    $(7,202)       $(.01)
Dec. 31       627,963     105,653    (91,041)       $(.07)
Mar. 31       407,039      37,199   (139,935)       $(.10)
Jun. 30       587,142    (101,601)  (208,626)       $(.15)

Year         $2,324,597  $271,810   $(446,804)      $(.33)






Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
		ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.



PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.


Item 11.	EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.


Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.





PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		ON FORM 8-K

(a)  (1)	The following financial statements are included in Part II
            Item 8:
                                                								Page

		Independent Auditors' Report				                      16

		Balance Sheets, June 30, 1999 and 1998		              17

		Statements of Income (Loss), Years Ended June 30,
		1999, 1998 and 1997					                              18

		Statements of Stockholders' Equity, Years Ended
		June 30, 1999, 1998 and 1997				                      18

		Statements of Cash Flows, Years Ended June 30,
		1999, 1998 and 1997					                              19

		Notes to Financial Statements				                     20


       (2)	Exhibits							                              33

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







SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION


_________/s/___________________	____________/s/______________________
BY: Gordon C. Dewey	         			BY:  Thom A. Velto, Treasurer
   President, Chief Executive
   Officer and Chief Financial
   Officer

DATE:	  September 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


___________/s/________________________		Date:  September 24, 1999
Alexander A. Cameron,		Director


___________/s/________________________		Date:  September 24, 1999
Frances D. Dewey,		Director


___________/s/________________________		Date:  September 24, 1999
Gordon C. Dewey,		Director


__________/s/________________________			Date:  September 24, 1999
John H.D. Dewey			Director


__________/s/_______________________				Date:  September 24, 1999
Peter Eustis,			Director


__________/s/_________________________		Date:  September 24, 1999
John G. McQuaid,		Director


_________/s/__________________________		Date:  September 24, 1999
Pat Nolletti			Director





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