Form 10-Q
period 1999-09-30
DEWEY ELECTRONICS CORP
filed 1999-11-12
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 1999
Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at September 30, 1999.



THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I	Financial Information					Page No.

Item 1	Financial Statements					 1

		Condensed balance sheets -
			September 30, 1999 and June 30, 1999	 2

		Condensed statements of income -
			Three months ended September 30, 1999
			and September 30, 1998			 3

		Condensed Statements of cash flows for the
			three months
			ended September 30, 1999 and 1998	 4

		Notes to condensed financial statements		 5

		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations				 7


Part II		Other Information


Item 6.	Exhibits and Reports on Form 8-K				10




PART I:  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


The following unaudited Condensed Statements of Operations, Consolidated Balance Sheets and Statements of Cash Flows are of The Dewey Electronics Corporation. These reports reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Operations for the periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Condensed Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 1999.




THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEET
                         						SEPTEMBER 30,         	JUNE 30
						                             1999             			1999
                         						(UNAUDITED)         		(AUDITED)*

ASSETS:
CURRENT ASSETS:
  CASH		                    				$    369,370	       	$  288,859
  ACCOUNTS RECEIVABLE		        	   1,022,416       		 1,211,841
  INVENTORIES					                 1,105,162	       	 1,064,996
  CONTRACT COSTS & RELATED
    ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS	   		   1,671,246	       	 1,819,008
PREPAID EXPENSES & OTHER CURRENT
    ASSETS					                       45,809		           28,375
  TOTAL CURRENT ASSETS	        		$ 4,214,003       		$4,413,079

PLANT PROPERTY & EQUIPMENT - (NET)	  866,551	      	    880,045

OTHER ASSETS:
  DEFERRED TAX ASSETS			             215,363	       	   348,308
  OTHER NON CURRENT ASSETS		         132,837       		   134,694
  TOTAL OTHER ASSETS			              348,200	       	   483,002

TOTAL ASSETS	                  			$5,428,754       		$5,776,126

LIABILITIES & STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE	      		$   314,485       		$  607,591
  ACCRUED LIABILITIES			             252,948		          284,533
  ACCRUED PENSION COSTS			           143,722		          152,722
  BILLINGS IN EXCESS OF CONTRACT
    COSTS & RELATED ESTIMATED
    PROFITS					                     701,608	      	    701,608
  CURRENT PORTION OF LONG TERM DEBT	  55,177		          254,056
    TOTAL CURRENT LIABILITIES   		$1,467,940	       	$2,000,510

LONG TERM DEBT		               		  2,151,463	      	  2,165,685

OTHER LONG TERM LIABILITY		           61,172		           61,172
DUE TO RELATED PARTY	          		$   200,000      		$   200,000

STOCKHOLDERS' EQUITY:
  COMMON STOCK, par value $.01;
    authorized 3,000,000 shares;
    issued and outstanding
    1,693,397 in 1999 and 1998			     16,934		           16,934
  PAID IN CAPITAL		             		 2,835,307        		2,835,307
  ACCUMULATED DEFICIT			            (783,965)      		  (983,385)
                            						 2,068,276        		1,868,856

LESS TREASURY STOCK 353,866 SHARES
   AT COST		                  			  ( 520,097)     		   (520,097)
  TOTAL STOCKHOLDERS' EQUITY    		$1,548,179       		$1,348,759

TOTAL LIABILITIES & STOCKHOLDERS'
   EQUITY		                    			$5,428,754       		$5,776,126

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
2

THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                           						THREE MONTHS ENDED SEPTEMBER 30,
                               							1999        		1998

REVENUES	                     					$2,661,493    	$1,740,718

   COST OF REVENUES		          			  2,071,807   	  1,439,372

GROSS PROFIT					                	    589,686	       301,346

   SELLING & ADMIN EXPENSES		    	    200,784	       181,008

OPERATING PROFIT			             		    388,902	       120,338

   INTEREST (EXPENSE)		         		    (56,504)	      (54,340)

   OTHER (EXPENSE)/INCOME				             (33)	        5,250

INCOME BEFORE INCOME TAXES		     	    332,365	        71,248

INCOME TAX (EXPENSE)		          		   (132,945)	      (28,500)

NET INCOME		                  				$   199,420	       $42,748



INCOME PER SHARE BEFORE TAXES:
   BASIC	                        					$0.25         		$0.05
   DILUTED			                      			$0.25         		$0.05


NET INCOME PER SHARE
  BASIC		                        					$0.15         		$0.03
  DILUTED				                       		$0.15         		$0.03


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
   BASIC	                     					1,339,531       	1,339,531
   DILUTED				                   		1,339,531       	1,339,531

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                         						THREE MONTHS ENDED SEPTEMBER 30,
				                             			1999         		1998
CASH FLOWS FROM OPERATIONS:
  NET INCOME				                		$199,420      	$42,748

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION	             				   34,706     	  36,564
   AMORTIZATION					                 1,857	        1,857
   DEFERRED TAXES				            	 132,945	    	  28,500
   DECREASE/(INCREASE) IN ACCOUNTS
     RECEIVABLE				              	 189,425	    	(372,581)
   (INCREASE)/DECREASE IN
     INVENTORIES	                	 (40,166)    	 (49,753)
   DECREASE IN CONTRACT COSTS AND
    RELATED ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS				     147,762	    	 130,228
    (INCREASE) IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS			    (17,434)	     (10,982)
   (DECREASE)/INCREASE IN ACCOUNTS
    PAYABLE                      	(293,105)    	 166,986
   (DECREASE)/INCREASE IN ACCRUED
    EXPENSES	                      (40,586)	      45,323

   TOTAL ADJUSTMENTS	          			$115,404     	$(23,858)

NET CASH PROVIDED BY OPERATIONS 		$314,824     	$ 18,890

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   EXPENDITURES FOR PLANT,
    PROPERTY AND EQUIPMENT				   	 (21,212)	      (6,678)

NET CASH USED IN INVESTING	     		$(21,212)    	$ (6,678)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG
    TERM DEBT	                     (13,101)    	 (62,067)
  PRINCIPAL PAYMENT OF LINE OF
    CREDIT	                      	(200,000)	           0

NET CASH USED IN FINANCING	    		$(213,101)    	$(62,067)

NET INCREASE/(DECREASE) IN CASH	    80,511	      (49,855)

CASH AT BEGINNING OF PERIOD		  	   288,859     	 134,449

CASH AT END OF PERIOD	        			$ 369,370     	$ 84,594


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

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

             					September 30, 1999	   June 30, 1999
				                 	(UNAUDITED)		       (AUDITED)

		Finished Goods    		$416,968          		$392,652
		Work In Process	   	$162,286	          	$146,075
		Raw Materials	     	$525,908          		$526,269
				                 	________          		________
				Total          	$1,105,162        		$1,064,996
			                 		=======	           	=======

NOTE 4:	USE OF ESTIMATES

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

Plant, property and equipment are stated at cost. Allowance for depreciation and amortization is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

Whenever events indicate that the carrying values of Long-Lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of September 30, 1999, the carrying values of such assets are recoverable.

NOTE 6:	EARNINGS PER SHARE

The number of shares used in the computation of earnings per share was 1,339,531 in each of the three months ended September 30, 1999 and 1998. Since the computation of diluted earnings per share is not materially dilutive or anti-dilutive, the amounts reported for basic and diluted earnings per share are the same.



THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements that should be read in conjunction with the Company's report on Form 10-K for the fiscal year ended June 30, 1999 (including the section captioned "Current Business Environment"). Reference is made generally to the information contained in the Form 10-K.

Three months ended September 30, 1999 vs. 1998

Revenues for the first quarter this year were $2,661,493 which is an increase of $920,775 compared to last year's revenues of $1,740,718. This increase is the result of increased electronic product revenues.

Electronic product revenues increased by $944,760 (from $1,704,158 last year to $2,648,918 this year) as a result of continued production under the Company's contract with the U.S. Army for diesel operated tactical generator sets. This contract accounted for 93% of the electronic segment revenues.

Last year, because of engineering changes initiated by the Company and approved by the U.S. Army, deliveries were rescheduled to begin in November 1998 instead of March 1998. As a result, production efforts were also delayed causing lower revenue recognition. Production efforts have continued since that time.

The remaining 7% of electronic product revenues resulted from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continue to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

Last year, the tactical generator set project accounted for 89% of electronic segment revenues and the remaining 11% were derived from short term projects.

As of September 30, 1999, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $2.5 million. It is estimated that all of this backlog will be recognized as revenues during the June 30, 2000 fiscal year.

As of September 30, 1998, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $5 million.



In the leisure and recreation segment, revenues decreased by $23,985 compared to last year's revenues (from $36,560 to $12,575). All of the revenues in both first quarters were the result of the sales of replacement parts. Traditionally, the major portion of revenues in this segment are recorded during the second quarter when snowmaking machine sales are recorded. The Company anticipates an improvement in machine sales compared to last year. The Company has not received any orders for snowmaking machines for export this year and none last year.

Operations resulted in an operating profit of $.29 per share compared to a profit of $.09 per share last year. Net earnings were $.15 per share compared to earnings of $.03 per share during the same period last year.

Liquidity and Capital Resources at September 30, 1999

The Company's working capital at September 30, 1999 was $2,746,062 compared to $2,412,568 at June 30, 1999.

The ratio of current assets to current liabilities was 2.87 to 1 at September 30, 1999 and 2.21 to 1 at June 30, 1999.

For the three month period ended September 30, 1999, $314,824 was provided by operating activities. During the same period last year, operating activities provided $18,890.

A decrease in 'accounts receivable' of $189,425 (due to collections) and a decrease in 'contract costs and related estimated profits in excess of applicable billings' of $147,762 (due to increased billings) provided funds to reduce accounts payable by $293,105 and accrued expenses by $40,586.

Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels. Capital expenditures in the three month period were $21,212 as compared with $6,678 in the comparable period last year. The Company does not anticipate any significant capital expenditures for the remainder of this fiscal year.

Year 2000 Issue

The Year 2000 issue (the "Y2K") is the result of certain computerized systems use of a two rather than four digit year (e.g., 95 vs, 1995). As a result of the ambiguous century in such systems, the introduction of twenty-first century dates (i.e., January 1, 2000) may cause systems to function abnormally or not at all. The Company has been preparing for the impact of the Y2K problem on its business by testing its own computer systems and by analyzing the possible impact of computer system failures of its significant vendors.


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


No reports on Form 8-K have been filed during the quarter ended
September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				THE DEWEY ELECTRONICS CORPORATION


NOVEMBER 11, 1999		__________/s/__________________
Date		           		Thom A. Velto, Treasurer
				               Principal Accounting Officer


NOVEMBER 11, 1999		__________/s/__________________
Date	           			Edward L. Proskey
				               Vice President, Operations


