Form 10-Q
period 1999-12-31
DEWEY ELECTRONICS CORP
filed 2000-02-11
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 1999
Commission File No 0-2892


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


The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at December 31, 1999.



THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I		Financial Information			                Page No.

Item 1		Financial Statements				                   1

		Condensed consolidated balance sheets -
		December 31, 1999 and June 30, 1999		            2

		Condensed consolidated statements of earnings -
		three and six months ended December 31, 1999
		and December 31, 1998				                        3

		Condensed consolidated statements of cash flows for
		the six months ended December 31, 1999 and 1998	 4

		Notes to condensed consolidated financial
		statements					                                  5

Item 2		Management's Discussion and Analysis of
		Financial Condition and Results of
		Operations					                                  7


Part II		Other Information

Item 4.	Submission of Matters to a Vote of Security
			Holders					                                   10

Item 6.	Exhibits and Reports on Form 8-K				      10

PART I:  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


The following unaudited condensed, consolidated statements of earnings, balance sheets and statements of cash flows are of The Dewey Electronics Corporation. These condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of earnings for the period ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year. The following unaudited condensed consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 1999.


THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                      DECEMBER 31, 1999    JUNE 30, 1999
                                       (UNAUDITED)          (AUDITED)*

ASSETS:
CURRENT ASSETS:
  CASH                                   $    735,719    $    288,859
  ACCOUNTS RECEIVABLE                         849,256       1,211,841
  INVENTORIES                                 959,788       1,064,996
  CONTRACT COSTS & RELATED
   EST PROFITS IN EXCESS OF
   APPLICABLE BILLINGS                      1,570,984       1,819,008
PREPAID EXPENSES & OTHER
   CURRENT ASSETS                              48,769          28,375
  TOTAL CURRENT ASSETS                      4,164,516       4,413,079

PLANT PROPERTY & EQUIPMENT-(NET)              854,503         880,045

OTHER ASSETS:
  DEFERRED TAX ASSETS                         163,008         348,308
  OTHER NON CURRENT ASSETS                    131,790         134,694
  TOTAL OTHER ASSETS                          294,798         483,002

TOTAL ASSETS                               $5,313,817      $5,776,126

LIABILITIES & STOCKHOLDER'S EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                  $   212,210     $   607,591
  ACCRUED LIABILITIES                         174,130         284,533
  ACCRUED PENSION COSTS                       144,722         152,722
  BILLINGS IN EXCESS OF CONTRACT
   COSTS & RELATED ESTIMATED
    PROFITS                                   701,608         701,608
  CURRENT PORTION OF LONG-TERM
    DEBT                                       56,323         254,056
    TOTAL CURRENT LIABILITIES               1,288,993       2,000,510

LONG-TERM DEBT                              2,136,945       2,165,685

OTHER LONG-TERM LIABILITY                      61,172          61,172
DUE TO RELATED PARTY                          200,000         200,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
  authorized 250,000 shares, issued and
  outstanding, none
  COMMON STOCK, par value $.01;
   authorized 3,000,000 shares; issued
   and outstanding 1,693,397 in 1999 and
  1998                                         16,934          16,934
  PAID IN CAPITAL                           2,835,307       2,835,307
  ACCUMMULATED DEFICIT                       (705,437)       (983,385)
                                            2,146,804       1,868,856
LESS TREASURY STOCK 353,866
  SHARES AT COST                             (520,097)       (520,097)

  TOTAL STOCKHOLDERS' EQUITY                1,626,707       1,348,759
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                     $5,313,817      $5,776,126

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                			            THREE MONTHS ENDED      SIX MONTHS ENDED
                                 DECEMBER 31,             DECEMBER 31,

                              1999          1998       1999        1998

REVENUES                   $2,091,283    $2,083,905   $4,752,776  $3,824,623

   COST OF REVENUES         1,642,601     1,656,148    3,714,408   3,095,520

GROSS PROFIT                  448,682       427,757    1,038,368     729,103

SELLING & ADMIN EXPENSES      268,870       229,312      469,654     410,320

OPERATING PROFIT              179,812       198,445      568,714     318,783

   INTEREST EXPENSE            48,259        51,097      104,763     105,438

   OTHER (INCOME)/EXPENSE         670           (43)         703      (5,293)

INCOME BEFORE INCOME
  TAXES                       130,883       147,391      463,248     218,638

INCOME TAXES                  (52,355)      (58,955)    (185,300)    (87,455)

NET INCOME                    $78,528       $88,436     $277,948    $131,183


INCOME PER SHARE BEFORE
 TAXES
   BASIC                      $0.10         $0.11        $0.35       $0.16
   DILUTED                    $0.10         $0.11        $0.35       $0.16

NET INCOME PER SHARE:
   BASIC                      $0.06         $0.07        $0.21       $0.10
   DILUTED                    $0.06         $0.07        $0.21       $0.10

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
   BASIC                      1,339,531  1,339,531     1,339,531   1,339,531
   DILUTED                    1,339,531  1,339,531     1,339,531   1,339,531

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   					SIX MONTHS ENDED DECEMBER 31,
                                        1999            1998
CASH FLOWS FROM OPERATIONS:
  NET INCOME                            $277,948        $131,183

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED
  BY/(USED IN) OPERATING ACTIVITIES:
   DEPRECIATION                           70,263          69,414
   AMORTIZATION                            2,904           3,714
   DEFERRED TAXES                        185,300          87,455
   DECREASE/(INCREASE) IN ACCOUNTS
     RECEIVABLE                          362,585        (249,346)
   DECREASE/(INCREASE) IN
    INVENTORIES                          105,208         (99,918)
   DECREASE/(INCREASE) IN CONTRACT
     COSTS AND RELATED ESTIMATED
     PROFITS IN EXCESS OF APPLICABLE
     BILLINGS                            248,024         120,329
   (INCREASE) IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS             (20,394)        (14,657)
   (DECREASE) IN ACCOUNTS PAYABLE       (395,381)        100,605
   (DECREASE) IN ACCRUED EXPENSES       (118,403)        (81,970)

   TOTAL ADJUSTMENTS                     440,106         (64,374)

NET CASH PROVIDED BY OPERATIONS          718,054          66,809

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT,
   PROPERTY AND EQUIPMENT                (44,721)        (17,457)

NET CASH USED IN INVESTING
  ACTIVITIES                             (44,721)        (17,457)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   PRINCIPAL PAYMENTS OF
     LONG-TERM DEBT                      (26,473)        (24,463)
   REPAYMENT OF SHORT-TERM
    BORROWINGS                          (200,000)       (100,000)
   SHORT-TERM BORROWINGS                       -         120,000

NET CASH USED IN FINANCING
   ACTIVITIES                           (226,473)         (4,463)

NET INCREASE IN CASH                     446,860          44,889

CASH AT BEGINNING OF PERIOD              288,859         134,449

CASH AT END OF PERIOD                   $735,719     $   179,338


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

NOTE 1:	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit in banks. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of such investments.

NOTE 2:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to short-term nature of accounts receivable and accounts payable, their carrying value is a reasonable estimate of fair value.

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

              			December 31, 1999		June 30, 1999

Finished Goods		 $231,432			        $392,652
Work In Process	  315,157			         146,075
Raw Materials		   413,199	       		  526,269
	              		________	        		________
	Total	         	$959,788		       $1,064,996
               			=======	        		=======

NOTE 4:	USE OF ESTIMATES

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

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of December 31, 1999, the carrying values of such assets are recoverable.

NOTE 6:	EARNINGS PER SHARE

The weighted average number of shares outstanding used in the computation of earnings per share was 1,339,531 in each of the three-month periods ended December 31, 1999 and 1998. Since the computation of diluted earnings per share is not materially dilutive or anti-dilutive, the amounts reported for basic and diluted earnings per share are the same.

THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that risks and uncertainties are inherent to forward-looking statements. Accordingly, the Company's actual results could differ materially from those suggested by such forward-looking statements.

Results of Operations

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Consolidated revenues for the three and six-month periods ended December 31, 1999 increased by $7,378 and $929,153, respectively, as compared with the three and six month periods ended December 31, 1998.

Consolidated operating income for the three-month period ended December 31, 1999 was $18,633 lower than the same three-month period last year and $249,931 higher for the six-month period as compared to the six-month period last year.

On December 20, 1999, the Company received another production order for its diesel operated tactical generator sets for the United States Army in the amount of approximately $6.3 million.

Operating Segments

The Dewey Electronics Corporation is organized into operating segments on the basis of the type of products offered.

In the electronics segment, the Company produces sophisticated electronics and electromechanical systems for the Department of Defense and other projects performed as a subcontractor.

In the leisure and recreation segment, the Company, through its HEDCO Division, designs, manufactures and markets advanced, sophisticated snowmaking equipment. There are no intersegment sales.


Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income and expenses.

Interest and other income and expenses were $48,929 and $51,054 for the three-month period ended December 31, 1999 and 1998, respectively, and $105,466 and $100,145 for the six-month periods then ended.

Income tax expense represents an effective tax rate of 40% for both three and six-month periods of 1999 and 1998.

Information about the Company's operations in these segments for the fiscal periods ended December 31, 1999 and 1998 is as follows:

                       			Three months ended	    Six months ended
			                           December 31,		       December 31,

                          1999         1998       1999          1998
Electronic Segment
 Revenues               $1,806,678  $1,895,108   $4,455,596   $3,599,266
 Operating Income          138,773     196,533      563,427      331,305

HEDCO
 Revenues                  284,605     179,797      297,180      216,357
 Operating Income/Loss)     41,039       1,912        5,287      (12,522)

In the Electronic segment revenues were $88,430 lower during the three-month period ended December 31, 1999 than the same three-month period last year and $856,330 higher during the six month period ended December 31, 1999 compared to the same six-month period of last year.

In 1998, because of engineering changes initiated by the Company and approved by the U.S. Army, deliveries of tactical generator sets were rescheduled to begin in November 1998 instead of March 1998. As a result, production efforts were also delayed causing lower revenue recognition during the six-month period ended December 31, 1998. Production efforts have continued since that time and deliveries of those tactical generator sets are being completed. Production stages of the recent order for diesel operated tactical generator sets (received December 20, 1999) are expected to begin promptly. The generator contract accounted for 85% of the electronic segment revenues during the six-month period this year and 95% of the electronic segment revenues last year for the same six-month period.

The remaining 15% and 5% of electronics segment revenues for the six-month periods ended December 31, 1999 and 1998, respectively, was derived from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

8
As of December 31, 1999, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $7 million. It is estimated that approximately $3.5 million of this backlog will be recognized as revenues during the fiscal year ending June 30, 2000.

As of December 31, 1998, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $8 million.

HEDCO Division

In the leisure and recreation segment, revenues increased by $104,808 and $80,823 during the three and six month period ended December 31, 1999, respectively, when compared to the same periods last year.

This increase in revenues is attributed to more snowmaking machine sales than last year. Traditionally, the major portion of revenues in this segment are recorded during the second quarter when snowmaking machines are normally delivered. The Company had anticipated this stronger market as a result of its marketing efforts and by providing its years of snowmaking expertise to ski areas. The Company has not received any orders for snowmaking machines for export this year or last year.

Liquidity and Capital Resources

The Company's working capital at December 31, 1999 was
$2,875,523 compared to $2,412,569 at June 30, 1999.

The ratio of current assets to current liabilities was 3.23 to 1 at December 31, 1999 and 2.21 to 1 at June 30, 1999.

For the six-month period ended December 31, 1999 $718,054 was provided by operating activities. During the same period last year, operating activities provided $66,809.

A decrease in "accounts receivable" of $362,585 (due to collections), a decrease in "inventories" of $105,208 (due to usage) and a decrease in 'contract costs and related estimated profits in excess of applicable billings' of $248,024 (due to increased billings) provided funds to reduce
'accounts payable' by $395,381 and accrued expenses by $118,403.

Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels. Capital expenditures in the six month period were $44,721 as compared with $17,457 in the comparable period last year. The Company does not anticipate any significant capital expenditures for the remainder of this fiscal year.





PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders
-------------------------------------------------------------


On December 1, 1999, at the Company's annual meeting of shareholders, the following seven directors were elected to serve for the ensuing year. Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the only nominees for directors):

Name	                 		For        		Withheld

Alexander A. Cameron   	1,045,806	   8,833
Frances D. Dewey       	1,044,830   	9,809
Gordon C. Dewey        	1,045,514   	9,125
John H.D. Dewey       		1,045,689   	8,950
John G. McQuaid        	1,045,122   	9,517
Pasquale A. Nolletti   	1,045,806   	8,833
Nathaniel Roberts      	1,045,122   	9,517

Also at that meeting the shareholders approved the Company's adoption of its 1998 Stock Option Plan. Set forth below are the number of votes cast for, against or withheld with respect to such plan.

	For        		Against    			Withheld
	1,012,779	   27,302	     		14,558

Item 6.	Exhibits and Reports on Form 8-K
-------------------------------------------------------------


No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			THE DEWEY ELECTRONICS CORPORATION


2/11/00			/s/  Thom A. Velto
Date	   		Thom A. Velto, Treasurer
			       Principal Accounting Officer


2/11/00			/s/  Edward L. Proskey
Date   			Edward L. Proskey
			       Vice President, Operations

