Form 10-Q
period 2000-03-31
DEWEY ELECTRONICS CORP
filed 2000-05-12
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 2000      Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at March 31, 2000.








THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I		Financial Information	                	  		Page No.

Item 1		Financial Statements			                        	1

		Condensed consolidated balance sheets -
			March 31, 2000 and June 30, 1999		                   2

		Condensed consolidated statements of earnings -
			three and nine months ended March 31, 2000
			and March 31, 1999			                                 3

		Condensed consolidated statements of cash flows for the
			nine months ended March 31, 2000 and 1999       	     4

		Notes to condensed consolidated financial statements	  5

Item 2		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations					                                       7


Part II		Other Information

Item 4.	Submission of Matters to a Vote of Security
			Holders				                                        		11

Item 6.	Exhibits and Reports on Form 8-K		            		11





PART I:  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


The following unaudited condensed, consolidated balance sheets, statements of earnings, and statements of cash flows are of The Dewey Electronics Corporation. These condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of earnings for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. The following unaudited condensed consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 1999.

THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                          MARCH 31, 2000     JUNE 30, 1999
                                          (UNAUDITED)         (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH                                        $  594,225      $      288,859
  ACCOUNTS RECEIVABLE                          2,292,267           1,211,841
  INVENTORIES                                    940,035           1,064,996
  CONTRACT COSTS & RELATED
     EST PROFITS IN EXCESS OF
     APPLICABLE BILLINGS                         735,251           1,819,008
PREPAID EXPENSES & OTHER
     CURRENT ASSETS                               63,857              28,375
  TOTAL CURRENT ASSETS                         4,625,635           4,413,079

PLANT PROPERTY & EQUIPMENT - (NET)               837,803             880,045

OTHER ASSETS:
  DEFERRED TAX ASSETS                             89,030             348,308
  OTHER NON CURRENT ASSETS                       130,743             134,694
  TOTAL OTHER ASSETS                             219,773             483,002

TOTAL ASSETS                                  $5,683,211          $5,776,126

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                        $453,572         $   607,591
  ACCRUED LIABILITIES                            203,843             284,533
  ACCRUED PENSION COSTS                          145,722             152,722
  BILLINGS IN EXCESS OF CONTRACT
    COSTS & RELATED ESTIMATED
     PROFITS                                     701,608             701,608
  CURRENT PORTION OF LONG-TERM
    DEBT                                          57,493             254,056
    TOTAL CURRENT LIABILITIES                  1,562,238           2,000,510

LONG-TERM PORTION OF LONG-TERM
    DEBT                                       2,122,125           2,165,685

OTHER LONG-TERM LIABILITY                         61,172              61,172
DUE TO RELATED PARTY                             200,000             200,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
  authorized 250,000 shares, issued and
  outstanding, none COMMON STOCK,
  par value $.01; authorized 3,000,000
  shares; issued and outstanding 1,693,397
  in 2000 and 1999                                16,934              16,934
  PAID IN CAPITAL                              2,835,307           2,835,307
  ACCUMMULATED DEFICIT                          (594,468)           (983,385)
                                               2,257,773           1,868,856
LESS TREASURY STOCK 353,866
  SHARES AT COST                                (520,097)           (520,097)

  TOTAL STOCKHOLDERS' EQUITY                   1,737,676           1,348,759
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                        $5,683,211          $5,776,126

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                      MARCH 31,            MARCH 31,

                                  2000       1999       2000        1999

REVENUES                       $1,842,929  $2,025,158  $6,595,705  $5,849,781

   COST OF REVENUES             1,373,552   1,415,399   5,087,960   4,510,919

GROSS PROFIT                      469,377     609,759   1,507,745   1,338,862

   SELLING & ADMIN EXPENSES       236,121     196,519     705,775     606,839

OPERATING PROFIT                  233,256     413,240     801,970     732,023

   INTEREST EXPENSE                49,842      54,007     154,605     159,445

   OTHER (INCOME)/EXPENSE          (1,533)         39        (830)     (5,254)

INCOME BEFORE INCOME TAXES        184,947     359,194     648,195     577,832

INCOME TAXES                      (73,978)   (143,678)   (259,278)   (231,133)

NET INCOME                       $110,969    $215,516    $388,917    $346,699


INCOME PER SHARE BEFORE TAXES

   BASIC                          $0.14        $0.27       $0.48       $0.43
   DILUTED                        $0.14        $0.27       $0.48       $0.43

NET INCOME PER SHARE:
   BASIC                          $0.08        $0.16       $0.29       $0.26
   DILUTED                        $0.08        $0.16       $0.29       $0.26

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING

   BASIC                      1,339,531      1,339,531   1,339,531  1,339,531
   DILUTED                    1,339,531      1,339,531   1,339,531  1,339,531

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             NINE MONTHS ENDED MARCH 31,
                                               2000         1999
CASH FLOWS FROM OPERATIONS:
  NET INCOME                               $   388,917   $   346,699

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
   DEPRECIATION                                105,819       104,121
   AMORTIZATION                                  3,951         5,571
   DEFERRED TAXES                              259,278       231,133
   (INCREASE)/DECREASE IN ACCOUNTS
     RECEIVABLE                             (1,080,426)      106,098
   DECREASE/(INCREASE) IN INVENTORIES          124,961       (68,148)
   DECREASE/(INCREASE) IN CONTRACT
     COSTS AND RELATED ESTIMATED
     PROFITS IN EXCESS OF APPLICABLE
     BILLINGS                                1,083,757      (903,497)
   (INCREASE) IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS                   (35,482)       13,932
   (DECREASE)/INCREASE IN ACCOUNTS
      PAYABLE                                 (154,019)      317,817
   (DECREASE) IN ACCRUED EXPENSES              (87,690)      (18,885)

   TOTAL ADJUSTMENTS                         $ 220,149    $ (211,858)

NET CASH PROVIDED BY OPERATIONS               $609,066      $134,841

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY
   AND EQUIPMENT                               (63,577)      (45,878)

NET CASH USED IN INVESTING
  ACTIVITIES                                  $(63,577)     $(45,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG-TERM
      DEBT                                     (40,123)      (36,188)
   REPAYMENT OF SHORT-TERM
     BORROWINGS                               (200,000)     (100,000)
   SHORT-TERM BORROWINGS                            0        120,000

NET CASH (USED IN) FINANCING
ACTIVITIES                                   $(240,123)     $(16,188)

NET INCREASE IN CASH                          $305,366       $72,775

CASH AT BEGINNING OF PERIOD                    288,859       134,449

CASH AT END OF PERIOD                         $594,225    $  207,224


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2000

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

                  				March 31, 2000		June 30, 1999

	Finished Goods      		$228,432	     	$ 392,652
	Work In Process		      274,166		       146,075
	Raw Materials		        437,437		       526,269
                   				________     		_________
		Total	              	$940,035    		$1,064,996
                    				=======      		========

NOTE 4:	USE OF ESTIMATES

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

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of March 31, 2000, the carrying values of such assets are recoverable.

NOTE 6:	EARNINGS PER SHARE

The weighted average number of shares outstanding used in the computation of earnings per share was 1,339,531 in each of the three-month periods ended March 31, 2000 and 1999. Since the computation of diluted earnings per share is not materially dilutive or anti-dilutive, the amounts reported for basic and diluted earnings per share are the same.


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

Consolidated Results of Operations

Consolidated revenues for the nine-month period ended March 31, 2000 increased by $745,924 as compared with the same period last year.

Consolidated revenues for the three month period ended March 31, 2000 were lower by $182,229 than the revenues of the same period last year.

Operating income continues to be higher for the year, thus far, compared to last year. The nine-month period ended March 31, 2000 operating income was $69,947 higher than the same period last year.

7
For the three month period ended March 31, 2000, operating income was lower than last year by $179,984 reflecting overall lower revenues in the beginning of the third quarter.

Interest and other income and expenses were $153,775 and $154,191 for the nine-month period ended March 31, 2000 and 1999 respectively, and $48,309 and $54,046 for the three-month period then ended.

Information about the Company's operations in the two segments for the fiscal periods ended March 31, 2000 and 1999 is as follows:


                          Three months ended      Nine months ended
                               March 31,             March 31,

                           2000        1999        2000        1999
Electronic Segment
  Revenues                 $1,808,773  $1,986,212  $6,264,369  $5,585,478
  Operating Income            261,452     430,886     824,879     762,191

HEDCO
  Revenues                     34,156      38,946     331,336     264,303
  Operating (Loss)            (28,196)    (17,646)    (22,909)    (30,168)

Electronics Segment

In the electronics segment, revenues and operating income were lower during the three-month period ended March 31, 2000 than the same three-month period last year. This reflects the commencement of production in February 2000 under the diesel operated tactical generator set award of December 20, 1999.

Revenues for the nine months ended March 31, 2000 were $678,891 higher than the same nine-month period of last year. The tactical generator set project accounted for 84% of the electronic segment revenues during the nine-month period ended March 31, 2000 and 96% of the electronic segment revenues last year for the same nine-month period.

The remaining 16% and 4% of electronics segment revenues for the nine-month periods ended March 31, 2000 and 1999, respectively, was derived from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

The contract with the U.S. Army for diesel operated tactical generator sets allows for orders to be placed at any time through August 2001. Though it is not obligated to do so, the Army has placed an annual production order each year plus some additional orders. The amount of orders for this product has amounted to approximately $21 million since its initial award which funded $1 million in 1996.


The Company has been receiving smaller generator set orders throughout the contract period, in addition to annual production orders, for delivery to the Army, Navy, Air Force and the Marines.

The Department of Defense had issued a fuel policy requiring that all mobile electric power sets use diesel fuels only and that those using gasoline fuels be eliminated.

As of March 31, 2000, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $6 million. It is estimated that approximately $2.5 million of this backlog will be recognized as revenues during the fiscal year ending June 30, 2000.

As of March 31, 1999, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $7 million.

HEDCO Division

In the leisure and recreation segment, revenues were lower by $4,790 during the three-month period ended March 31, 2000 and $67,033 higher during the nine-month period ended March 31, 2000, when compared to the same periods last year.

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

Liquidity and Capital Resources

The Company's working capital at March 31, 2000 was $3,063,397 compared to $2,412,569 at June 30, 1999.

The ratio of current assets to current liabilities was 2.96 to 1 at March 31, 2000 and 2.21 to 1 at June 30, 1999.

For the nine-month period ended March 31, 2000, $609,066 was provided by operations. During the same period last year, operating activities provided $134,841.

"Accounts receivable" increased by $1,080,426 as a result of billings made for final deliveries of diesel operated tactical generator sets from the award dated January 6, 1999. These billings decreased "contract costs and related estimated profits in excess of applicable billings" by $1,083,757.



Deferred tax assets was reduced by $259,278 to record income tax expenses. This "other asset" is a result of prior years net operating losses. Its usage allowed for the cash provided to increase prepaid expenses by $35,482 and reduce accounts payable and accrued expenses by $154,019 and $87,690, respectively.

Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels. Capital expenditures in the nine-month period were $63,577 as compared with $45,878 in the comparable period last year. The Company does not anticipate any significant capital expenditures for the remainder of this fiscal year.



PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders
--------------------------------------------------------------


None


Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------------------

No reports on Form 8-K have been filed during the quarter ended March
31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION


May 12, 2000		/s/  Thom A. Velto
Date			       Thom A. Velto, Treasurer
			           Principal Accounting Officer


May 12, 2000		/s/  Edward L. Proskey
Date		       	Edward L. Proskey
			           Vice President, Operations

