Form 10-K
period 2000-06-30
DEWEY ELECTRONICS CORP
filed 2000-09-25
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on August 31, 2000: $1,473,189.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at August 31, 2000.

Page 1 of 32 Pages


THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS


Item	                                             								Page

PART I
 1.	Business								                                         3

 2.	Properties							                                        5

 3.	Legal Proceedings						                                  5

 4.	Submission of Matters to a Vote of Security Holders			   5

PART II

 5.	Market for Registrant's Common Equity and Related
	Stockholder Matters						                                   6

 6.	Selected Financial Data						                            7

 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				                     8

 8.	Financial Statements and Supplementary Data			          14

 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure				                    28

PART III

10.	Directors and Executive Officers of the Registrant			   29

11.	Executive Compensation						                            29

12.	Security Ownership of Certain Beneficial Owners and
	Management							                                          29

13.	Certain Relationships and Related Transactions			       29

PART IV

14.	Exhibits, Financial Statement Schedules and Reports
     on Form 8-K	                                           30

15.	Signatures							                                       31

PART I

Item 1.	BUSINESS

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955. It is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey. The Company has two industry segments:
electronics, and leisure and recreation.

In the electronics segment, the Company produces sophisticated electronics and electromechanical systems for the U.S. military as a prime contractor and subcontractor. Its electronics business includes spare and replacement parts.

In the leisure and recreation segment, the Company, through its HEDCO division, designs, manufactures and markets advanced, sophisticated snowmaking equipment.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2000 are set forth in Note K Operating Segments of the Notes to the Financial Statements.

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

As of August 31, 2000, the Company had a work force of 39 employees, of whom 9 were technical or professional personnel. Last year at the same date, the work force included 36 employees, of whom 10 were technical or professional personnel. The increase is the result of continued production efforts in the electronics segment of business.
Fluctuations in the work force may also result from the seasonal nature of the leisure and recreation segment of business.

ELECTRONICS SEGMENT

This segment of business accounted for 96% of total revenues in fiscal year 2000, 97% of total revenues in fiscal 1999 and 86% of total revenues in fiscal 1998.

Prior to fiscal year 1997, most of the Company's electronics segment revenues were derived from products manufactured, either as prime contractor or subcontractor, for the U.S. Navy. In August 1996, the Company was awarded a contract with the U.S. Army to provide diesel operated tactical generator sets with five annual purchasing periods including price escalations each year. With the completion of performance of the Company's contracts under the Navy's ADCAP torpedo program, most electronics segment revenues in recent years have arisen from performance of work for the U.S. Army under this contract.


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

LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 4% of the Company's revenues in fiscal year 2000, 3% of the Company's revenues in fiscal 1999 and 14% of the Company's revenues in fiscal 1998.

Snowmaking equipment is sold to ski areas as original equipment or as replacements for existing equipment. Most snowmaking equipment is paid for in full at delivery to the customer. In other cases, such equipment is sold under a sales contract that provides for a substantial down payment and retention of a security interest in the equipment until full payment is received. Typically, full payment is made within one year. The Company has not experienced any losses due to resale of the equipment following default by customers. The Company services the equipment at the purchaser's expense after a warranty period that expires at the end of the snowmaking season in which the sale occurs.

The Company has sold snowmaking equipment to over three hundred different locations in the United States and abroad. Marketing is performed by the Company's employees in the domestic market and by distributors and representatives in foreign markets. In fiscal 2000, all revenues were from domestic sales.

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

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this segment. As discussed in Item 7, in the fourth quarter of fiscal year 2000, the Company reduced the value of its inventory of snowmaking machines and parts in the amount of $353,092, resulting in a year 2000 charge to income.

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

Under the terms of a mortgage note to Sovereign Bank described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations both the land and building are subject to the lien of a mortgage securing indebtedness in the amount of $1,665,686. The Company also has a line of credit with the Bank, under which the Company may borrow up to an additional $500,000 that would be secured by a lien on substantially all of the Company's' machinery, equipment and other personal property.

Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.







PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      		STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol
"DEWY".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

                           Quarterly Common Stock Price Range

                        			Fiscal Year 2000			Fiscal Year 1999

	Quarter	               	    High	     Low		   High		    Low

	1st                     		$2.375    $1.1875	 $ 0.6563  	$ 0.4063
	2nd		                      2.625     2.375	    0.4063	    0.3125
	3rd	                    	  3.125     2.1875	   0.6250	    0.2813
	4th		                      2.625     1.3125	   2.0000	    0.6250

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during the fiscal years 2000 and 1999. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of August 31, 2000 was 805.



Item 6.  Selected Financial Data


			(In thousands of dollars, except per share amounts)


                     						            Year ended June 30,
                            2000        1999      1998    1997       1996
Revenues                 $10,409(1)    $8,632(3)  $2,325  $3,828    $4,595
Income/(loss) before
  income taxes            $1,543(2)    $  935(3)  $ (748) $ (155)   $  409
Net income/(loss)           $926(1)(2) $  561(3)  $ (447) $    7(4) $  244
Net income/(loss) per
  share basic and diluted   $.69          $.42   $ (.33)  $  .01    $  .18
Cash dividends per
  common share               --             --       --       --       --
Total assets              $5,155       $5,776    $4,713   $4,645    $5,372
Long-term obligations     $1,829       $2,427    $2,481   $1,843    $2,366
Working capital           $3,131       $2,413    $1,444   $1,508    $1,879
Stockholders' equity      $2,275       $1,349    $  788   $1,235    $1,227


(1) Revenues in fiscal year 2000 includes $702 as a result of notification of the final closeout of a contract with the U.S.Navy.

(2) Income in fiscal year 2000 includes a charge for an inventory provision in the amount of $353.

(3) The increases in this selected financial data relate to the Company's contract with the U.S. Army to supply diesel operated tacital generator sets over five annual purchasing periods.

(4)	In fiscal 1997, net income was increased by an extraordinary gain of $100 net of income taxes.


Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report. Certain statements in this Form 10-K may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-K are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2000, 1999, and 1998 are set forth in Note K Operating Segments of the Notes to the Financial Statements.

Results of Operations

The Company's fiscal year ends on June 30. Accordingly, all references to years in this Management's Discussion refer to the fiscal year ended June 30 of the indicated year. Also, when referred to herein, operating profit means net sales less operating expenses, without deductions for general corporate expenses, interest and income taxes.

Revenues

Revenues for fiscal year 2000 increased by 21% over last year and were 347% higher than revenues for 1998. Revenues increased in both the leisure and recreation segment and in the electronics segment.

During the fourth quarter of fiscal year 2000, the Company received notice from the U.S. Government Contract Administration Office that a contract with the U.S. Navy was closed. The Company had provided a current liability of $701,608 contingent upon possible changes to the contract. These changes never occurred. As a result of this contract close out, the Company recognized this as revenue during the fourth quarter of 2000.

Electronic Products

Revenues from the electronics segment accounted for 96% of total revenues in 2000 and 97% of total revenues in 1999.

In 1996, the Company was awarded a contract with the U.S. Army to supply diesel operated tactical generator sets with five annual purchasing periods including price escalations for each year. The Government may place orders for its tactical generator requirements through this contract until the end of August 2001. Though it is not obligated to do so, the Army has placed an annual production order each year plus some additional orders. The Company has been receiving smaller generator set orders throughout the contract period, in addition to annual production orders, for delivery to the Army, Navy, Air Force and the Marines. The amount of orders for this product has amounted to approximately $21 million since its initial award, which funded $1 million in 1996.

The Department of Defense had issued a fuel policy requiring that all mobile electric power sets (includes tactical generators) will require only diesel fuels and that those using gasoline fuels will be eliminated.

The Company anticipates that the Government will continue to place orders for these diesel operated tactical generator sets. However, no assurances can be given that they will do so. Orders not yet received are not reflected in the fiscal year end backlog figures provided below.

The tactical generator set contract accounted for 78% of the electronic segment revenues in fiscal year 2000 and 94% in 1999.

The remaining 22% of year 2000 electronic product revenues (6% in 1999) was the result of various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied equipment used by the Department of Defense and shipbuilders and for other projects performed as a subcontractor. A large part of such other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

In 1998, the Company experienced a period of reduced revenues. Due to engineering changes initiated by the Company and subsequently approved by the U.S. Army, delivery of diesel operated tactical generator sets were rescheduled from March 1998 to November 1998. As a result of this delay, production efforts were also delayed causing lower revenue recognition during this period. This contract accounted for 40% of electronic segment revenues in 1998. Various orders for replacement parts accounted for 49% of such 1998 revenues and the remaining 11% was from production efforts towards the completion of the Company's contracts under the U.S. Navy's ADCAP torpedo program.

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $4 million on June 30, 2000, 1999 and 1998. Almost all of this backlog is attributable to the U.S. Army contract for diesel operated tactical generator sets. It is estimated that the present backlog will be shipped during the next 12 months and recognized as fiscal year 2001 revenues.

Leisure and Recreation

In the leisure and recreation segment, sales of snowmaking machines and related parts amounted to $375,546 in fiscal year 2000. In fiscal years 1999 and 1998 sales amounted to $276,657 and $328,939 respectively. There were no export sales of snowmaking machines during the last three fiscal years.

The Company is continuing its marketing efforts to increase its market share by utilizing different strategies dependent upon regional locations. Competition in foreign markets remains to be stronger than in the domestic market.

There was no backlog of orders for snowmaking equipment as of June 30, 2000. Last year, there was a backlog of orders in the amount of $201,500. There was no backlog of orders at June 30, 1998.

Gross Profit

Gross Profit was 26% in 2000, 23% in 1999 and 12% in 1998.

In the electronics segment, gross profit was 30% of revenues as a result of continued production efforts towards the contract for diesel operated tactical generator sets. In 1999, gross profit was 24% as full production resumed for this project. In fiscal year 1998, gross profit was 10% due to delayed production resulting from engineering changes as explained above.

During the fourth quarter of fiscal year 2000, the Company's management reviewed inventory for pricing and marketability. Inventory is comprised almost entirely of machines and parts for its snowmaking business. Consideration was given (among other factors) to the number of snowmaking machines at customer sites requiring support services, profitability and inventory carrying costs.

As a result, management determined that a reduction of inventory in the amount of $353,092 was appropriate.

Selling, General and Administrative Expenses

In 2000, selling, general and administrative expenses remained at 10% of revenues ($939,094) as they were in 1999 ($841,107). In 1998, these expenses amounted to $827,776 (36% of revenues).

Interest Expense

Interest expense for the last three fiscal years amounted to $204,283 in 2000, $216,017 in 1999 and $212,738 in 1998.

Under a borrowing arrangement with Sovereign Bank, effective September 18, 1997, the interest rate for the Company's mortgage note is 8.25%. The Company also has a line of credit facility under the Sovereign Bank borrowing arrangement which carries an interest rate of .75% over the prime rate for its outstanding borrowings. The prime rate as of June 30, 2000 was 9.5%. Interest payments made to Sovereign Bank constitute essentially all of the Company's interest expense.

Other Income-Net

The amounts reported as Other Income represent the net effect of interest and miscellaneous items such as the sale of scrap, discounts, bank transaction fees and other like items.

During fiscal year 2000, Other Income of $4,592 was comprised of interest income of $4,866 partially offset by the net effect of miscellaneous items of $274.

Other Income for fiscal year 1999 represented the sum of interest income of $870 and the net income of miscellaneous scrap sales of $4,615.

In fiscal year 1998, Other Income was the sum of interest income of $6,827 and miscellaneous scrap sales of $14,045.

Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

The tax (provision)benefit for the fiscal years 2000, 1999, and 1998 was at an effective rate of 40%.

Inflation

Historically, inflation and price changes have not had a material effect on operations.

Liquidity and Capital Resources

During fiscal year 2000, the net cash provided by operating activities was $1,757,904, as compared to $162,544 in 1999 and cash used in 1998 of $613,007.

Expenditures for plant, property and equipment amounted to $116,229 in 2000, $58,341 in 1999 and $17,490 in 1998.

In fiscal year 2000, $754,055 was used by financing activities which includes a voluntary principal reduction payment towards the Company's mortgage with Sovereign Bank. This additional principal payment was in the amount of $500,000.

Net cash provided by financing activities in 1999 was $50,207 as a result of short-term borrowings against the Company's Line of Credit with Sovereign Bank.

In fiscal 1998, net cash provided by financing activities amounted to $446,888.

On September 18, 1997, the Company entered into borrowing arrangements with Sovereign Bank (the "Bank") under which:

- The Company borrowed $2,300,000 at an interest rate of 8.25% per annum, payable in monthly installments of approximately $20,000 with a final maturity in year 2002, evidenced by delivery of a Mortgage Note Payable to the Bank (the "Mortgage Note").
- The Bank agreed to provide up to an additional $500,000 under a line-of-credit agreement, to be evidenced by promissory notes bearing interest at a rate of .75% over the prime rate that will become due and payable on October 31 of each year. The prime rate as of June 30, 2000 was 9.50%. At the Bank's discretion, this line of credit may be renewed. As of June 30, 2000, there were no outstanding borrowings against this line of credit.

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

The Company continues to meet its short-term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

The Company had no material commitments for capital expenditures as of the end of the 2000 fiscal year.

The Company owns approximately 90 acres of land and the building it occupies in Bergen County, New Jersey, which are carried on its books at a net value of approximately $700,000. This property is adjacent to a full interchange of Interstate Route 287. Management continues to investigate possible uses of this property which would be favorable to the Company's stockholders' equity.

Recent Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have adopted SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. We anticipate that the adoption of SAB 101 will not have a significant impact on our financial statements.



Electronics Segment

Most of the Company's revenues are derived from its electronic product segment. This segment of operations is comprised of business with the U.S. Department of Defense or with other Government contractors. Long-term contracts with the U.S. Department of Defense have provided most of electronic segment revenues. The balance of such revenues is primarily for replacement parts, which are principally driven by requirements of the U.S. Navy and continue to remain at relatively stable levels.

In recent years, the Company has been directing its strategy to bid on projects which are more likely to be funded by the Government and more resistant to budget cuts. The Company's contract with the U.S. Army to manufacture diesel operated tactical generator sets consists of a five year program with the Army placing orders each year from 1997 through 2001, based on a predetermined estimated quantity. The Department of Defense has issued a fuel policy requiring that in the future all mobile electric power sets (includes tactical generators) will require only diesel fuels and that those using gasoline fuels will be eliminated. It is expected that the diesel operated tactical generator program will continue to be considered necessary to national defense and provide a steady workflow, but no assurance can be given that the Army will place further orders under this program. The Company continues to explore areas of business which will provide continued stability and growth.

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




Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Index to Financial Statements


                                                  									Page

Independent Auditors' Report						                         15

Financial Statements:

	Balance Sheets, June 30, 2000 and 1999				                16

	Statements of Income (Loss), Years Ended June 30, 2000,
	1999 and 1998							                                      17

	Statements of Stockholders' Equity, Years Ended June
	30, 2000, 1999, and 1998						                            17

	Statements of Cash Flows, Years Ended June 30, 2000,
	1999, and 1998							                                     18

	Notes to the Financial Statements					                    19


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.










Independent Auditors' Report


Board of Directors of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation as of June 30, 2000 and 1999, and the related statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.





Deloitte & Touche LLP
September 13, 2000
Parsippany, New Jersey



Balance Sheets
                                   											      June 30,

                                                2000         1999
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                      $1,176,479   $   288,859
Accounts receivable (includes U.S.
  Government receivables of approximately
  $925,000 in 2000 and $1,183,000 in 1999)
  less allowance for doubtful accounts of
  $20,000 in 2000 and $28,571 in 1999           1,349,965     1,211,841
Inventories                                       534,181     1,064,996
Contract costs and related estimated
  profits in excess of billings                 1,087,863     1,819,008
Deferred Tax Asset                                170,475            --
Prepaid expenses and other current
  assets                                           33,849        28,375

TOTAL CURRENT ASSETS                            4,352,812     4,413,079

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                             521,308       519,186
Building and improvements                       1,838,083     1,799,383
Machinery and equipment                         2,407,000     2,370,215
Furniture and fixtures                            182,201       147,512
                                                4,948,592     4,836,296
Less accumulated depreciation and
amortization                                    4,106,636     3,956,251
                                                  841,956       880,045
DEFERRED TAX ASSET                                  --          348,308
OTHER NON-CURRENT ASSETS                          130,512       134,694

TOTAL ASSETS                                   $5,325,280    $5,776,126

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                                 $334,701       607,591
Accrued expenses and other liabilities            158,203       248,803
Accrued corporate income taxes                    379,807        35,730
Pension costs accrued                             155,772       152,722
Billings in excess of contract costs and
  related estimated profits                            --       701,608
Current portion of long-term debt                  97,827        54,056
Note payable bank                                      --       200,000

TOTAL CURRENT LIABILITIES                       1,126,310     2,000,510

LONG-TERM DEBT                                  1,567,859     2,165,685

OTHER LONG-TERM LIABILITIES                        61,172        61,172
DEFERRED TAX LIABILITY                             95,320            --
DUE TO RELATED PARTY                              200,000       200,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00;
  authorized 250,000 shares, issued
  and outstanding, none                               --             --
Common stock, par value $.01; authorized
  3,000,000 shares; issued and
  outstanding 1,693,397 in 2000 and 1999.          16,934        16,934
Paid-in capital                                 2,835,307     2,835,307
Accumulated deficit                               (57,525)     (983,385)
                                                2,794,716     1,868,856
Less:  Treasury stock, 353,866 shares in
  2000 and 1999, at cost                          520,097       520,097
                                                2,274,619     1,348,759
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $5,325,280   $ 5,776,126

See notes to the financial statements


Statements of Income (Loss)

									                            Years ended June 30,
                                2000        1999           1998
Revenues                     $10,408,958  $8,632,261    $2,324,597

Cost of revenues               7,727,083   6,645,599     2,052,787

Gross profit                   2,681,875   1,986,662       271,810

Selling, general and
  administrative expenses        939,094     841,107       827,776

Operating profit/(loss)        1,742,781   1,145,555      (555,966)

Interest expense                (204,283)   (216,017)     (212,738)

Other income - net                 4,592       5,485        20,872

Income/(loss) before income
  taxes                        1,543,090     935,023      (747,832)

Income tax (provision)/benefit  (617,230)   (374,000)      301,028

NET INCOME/(LOSS)               $925,860    $561,023     $(446,804)

NET INCOME/(LOSS) PER COMMON
  SHARE  BASIC AND DILUTED     $  .69      $  .42       $  (.33)


Statements of Stockholders' Equity


                                                           Treasury stock
            		     Common Stock					                          at cost
                                  Paid-in    Accumulated
                  Shares  Amount  capital    Deficit      Shares    Amount
Balance,
 June 30, 1997  1,693,397 $16,934 $2,835,307 $(1,097,604) 353,866  $520,097
 Net Loss              --      --         --    (446,804)      --        --

Balance,
 June 30, 1998  1,693,397  16,934  2,835,307  (1,544,408) 353,866   520,097
 Net Income            --      --         --     561,023       --        --

Balance,
 June 30, 1999  1,693,397  16,934  2,835,307    (983,385) 353,866   520,097
 Net Income            --      --         --     925,860       --        --

Balance,
 June 30, 2000  1,693,397 $16,934 $2,835,307   $ (57,525) 353,866  $520,097

See notes to the financial statements




Statements of Cash Flows
                         									    	       Years ended June 30,
                                      2000         1999        1998
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss)                    $925,860    $561,023    $(446,804)
Adjustments to reconcile net
 income(loss) to net cash provided
 by/(used in) operating activities:
Depreciation                          154,318     142,228      138,818
Amortization                            4,182       4,182        7,432
Deferred income taxes provision/
 (benefit)                            234,183     374,000     (301,028)
Provision for doubtful accounts        (8,571)         --       20,000
Increase in accounts receivable      (129,553)   (762,307)     (92,056)
Decrease/(Increase) in inventories    530,815     (14,969)       7,311
Decrease/(Increase) in contract
 costs and related estimated profits
 in excess of billings                731,145    (625,488)      77,587
(Increase)/Decrease in prepaid
 expenses and other current assets     (5,474)     32,181       (8,524)
(Increase) in other non-current
 assets                                    --          --      (83,642)
(Decrease)/Increase in accounts
 payable                             (272,890)    426,066       65,443
(Decrease)/Increase in accrued
 expenses and other liabilities       (90,600)     32,545      (39,623)
Increase/(Decrease) in pension
 costs accrued                          3,050      (6,917)      43,606
(Decrease) in other long-term
 liabilities                               --          --       (1,527)
(Decrease) in billings in excess
 of contract costs and related
 estimated profits                   (701,608)         --           --
Increase in accrued corporate
 income taxes                         383,047          --           --
Total adjustments                     832,044    (398,479)    (166,203)

Net cash provided by/(used in)
 operations                         1,757,904     162,544     (613,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property
 and equipment                       (116,229)    (58,341)     (17,490)

Net cash used in investing           (116,229)    (58,341)     (17,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term
 debt                                (554,055)    (49,793)  (1,953,112)
Repayment of short term borrowings   (200,000)   (100,000)          --
Proceeds from short-term borrowings        --     200,000      100,000
Debt refinanced                            --          --    2,300,000

Net cash (used in)/provided by
 financing                           (754,055)     50,207      446,888

NET INCREASE/(DECREASE) IN CASH       887,620     154,410     (183,609)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                    288,859     134,449      318,058

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                       $1,176,479    $288,859    $ 134,449

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Interest paid                        $206,159    $212,682     $200,587
Interest received                      $4,866        $846       $6,827
Income taxes paid                      $2,411        $525         $732

See notes to the financial statements.



Notes to the Financial Statements
Years ended June 30, 2000, 1999, and 1998

A.  Summary of Significant Accounting Policies

1. Revenue Recognition

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

In the Leisure and Recreation segment, revenues and earnings are recorded when deliveries are made.

2. Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

3.  Fair Value of Financial Instruments

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

4.  Inventories

Cost is determined by the first-in, first-out (FIFO) method.

Inventories are valued at the lower of cost or market. Components of cost include materials, direct labor and factory overhead.

5. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6.  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Allowance for depreciation is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

7. Loan Fees

Loan fees are capitalized by the Company and amortized utilizing the straight-line basis over the term of the loan.

8.  Long-Lived Assets

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows.
Management believes that, as of June 30, 2000, the carrying values of such assets are appropriate.

9.  Recent Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have adopted SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. We anticipate that the adoption of SAB 101 will not have a significant impact on our financial statements.

B.  Inventories

Inventories consist of:

                      							     June 30,

                             2000          1999
Finished goods               $ 67,000       $392,652
Work in progress              192,828        146,075
Raw materials                 274,353        526,269
Net inventory                $534,181     $1,064,996


C.  Costs and Estimated Earnings on Uncompleted Contracts

                      							     June 30,
                             2000          1999
Costs incurred on
 contracts in progress     $16,124,396   $47,961,443
Estimated contract profit    5,552,406     7,686,643
                            21,676,802    55,648,086
Less: billings to date      20,588,939    54,530,686
                            $1,087,863    $1,117,400

Included in the accompanying balance sheets under the following captions:

                                										     June 30,

                                          2000          1999
Contract costs and related estimated
 profits in excess of applicable
 billings                               $1,087,863     $1,819,008
Billings in excess of contract costs
 and related estimated profits                  --       (701,608)
                                        $1,087,863     $1,117,400

D.  Stock Option Plan

On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998 which granted incentive stock options to various executives and key employees to purchase shares of common stock. Such options were granted at fair market value of the stock on the date of grant and are exercisable over a ten year period beginning December 2, 1999 to December 1, 2009.

The changes in the number of shares under option are as follows:

                              Number of Shares    Exercise Price
Balance at June 30, 1998                  --                 --
Granted during 1999                   27,500             $.5781
Exercised                                 --                 --
Balance, June 30, 1999                27,500             $.5781
Exercised                                 --                 --
Balance, June 30, 2000                27,500             $.5781

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost had been recognized for the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), it would not have any material impact on the financial statements for 2000, 1999, and 1998, respectively.






E.  Long-Term Debt

Long-term debt at June 30, consists of:
                                           2000           1999
8.25% Mortgage Note payable to
 Sovereign Bank due in monthly
 installments of approximately
 $20,000 with a final maturity in
 October 2002.                           $1,665,686     $2,219,741
            Less current portion:            97,827         54,056
                                         $1,567,859     $2,165,685

On September 18, 1997, the Company entered into an agreement with Sovereign Bank, under which Sovereign Bank loaned the Company $2,300,000 against delivery of a mortgage note payable at the rate of 8.25%. The proceeds of the loan were used to replace all outstanding indebtedness to Fleet Bank and the New Jersey Economic Development Authority and for working capital.

The Mortgage Note is secured by a first mortgage on the Company's land and its building. Borrowings under the line-of-credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property. This borrowing arrangement with the bank contains no financial ratio or other debt covenants. In June 2000, the Company made a voluntary principal reduction payment of $500,000.

Aggregate annual principal payments applicable to long-term debt for the years subsequent to June 30, 2000, based on the mortgage loan agreement in place at June 30, 2000 are:

   2001     $97,827
   2002     109,916
   2003   1,457,943
         $1,665,686

Management has evaluated its indebtedness and has determined based on interest rates and related terms that the fair value of such debt approximates it carrying value.

The Bank also agreed to provide a $500,000 line-of-credit facility to be evidenced by promissory notes bearing interest at a rate of .75% plus the prime rate. The prime rate at June 30, 2000 was 9.50%. There were no outstanding borrowings against the line-of-credit facility at June 30, 2000. Any outstanding borrowings under the line of credit will become due and payable on October 31 of each year. This line of credit may be renewed on an annual basis.

F.  Taxes on Income

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and b) operating loss and tax credit carryforwards.

Federal income tax net operating loss carryforwards mainly arise from temporary differences between financial and taxable income. The Company's net operating loss ("NOL") carryforwards for tax purposes were $635,000 at June 30, 2000 and are scheduled to expire in the year 2008.

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

As of June 30, 2000 based on pre-tax income of $1,543,090, the relevant income and balance sheet accounts are detailed below:

Income Statement
Expense/Benefit)                  Years Ended June 30,
                               2000         1999        1998
Deferred
     Federal                $200,728      $285,416   $(230,171)
     State                    33,455        88,584     (70,857)
Current
     Federal                 296,853            --          --
      State                   86,194            --          --
                            $617,230      $374,000   $(301,028)

Deferred tax assets and liabilities as of June 30, 2000 and June 30, 1999 consisted of the following:

Deferred tax assets: (Current)         2000        1999
 Net operating loss carryforward      $ --       $ 462,967
 Vacation accrual                      29,235       28,890
 Inventory valuation                  141,240           --
                                     $170,475    $ 491,857

Deferred tax liabilities: (Non-Current)
 Depreciation                         $95,320    $ 114,659
 Deferred contract income                  --       67,860
                                     $ 95,320    $ 182,519

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

Net pension expense consists of the following:

                        									     Years ended June 30,
                                    2000       1999       1998
Service cost                       $14,281   $15,268    $19,281
Interest cost on projected
 benefit obligations                51,132    46,630     46,438
Expected return on assets          (32,262)  (28,665)   (27,144)
Net amortization and deferrals      21,788    21,788     21,788
Net pension expense                $54,939   $55,021    $60,363

In both 2000 and 1999, the Company recorded its minimum pension liability as an other long term liability and a corresponding intangible asset included in other non-current assets. The funded status of the plan and the amount recognized on the balance sheet are as follows:



                                             June 30,
                                       2000            1999

Actuarial present value of
 benefit obligations:
Accumulated benefit obligation        $662,084        $599,343
Projected benefit obligation          $715,546        $650,630
Plan assets at fair value,
 consisting of investments held
 in a fixed income investment
 account                               471,594         384,808
Projected benefit obligation in
 excess of plan assets                 243,952         265,822
  Unrecognized net gain/(loss)         (38,263)        (28,834)
  Unrecognized net obligation          (28,919)        (43,379)
Prior service cost not yet
 recognized in net periodic
 pension cost                          (21,981)        (29,309)
Adjustment required to recognize
 minimum liability                      35,701          50,235
Accrued pension cost                  $190,490        $214,535
Weighted average assumptions as
 of December 31:
Expected long-term rate of return
 on plan assets:                          7.5%           7.5%
Discount rate:                            7.75%          7.5%
Salary increase:                          2.5%           2.5%

H.  Income (Loss) Per Share

The number of shares used in the computation of earnings per share was 1,339,531 in each of the years ended June 30, 2000, 1999 and 1998. Since the computation of diluted earnings (loss) per share is not materially dilutive or anti-dilutive, the amounts reported for basic and diluted earnings (loss) per share are the same.

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

J.  Other Income

Other income/(expense) consists of the following for the year ended
June 30:

                                2000       1999       1998

Sales of Scrap and
 miscellaneous (expense)-net    $ (274)     $4,615     $14,045
Interest                         4,866         870       6,827
                                $4,592      $5,485     $20,872



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

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. Depreciation and amortization for the electronics industry and the leisure and recreation industry, respectively, was approximately $140,000 and $18,000 in 2000, $128,000 and $18,000 in 1999 and
$126,000 and $20,000 in 1998. Capital expenditures for the electronics industry were approximately $116,000 in 2000, $58,000 in 1999 and $17,000 in 1998. There were no capital expenditures for the leisure and recreation industry.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.

The following tables present information about reported segment revenues, operating profit or loss, and assets, and reconcile such segment information to the Company's consolidated totals:


                         					          Year ended June 30, 2000
                           									          (in thousands)
                                               Leisure and     Total
                                 Electronics   Recreation     Company

Total revenue                    $10,034           $375       $10,409

Operating profit/(loss)           $2,162          $(419)        1,743

Interest expense and other
 income-net                                                      (200)

Income before income taxes                                     $1,543

Identifiable assets at
 June 30, 2000                    $3,262           $683        $3,945

Corporate assets                                                1,210

Total assets at
 June 30, 2000                                                 $5,155


                      								          Year ended June 30, 1999
									                                   (in thousands)
                                               Leisure and     Total
                                 Electronics   Recreation     Company

Total revenue                     $8,355         $  277       $8,632

Operating profit/(loss)           $1,227         $  (81)      $1,146

Interest expense and other
 income-net                                                     (211)

Income before income taxes                                   $   935

Identifiable assets at
 June 30, 1999                    $3,955         $1,155       $5,110

Corporate assets                                                 666

Total assets at
 June 30, 1999                                                $5,776


                     								           Year ended June 30, 1998
                   									                 (in thousands)
                                                 Leisure and  Total
                                  Electronics    Recreation  Company

Total revenue                     $1,996         $  329       $2,325

Operating (loss)                   $(501)        $  (55)        (556)

Interest expense and
 other income-net                                               (192)

Loss before income taxes                                      $ (748)

Identifiable assets at
 June 30, 1998                    $2,520         $1,286       $3,806

Corporate assets                                                 907

Total assets at
 June 30, 1998                                                $4,713



L. Unaudited Quarterly Financial Data


                                                      Earnings per share
2000         Revenue      Gross profit    Net income   basic and diluted
Sept. 30     $2,661,493   $589,686        $199,420          $.15
Dec. 31       2,091,283    448,682          78,528          $.06
Mar. 31       1,842,929    469,377         110,969          $.08
Jun. 30       3,813,253  1,174,130         536,943          $.40

 Year       $10,408,958 $2,681,875        $925,860          $.69


                                                      Earnings per share
1999         Revenue      Gross profit    Net income  basic and diluted
Sept. 30     $1,740,718   $301,346        $ 42,748          $.03
Dec. 31       2,083,905    427,757          88,436          $.07
Mar. 31       2,025,158    609,759         215,515          $.16
Jun. 30       2,782,480    647,800         214,324          $.16

 Year        $8,632,261 $1,986,662        $561,023          $.42



Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
		ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.





PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.


Item 11.	EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.


Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.





PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		ON FORM 8-K

(a)  (1)	The following financial statements are included in Part II
         Item 8:

                                                     			Page

		Independent Auditors' Report						                    15

		Balance Sheets, June 30, 2000 and 1999				            16

		Statements of Income (Loss), Years Ended June 30,
		2000, 1999 and 1998							                            17

		Statements of Stockholders' Equity, Years Ended
		June 30, 2000, 1999 and 1998						                    17

		Statements of Cash Flows, Years Ended June 30,
		2000, 1999 and 1998							                            18

		Notes to Financial Statements						                   19


       (2)	Exhibits									                            32

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




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION


__________/s/________________		______________/s/_________________
BY: Gordon C. Dewey		       			BY:  Thom A. Velto, Treasurer
   President, Chief Executive
   Officer and Chief Financial
   Officer

DATE:	  September 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


___________/s/________________________		Date: September 13, 2000
Alexander A. Cameron,		Director


__________/s/_________________________		Date: September 13, 2000
Frances D. Dewey,			Director


__________/s/_________________________		Date: September 13, 2000
Gordon C. Dewey,			Director


		/s/				                            			Date: September 13, 2000
John H.D. Dewey			Director


__________/s/_________________________		Date: September 13, 2000
John G. McQuaid,			Director


	     /s/                         						Date: September 13, 2000
Pat Nolletti				Director


_________/s/___________			            		Date: September 13, 2000
Nathaniel Roberts			Director






THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS


The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.


Number											                                             Page No.


3	(a)-	Certificate on Incorporation as amended.  This item was
filed as part	of the Registrant's Form 10-K for the year ended June 30,
1988 and is	herein incorporated by reference
                                                                		--

3	(b)-	By Laws as amended.  This item was filed as part of the
Registrant's Form	10-K for the year ended June 30, 1988 and is herein
incorporated by reference.
                                                                 	--

4	(a)-	Agreement dated as of September 18, 1997 with Sovereign
Bank providing for the borrowing of $2,300,000 against issuance of a mortgage note payable to the Bank. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1997 and is herein
incorporated by reference.                                       	--

4	(b)-	Line of credit agreement dated as of September 18, 1997
with SovereignBank providing for the borrowing of up to $500,000.  This item was filed as part of the Registrant's Form 10-K for the year ended June
30, 1997 and is herein incorporated by reference.
                                                                		--

4	(c)-	1983 Stock Option Plan.  This item was filed with the
Registrant's Definitive	Proxy Statement for the 1983 annual meeting of
stockholders on December	6, 1983 and is herein incorporated by reference.
			                                                               --

4	(c)-	1998 Stock Option Plan.  This item was filed with the
Registrant's Definitive	Proxy Statement for the 1999 annual meeting of
stockholders on December	1, 1999 and is herein incorporated by reference.
                                                            --