Form 10-Q
period 2000-09-30
DEWEY ELECTRONICS CORP
filed 2000-11-13
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 2000
		Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at September 30, 2000.



THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I		Financial Information		                     Page No.

Item 1		Financial Statements			                        1

		Condensed consolidated balance sheets -
		September 30, 2000 and June 30, 2000	                2

		Condensed consolidated statements of earnings -
			three months ended September 30, 2000
			and September 30, 1999			                           3

		Condensed consolidated statements of cash flows for the
			three months ended September 30, 2000 and 1999		    4

		Notes to condensed consolidated financial statements 5

Item 2		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations					                                     8


Part II		Other Information

Item 4.	Submission of Matters to a Vote of Security
			Holders						                                      12

Item 6.	Exhibits and Reports on Form 8-K		            12






PART I:  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


The following unaudited condensed, consolidated balance sheets, statements of earnings, and statements of cash flows are of The Dewey Electronics Corporation. These condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of earnings for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year. The following unaudited condensed consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in
Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2000.


1


THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                     SEPTEMBER 30,	      JUNE 30,
                                        2000              2000
                                      (UNAUDITED)        (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH                                 $1,153,561        $1,176,479
  ACCOUNTS RECEIVABLE                   1,387,697         1,349,965
  INVENTORIES                             539,927           534,181
  CONTRACT COSTS & RELATED EST
   PROFITS IN EXCESS OF APPLICABLE
   BILLINGS                             1,423,606         1,087,863
DEFERRED TAX ASSET                        170,475           170,475
PREPAID EXPENSES & OTHER CURRENT ASSETS    61,144            33,849
  TOTAL CURRENT ASSETS                  4,736,410         4,352,812

PLANT PROPERTY & EQUIPMENT - (NET)        811,678           841,956

OTHER ASSETS:
  OTHER NON CURENT ASSETS                 129,462           130,512

  TOTAL OTHER ASSETS                      129,462           130,512

TOTAL ASSETS                           $5,677,550        $5,325,280

LIABILITIES & STOCKHOLDERS EQUITY:

CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                 $341,291          $334,701
  ACCRUED LIABILITIES                     142,948           158,203
  ACCRUED CORP INCOME TAXES               536,153           379,807
  ACCRUED PENSION COSTS                   146,271           155,772
  CURRENT PORTION OF LONG TERM DEBT       103,343            97,827

    TOTAL CURRENT LIABILITIES           1,270,006         1,126,310

LONG-TERM PORTION OF LONG-TERM DEBT     1,541,913         1,567,859

OTHER LONG-TERM LIABILITY                  61,172            61,172
DEFERRED TAX LIABILITY                     95,320            95,320
DUE TO RELATED PARTY                      200,000           200,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
  authorized 250,000 shares, issued
  and outstanding, none

  COMMON STOCK, par value $.01;
  authorized 3,000,000 shares; issued
  and outstanding 1,693,397                16,934            16,934
  PAID IN CAPITAL                       2,835,307         2,835,307
  ACCUMMULATED EARNINGS/(DEFICIT)         176,995           (57,525)
                                        3,029,236         2,794,716
LESS TREASURY STOCK 353,866 SHARES
 AT COST                                 (520,097)         (520,097)

  TOTAL STOCKHOLDERS' EQUITY            2,509,139         2,274,619
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                               $5,677,550        $5,325,280

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2

THE DEWEY ELECTRONICS CORPORATION

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                   					                THREE MONTHS ENDED
                                           SEPTEMBER 30,

                                      2000           1999

REVENUES                           $2,267,404     $2,661,493

   COST OF REVENUES                 1,630,439      2,071,807

GROSS PROFIT                          636,965        589,686

   SELLING & ADMIN EXPENSES           201,976        200,784

OPERATING PROFIT                      434,989        388,902

   INTEREST EXPENSE                    39,750         56,504

   OTHER (INCOME)/EXPENSE               4,373             33

INCOME BEFORE INCOME TAXES            390,866        332,365

INCOME TAXES                          156,346        132,945

NET INCOME                           $234,520       $199,420



INCOME PER SHARE BEFORE TAXES
   BASIC                               $0.29          $0.25
   DILUTED                             $0.29          $0.25

NET INCOME PER SHARE:
   BASIC                               $0.18          $0.15
   DILUTED                             $0.18          $0.15

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING

   BASIC                             1,339,531      1,339,531
   DILUTED                           1,339,531      1,339,531

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3


	THE DEWEY ELECTRONICS CORPORATION
	STATEMENTS OF CASH FLOWS (UNAUDITED)

                      							     THREE MONTHS ENDED SEPTEMBER 30,

                                           2000       1999
CASH FLOWS FROM OPERATIONS:
  NET INCOME                             $234,520    $199,420

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:

   DEPRECIATION                            38,475      34,706
   AMORTIZATION                             1,050       1,857
   DEFERRED TAXES                               0     132,945
   (INCREASE)/DECREASE IN ACCOUNTS
     RECEIVABLE                           (37,732)    189,425
   (INCREASE) IN INVENTORIES               (5,746)    (40,166)
   (INCREASE)/DECREASE IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS               (335,743)    147,762
   (INCREASE) IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS              (27,295)    (17,434)
   INCREASE/(DECREASE) IN ACCOUNTS
    PAYABLE                                 6,590    (293,105)
   (DECREASE) IN ACCRUED LIABILITIES      (15,255)    (31,586)
   INCREASE IN ACCRUED CORPORATE INCOME
    TAXES                                 156,346           0
   INCREASE IN ACCRUED PENSION COSTS       (9,501)     (9,000)

   TOTAL ADJUSTMENTS                     (228,811)    115,404

NET CASH PROVIDED BY OPERATIONS             5,709     314,824

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                               (8,198)    (21,212)

NET CASH USED IN INVESTING                 (8,198)    (21,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG-TERM DEBT   (20,429)    (13,101)
  PRINCIPAL PAYMENT OF LINE OF CREDIT           0    (200,000)

NET CASH (USED IN) FINANCING              (20,429)   (213,101)

NET INCREASE/(DECREASE) IN CASH           (22,918)     80,511

CASH AT BEGINNING OF PERIOD             1,176,479     288,859

CASH AT END OF PERIOD                  $1,153,561  $  369,370

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4
THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

NOTE 1:	REVENUE RECOGNITION

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

In the Leisure and Recreation segment, revenues and earnings are recorded when deliveries are made.

NOTE 2:	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's long-term debt and line of credit borrowings are estimated based upon interest rates currently available for borrowings with similar terms and maturities and approximate the carrying values.

Due to the short-term nature of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, their carrying value is a reasonable estimate of fair value.

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

5
THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


                      						September 30, 2000	June 30, 2000

		Finished Goods           		$  67,000	      		$  67,000
		Work In Process		            193,109	      		  192,828
		Raw Materials		              279,818	      		  274,353
                        						________	       		________
				Total	                   	$539,927	       		$534,181
                         						=======        			=======

NOTE 5:	USE OF ESTIMATES

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


NOTE 6:	PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment are stated at cost. Allowance for depreciation is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

NOTE 7:	LOAN FEES

Loan fees are capitalized by the Company and amortized utilizing the straight-line basis over the term of the loan.

NOTE 8:	LONG-LIVED ASSETS

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of September 30, 2000, the carrying values of such assets are appropriate.




THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)



NOTE 9:	RECENT PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. We anticipate that the adoption of SAB 101 will not have a significant impact on our financial statements.

NOTE 10:	EARNINGS PER SHARE

The weighted average number of shares outstanding used in the computation of earnings per share was 1,339,531 in each of the three-month periods ended September 30, 2000 and 1999. Since the computation of diluted earnings per share is not materially dilutive or anti-dilutive, the amounts reported for basic and diluted earnings per share are the same.



THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements in this Form 10-Q may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-Q are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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




Consolidated Results of Operations

Consolidated revenues for the first quarter this year were $394,089 lower than they were last year. Cost of revenues were $441,368 lower than the same period last year, and general administration expenses increased by $1,192.

As a result, operating income increased over last year by $46,086 which is $.03 per share.

In June 2000, the Company made a voluntary principal reduction payment toward its mortgage in the amount of $500,000. This principal payment reduced interest expenses during the first quarter this year.

First quarter net income after taxes amounted to $234,520 or $.18 per share this year compared to $199,420 or $.15 per share last year.

Information about the Company's operations in the two segments for the first fiscal periods ended September 30, 2000 and 1999 is as follows:


                                         Three months ended
                                            September 30,

                                       2000         1999

Electronic Segment
  Revenues                         $2,240,665     $2,648,918
  Operating Income                $   442,349    $   424,655

HEDCO
  Revenues                       $     26,739   $     12,575
  Operating (Loss)               $     (7,360)   $   (35,753)



Electronics Segment

In the electronics segment, both revenues and cost of revenues were lower during the first quarter this year as compared to the same period last year.

Revenues are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs for each contract. Fewer material receipts during the first quarter this year as compared to last year resulted in lower revenues.

Continued production under the Company's contract with the U.S. Army for diesel operated tactical generator sets provided 87% of the electronic segment revenues this year. This program accounted for 93% of electronic segment revenues last year during the same three-month period.




The remaining 13% and 7% of electronics segment revenues for the three-month period ended September 30, 2000 and 1999, respectively, was derived from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy.

The contract with the U.S. Army for diesel operated tactical generator sets allows for orders to be placed at any time through August 2001. Though it is not obligated to do so, the Army has placed an annual production order each year plus some additional orders. The amount of orders for this product has amounted to approximately $22 million since its initial award which funded $1 million in 1996.

The Company has been receiving smaller generator set orders throughout the contract period, in addition to annual production orders, for delivery to the Army, Navy, Air Force and the Marines.

The Department of Defense had issued a fuel policy requiring that all mobile electric power sets use diesel fuels only and that those using gasoline fuels be eliminated.

As of September 30, 2000, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $2 million. It is estimated that all of this backlog will be recognized as revenues during the fiscal year ending June 30, 2001.

As of September 30, 1999, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $2.5 million.

HEDCO Division

In the leisure and recreation segment, revenues were higher by $14,164 during the first quarter ended September 30, 2000, when compared to the same periods last year.

This increase in revenues is attributed to a higher volume of snowmaking machine part sales than last year. Traditionally, the major portion of revenues in this segment are recorded during the second quarter when snowmaking machines are normally delivered. The Company has not received any orders for snowmaking machines for export this year or last year.

Liquidity and Capital Resources

The Company's working capital at September 30, 2000 was $3,466,404 compared to $3,226,502 at June 30, 2000.

The ratio of current assets to current liabilities was 3.73 to 1 at September 30, 2000 and 3.86 to 1 at June 30, 2000.


For the three-month period ended September 30, 2000, $5,709 was provided by operations. During the same period last year, operating activities provided $314,824.

"Contract costs and related estimated profits in excess of applicable billings" increased by $335,743 as production efforts increase towards diesel operated tactical generator set orders scheduled for delivery during the third fiscal quarter. Accrued corporate income taxes amounted to $156,346 for this first quarter.

Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels. Capital expenditures in the three-month period were $8,198 as compared with $21,212 in the comparable period last year. The Company does not anticipate any significant capital expenditures for the remainder of this fiscal year.




PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders
-----------------------------------------------------------


None


Item 6.	Exhibits and Reports on Form 8-K
----------------------------------------

No reports on Form 8-K have been filed during the quarter ended
September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					THE DEWEY ELECTRONICS CORPORATION



Date	September 13, 2000		Thom A. Velto, Treasurer
                   						Principal Accounting Officer



Date	September 13, 2000		Edward L. Proskey
                   						Vice President, Operations














