Form 10-Q
period 2000-12-31
DEWEY ELECTRONICS CORP
filed 2001-02-13
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 2000
Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at December 31, 2000.








THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I	Financial Information				Page No.

Item 1	Financial Statements				 1

		Condensed consolidated balance sheets -
		December 31, 2000 and June 30, 2000		 2

		Condensed consolidated statements of earnings -
		three and six months ended December 31, 2000
		and December 31, 1999				 3

		Condensed consolidated statements of
		cash flows for the six months ended
		December 31, 2000 and 1999			 4

		Notes to condensed consolidated financial
		statements						 5

Item 2	Management's Discussion and Analysis of
		Financial Condition and Results of
		Operations						 9


Part II	Other Information

Item 4.	Submission of Matters to a Vote of Security
		Holders						14

Item 6.	Exhibits and Reports on Form 8-K		14



PART I:  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


The following unaudited condensed, consolidated balance sheets, statements of earnings, and statements of cash flows are of The Dewey Electronics Corporation. These condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of earnings for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year. The following unaudited condensed consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2000.



THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                      DECEMBER 31,    JUNE 30,
                                          2000          2000
                                      (UNAUDITED)    (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH                                $761,341      $1,176,479
  ACCOUNTS RECEIVABLE                2,408,471       1,349,965
  INVENTORIES                          531,152         534,181
  CONTRACT COSTS & RELATED EST
   PROFITS IN EXCESS OF APPLICABLE
    BILLINGS                        1,216,709        1,087,863
DEFERRED TAX ASSET                    170,475          170,475
PREPAID EXPENSES & OTHER CURRENT
   ASSETS                              49,520           33,849
  TOTAL CURRENT ASSETS              5,137,668        4,352,812

PLANT PROPERTY & EQUIPMENT - (NET)    811,898          841,956

OTHER ASSETS:
  OTHER NON CURENT ASSETS             128,412          130,512

  TOTAL OTHER ASSETS                  128,412          130,512

TOTAL ASSETS                       $6,077,978       $5,325,280

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE             $337,717         $334,701
  ACCRUED LIABILITIES                 173,746          158,203
  ACCRUED CORP INCOME TAXES           692,047          379,807
  ACCRUED PENSION COSTS               154,771          155,772
  CURRENT PORTION OF LONG TERM DEBT   105,489           97,827

    TOTAL CURRENT LIABILITIES       1,463,770        1,126,310

LONG-TERM PORTION OF LONG-TERM
  DEBT                              1,514,737        1,567,859
OTHER LONG-TERM LIABILITY              61,172           61,172
DEFERRED TAX LIABILITY                 95,320           95,320
DUE TO RELATED PARTY                  200,000          200,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
  authorized 250,000 shares, issued
  and outstanding, none
  COMMON STOCK, par value $.01;
  authorized 3,000,000 shares;
  issued and outstanding 1,693,397    16,934            16,934
  PAID IN CAPITAL                  2,835,307         2,835,307
  ACCUMMULATED EARNINGS/(DEFICIT)    410,835           (57,525)
                                   3,263,076         2,794,716
LESS TREASURY STOCK 353,866
  SHARES AT COST                    (520,097)         (520,097)

  TOTAL STOCKHOLDERS' EQUITY       2,742,979         2,274,619
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                          $6,077,978        $5,325,280
*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2


THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                         THREE MONTHS ENDED    SIX MONTHS ENDED
                             DECEMBER 31,        DECEMBER 31,
                          2000     1999       2000        1999

REVENUES             $2,365,480  $2,091,283  $4,632,884  $4,752,776

   COST OF REVENUES   1,643,062   1,642,601   3,273,501   3,714,408

GROSS PROFIT            722,418     448,682   1,359,383   1,038,368

   SELLING & ADMIN
    EXPENSES            294,776     268,870     496,752     469,654

OPERATING PROFIT        427,642     179,812     862,631     568,714

   INTEREST EXPENSE      38,554      48,259      78,304     104,763

   OTHER (INCOME)/
     EXPENSE               (646)        670       3,727         703

INCOME BEFORE INCOME
  TAXES                 389,734     130,883     780,600     463,248

INCOME TAXES            155,894      52,355     312,240     185,300

NET INCOME             $233,840     $78,528    $468,360    $277,948



NET INCOME PER SHARE:
   BASIC                $0.17        $0.06      $0.35       $0.21
   DILUTED              $0.17        $0.06      $0.34       $0.21

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
   BASIC              1,339,531    1,339,531   1,339,531  1,339,531
   DILUTED            1,376,709    1,348,698   1,372,448  1,344,114

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                      SIX MONTHS ENDED DECEMBER 31
                                      2000             1999
CASH FLOWS FROM OPERATIONS:
  NET INCOME                        468,360           277,948

ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES:
   DEPRECIATION                      76,950            70,263
   AMORTIZATION                       2,100             2,904
   DEFERRED TAXES                         0           185,300
   (INCREASE)/DECREASE IN
     ACCOUNTS RECEIVABLE         (1,058,506)          362,585
   DECREASE/(INCREASE) IN
     INVENTORIES                      3,029           105,208
   (INCREASE)/DECREASE IN
      CONTRACT COSTS AND RELATED
      ESTIMATED PROFITS IN EXCESS
      OF APPLICABLE BILLINGS       (128,846)          248,024
   (INCREASE) IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS        (15,671)          (20,394)
   INCREASE/(DECREASE) IN ACCOUNTS
      PAYABLE                         3,016          (395,381)
   INCREASE/(DECREASE) IN ACCRUED
      LIABILITIES                    15,543          (110,403)
   INCREASE IN ACCRUED CORPORATE
      INCOME TAXES                  312,240                 0
   (DECREASE)/INCREASE IN ACCRUED
      PENSION COSTS                  (1,001)           (8,000)

   TOTAL ADJUSTMENTS              ($791,146)         $440,106

NET CASH (USED IN)/PROVIDED BY
  OPERATIONS                      ($322,786)         $718,054

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   EXPENDITURES FOR PLANT,
     PROPERTY AND EQUIPMENT         (46,892)          (44,721)

NET CASH USED IN INVESTING         ($46,892)         ($44,721)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG-
     TERM DEBT                      (45,460)          (26,473)
   REPAYMENT OF LINE OF CREDIT            0          (200,000)

NET CASH (USED IN) FINANCING       ($45,460)        ($226,473)

NET INCREASE/(DECREASE) IN CASH   ($415,138)         $446,860

CASH AT BEGINNING OF PERIOD       1,176,479           288,859

CASH AT END OF PERIOD            $  761,341        $  735,719

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

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

5
THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


                   December 31, 2000           June 30, 2000

Finished Goods        $  46,800                 $  67,000
Work In Process         212,791                   192,828
Raw Materials           271,561                   274,353
                       ________                  ________
       Total           $531,152                  $534,181
                        =======                   =======

NOTE 5:	USE OF ESTIMATES

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

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of December 31, 2000, the carrying values of such assets are appropriate.




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

Net Income per share has been presented pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period. Diluted net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                       Three Months Ended December 31,
                            2000                  1999
              Income  Shares     Per    Income  Shares    Per
                                 Share                    Share
                                 Amount                   Amount

Basic Net
Income
per common
share        $233,840  1,339,531  $.17  $78,528  1,339,531  $.06


Effect of
dilutive
securities        --      37,178   --       --       9,167    --


Diluted net
income
per common
share        $233,840  1,376,709  $.17  $78,528  1,348,698  $.06

                      Six Months Ended December 31,
                           2000                   1999
                Income  Shares     Per    Income  Share    Per
                                   Share                   Share
                                   Amount                 Amount

Basic Net
Income per
Common
Share         $468,360  1,339,531  $.35  $277,948  1,339,531  $.21

Effect of
dilutive
securities         --      32,917    --        --      4,583    --

Diluted net
income
per common
share          $468,360  1,372,448  $.34  $277,948  1,344,114  $.21






THE DEWEY ELECTRONICS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements in this Form 10-Q may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-Q are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Government Defense Business". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Operating Segments

The Company is organized into operating segments on the basis of the type of products offered.

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




Consolidated Results of Operations

Consolidated revenues for the three month period ended December 31, 2000 were $2,365,480 which is an increase of $274,197 compared to the same period last year and an increase of $98,076 compared to the prior three month period ended September 30, 2000. The electronic segment of business accounted for the increase in revenues which was partially offset by a reduction in revenues by the leisure and recreation segment of business. These segments are discussed in more detail below.

Consolidated revenues for the six month period this year were $4,632,884, which is $119,892 lower than the same period last year. Last year first quarter revenues were higher than previous years had been during the same period. Revenues for the six month period are discussed below according to business segment.

Cost of revenues remained level with last year for the three month period when compared to last year. The cost of revenues for the six month period remained lower than last year. This is a result of costs during the first quarter this year being lower than the first quarter last year and the lower amounts being carried forward over the six month period. Costs of revenues are also discussed further below in sections of business segment.

In June 2000, the Company made a voluntary principal reduction payment toward its mortgage in the amount of $500,000. This principal payment has reduced the amount of interest expenses.

As a result of the above, net income continues to be higher than last year.

Information about the Company's operations in the two segments for the fiscal periods ended December 31, 2000 and 1999 is as follows:


                   Three months ended               Six months ended
                      December 31,                    December 31,
                   2000         1999              2000         1999

Electronic Segment
  Revenues       $2,300,879   $1,806,678        $4,541,544   $4,455,596
  Operating
    Income      $   431,692   $   138,773       $  874,041   $  563,427

HEDCO
  Revenues          $64,601      $284,605        $  91,340     $297,180
  Operating (Loss) ($ 4,050)    $  41,039         ($11,410)  $    5,287

Electronics Segment

(In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs for each contract. Elements of these costs include material, labor and overhead expenses.)

In the electronic segment, revenues increased by $494,201 during the three month period ended December 31, 2000 compared to the same three month period of last year.

Actual costs incurred during the three month period increased compared to last year as production efforts have remained level with the prior quarter. Last year material receipts were lower during the second quarter as more material had been received in prior quarters. This year, additional orders received during the year provided a more uniform delivery schedule. The Company experiences differences in the amount of material received from time to time in the normal course of business. Material receipts are dependent upon project requirements and vendor delivery schedules.

For the six month period ended December 31, 2000 revenues increased by $85,948 compared to the six month period last year. Continued production efforts under the Company's contract with the U.S. Army for diesel operated tactical generator sets have provided 87% of electronic product revenues compared to 85% of such revenues for the six month period last year.

The remaining 13% and 15% of electronic segment revenues for the six month periods ended December 31, 2000 and 1999, respectively, were derived from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy. The Company has also been trying to develop a market for the use of its sophisticated CNC machining centers. As a result, a small customer base is beginning to develop.

As of December 31, 2000, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $11 million. It is estimated that approximately $6 million of this backlog will be recognized as revenues during the fiscal year ending June 30, 2001.

As of December 31, 1999, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $7 million.

The contract with the U.S. Army for diesel operated tactical generator sets allows for production orders to be placed at any time through August 2001, though the Army is not obligated to place these orders. Since its initial award, which funded $1 million in 1996, the Army has placed an annual production order each year plus some additional orders. The most recent order which was placed in November 2000 brought the total orders on this contract to $33 million. Deliveries of this production order are projected out to early calendar year 2002.


HEDCO Division

In the leisure and recreation segment, revenues were lower by $220,004 and $205,840 for the three and six month periods ended December 31, 2000, respectively, when compared to the same periods last year. Last year, one ski area purchased snowmaking machines amounting to $201,500, which did not occur this year. Traditionally, the major portion of revenues in this segment are recorded during the second quarter when snowmaking machines are normally delivered.

Liquidity and Capital Resources

The Company's working capital at December 31, 2000 was $3,673,898 compared to $3,226,502 at June 30, 2000.

The ratio of current assets to current liabilities was 3.51 to 1 at December 31, 2000 and 3.86 to 1 at June 30, 2000.

For the six month period ended December 31, 2000, $322,786 was used by operations, while investing and financing activities used $46,892 and $45,460, respectively.

The net cash used by operations resulted primarily from net income before depreciation and amortization offset, in part, by an increase in accounts receivable. These billings had been subsequently collected during the first week of January.

Investing activities of $46,892 include capital expenditures for building improvements and tooling and equipment. The Company does not anticipate any significant capital expenditures for the remainder of this fiscal year.

Financing activities of $45,460 were used towards principal payments of the Company's mortgage note with Sovereign Bank.

The Company also has a note payable to an officer in the amount of $200,000. This note bearing the interest rate of 9%, has been classified on its Balance sheet as a long term liability because it is subordinate to the mortgage note with Sovereign Bank.

On November 28, 2000, Sovereign Bank agreed to extend the Company's line of credit of $500,000 for an additional year and reduce the interest rate from .75% plus the prime rate to .25% plus the prime rate. There were no outstanding borrowings against this line of credit facility.

The Company's borrowing capacity at December 31, 2000 remained above its use of outside financing. Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels.



Government Defense Business

The electronics segment of business provides most of the Company's revenues. Virtually all of the electronic product revenues are attributable to business with the Department of Defense of the Federal Government or with other government contractors. Aside from replacement part and other short-term business, the Company's electronics segment revenues have in recent years been dependent upon single projects. Thus, until recently a single program, the ADCAP torpedo program with the U.S. Navy, was responsible for all of the Company's electronics segment revenues from long-term projects; and currently the tactical generator set program of the U.S. Army accounts for all such long-term revenues.

Since the early production phases under the generator set project, management has been focusing on two main objectives. The maintenance and extension of its participation in the generator set project and the receipt of another large award.

The Department of Defense Directive 4140.25 regarding Bulk Petroleum Management Policy (normally referred to as the "DOD single fuel forward policy"), requires that all mobile electric power sets use diesel type fuels only and that those using gasoline fuels be eliminated. It is the belief of management that the Department of Defense will continue to require diesel operated tactical generator sets. The lightweight generator has also gained momentum from the U.S. Army's transformation to the new mobile objective force. The digitized battlefield continued to develop new applications for small diesel driven generator sets. Currently, the U.S. government is in process of releasing a "re-procurement' solicitation. The competitive 're-procurement' is expected to include two production years and eight option years. The DoD Project Manager - Mobile Electric Power Master Plan identifies a June 2001 contract award schedule. As the incumbent contractor, the Company believes that it has a viable opportunity to receive such an award, although no assurances can be made that it will do so. The nature of the competitive bid process precludes any predictability with certainty.

The second main objective of management is the receipt of another large award. The Company, which was incorporated in 1955, has many years of experience in contracting with the Department of Defense. These years had been dependent upon replacing government contracts. Management believes that by pursuing awards which utilize its technical expertise and its sophisticated machining capabilities, the Company has its best opportunity for success. Currently, the Company is actively pursuing Department of Defense procurement opportunities primarily in small sized generator sets and power generating systems.

It should be recognized that Department of Defense business is subject to changes in military procurement policies and objectives and to government budgetary constraints and that the Company bids for Department of Defense business in competition with many defense contractors, including firms that are larger in size and have greater financial resources.






PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders
-------------------------------------------------------------------------
------------------

On December 6, 2000, at the Company's annual meeting of shareholders, the following six directors were elected to serve for the ensuing year. Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the nominees for directors):

Name                      For                        Withheld

Alexander A. Cameron     1,084,514                  3,692
Frances D. Dewey         1,084,492                  3,714
Gordon C. Dewey          1,085,176                  3,030
John H.D. Dewey          1,084,492                  3,714
Pasquale A. Nolletti     1,084,514                  3,692
Nathaniel Roberts        1,084.973                  3,233

John G. McQuaid, who had been included in the proxy statement for re-election, died prior to the annual meeting. Accordingly, proxy's received for his re-election were not voted.

Item 6.	Exhibits and Reports on Form 8-K
------------------------------------------------------------------

No reports on Form 8-K have been filed during the quarter ended December
31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						THE DEWEY ELECTRONICS CORPORATION

                                           /s/
February 13, 2001				Thom A. Velto, Treasurer
						Principal Accounting Officer

                                           /s/
February 13, 2001				Edward L. Proskey
						Vice President, Operations





