Form 10-Q
period 2001-03-31
DEWEY ELECTRONICS CORP
filed 2001-05-10
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 2001
Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at March 31, 2001.



THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I   Financial Information             Page No.

Item 1   Financial Statements                   1

Condensed consolidated balance sheets -
March 31, 2001 and June 30, 2000                2

Condensed consolidated statements of
earnings - three and nine months ended
March 31, 2001 and March 31, 2000               3

Condensed consolidated statements of
cash flows for the nine months ended
March 31, 2001 and 2000                        4

Notes to condensed consolidated
financial statements                           5

Item 2  Management's Discussion and
Analysis of Financial Condition
and Results of Operations                      9


Part II     Other Information

Item 4.    Submission of Matters to a Vote
of Security Holders                            15

Item 6.   Exhibits and Reports on Form 8-K     15


PART I:  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


The following unaudited condensed, consolidated balance sheets, statements of earnings, and statements of cash flows are of The Dewey Electronics Corporation. These condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of earnings for the period ended
March 31, 2001 are not necessarily indicative of the results to be expected for the entire year. The following unaudited condensed consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2000.


THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                             MARCH 31,        JUNE 30,
                              2001              2000
                           (UNAUDITED)        (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH                      $2,887,000       $1,176,479
  ACCOUNTS RECEIVABLE          248,808        1,349,965
  INVENTORIES                  530,374          534,181
  CONTRACT COSTS & RELATED
    EST PROFITS IN EXCESS
    OF APPLICABLE BILLINGS   1,620,740        1,087,863
DEFERRED TAX ASSET             170,475          170,475
PREPAID EXPENSES & OTHER
  CURRENT ASSETS                84,823           33,849
  TOTAL CURRENT ASSETS       5,542,220        4,352,812

PLANT PROPERTY & EQUIPMENT
  - (NET)                      802,814          841,956

OTHER ASSETS:
  OTHER NON CURENT ASSETS      127,362          130,512
  TOTAL OTHER ASSETS           127,362          130,512

TOTAL ASSETS                $6,472,396       $5,325,280

LIABILITIES & STOCKHOLDERS
EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE      $527,068         $334,701
  ACCRUED LIABILITIES          170,701          158,203
  ACCRUED CORP INCOME TAXES    677,756          379,807
  ACCRUED PENSION COSTS        160,543          155,772
  CURRENT PORTION OF LONG
     TERM DEBT                 107,680           97,827

  TOTAL CURRENT LIABILITIES  1,643,748        1,126,310

LONG-TERM PORTION OF
   LONG-TERM DEBT            1,486,995        1,567,859
OTHER LONG-TERM LIABILITY       61,172           61,172
DEFERRED TAX LIABILITY          95,320           95,320
DUE TO RELATED PARTY           200,000          200,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value
   $1.00; authorized 250,000
  Shares; issued and outstanding,
   none
  COMMON STOCK, par value $.01;
    authorized 3,000,000
    shares; issued and
    outstanding 1,693,397       16,934          16,934
  PAID IN CAPITAL            2,835,307       2,835,307
  ACCUMMULATED EARNINGS/
    (DEFICIT)                  653,017         (57,525)
                             3,505,258       2,794,716
LESS TREASURY STOCK
  353,866 SHARES AT COST      (520,097)       (520,097)

  TOTAL STOCKHOLDERS'
     EQUITY                  2,985,161       2,274,619
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY      $6,472,396      $5,325,280

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
2

THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                 THREE MONTHS ENDED      NINE MONTHS ENDED
                       MARCH 31,             MARCH 31,
                 2001       2000         2001       2000

REVENUES     $3,440,125  $1,842,929  $8,073,009  $6,595,705

   COST OF
     REVENUES 2,726,293   1,373,552   5,999,794   5,087,960

GROSS PROFIT    713,832     469,377   2,073,215   1,507,745

   SELLING &
    ADMIN
    EXPENSES    275,585     236,121     772,337     705,775

OPERATING
  PROFIT        438,247     233,256   1,300,878     801,970

   INTEREST
    EXPENSE      37,931      49,842     116,235     154,605

   OTHER (INCOME)/
      EXPENSE    (3,326)     (1,533)        401        (830)

INCOME BEFORE
  INCOME TAXES  403,642     184,947   1,184,242     648,195

INCOME TAXES   (161,460)    (73,978)   (473,700)   (259,278)

NET INCOME     $242,182    $110,969    $710,542    $388,917



NET INCOME PER SHARE:
   BASIC             $0.18       $0.08    $0.53    $0.29
   DILUTED           $0.18       $0.08    $0.52    $0.29

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
   BASIC        1,339,531  1,339,531  1,339,531  1,339,531
   DILUTED      1,380,031  1,367,031  1,376,420  1,351,753

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS




THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                             NINE MONTHS ENDED MARCH 31
                                  2001        2000
CASH FLOWS FROM OPERATIONS:
  NET INCOME                     710,542      388,917

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
   DEPRECIATION                   96,623      105,819
   AMORTIZATION                    3,150        3,951
   DEFERRED TAXES                      0      259,278
   DECREASE/(INCREASE)
     IN ACCOUNTS RECEIVABLE    1,101,157   (1,080,426)
   DECREASE IN INVENTORIES         3,807      124,961
   (INCREASE)/DECREASE IN
    CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS      (532,877)   1,083,757
   (INCREASE) IN PREPAID
     EXPENSES AND OTHER
     CURRENT ASSETS              (50,974)     (35,482)
   INCREASE/(DECREASE)
     IN ACCOUNTS PAYABLE         192,367     (154,019)
   INCREASE/(DECREASE) IN
     ACCRUED EXPENSES             12,498      (80,690)
   INCREASE IN ACCRUED
     CORPORATE INCOME
     TAXES                       297,949            0
   INCREASE/(DECREASE) IN
     ACCRUED PENSION COSTS         4,771       (7,000)

   TOTAL ADJUSTMENTS          $1,128,471     $220,149

NET CASH (USED IN)/PROVIDED
   BY OPERATIONS              $1,839,013     $609,066

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   EXPENDITURES FOR PLANT,
   PROPERTY AND EQUIPMENT       (57,481)      (63,577)

NET CASH USED IN INVESTING     ($57,481)     ($63,577)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   PRINCIPAL PAYMENTS OF
     LONG-TERM DEBT             (71,011)      (40,123)
   REPAYMENT OF SHORT TERM
     BORROWINGS                       0      (200,000)

NET CASH (USED IN) FINANCING   ($71,011)    ($240,123)

NET INCREASE/(DECREASE)
  IN CASH                    $1,710,521      $305,366

CASH AT BEGINNING OF PERIOD   1,176,479       288,859

CASH AT END OF PERIOD        $2,887,000      $594,225

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2001

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

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


                    March 31, 2001    June 30, 2000

Finished Goods       $  46,800        $  67,000
Work In Process        203,492          192,828
Raw Materials          280,082          274,353

           Total      $530,374         $534,181
                       =======          =======

NOTE 5:	USE OF ESTIMATES

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

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of March 31, 2001, the carrying values of such assets are appropriate.





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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                   Three Months Ended March 31,
                     2001                  2000
          Income    Shares   Per   Income   Shares  Per
                            Share                  Share
                            Amount                 Amount
Basic
Net
Income
per
common
share   $242,182  1,339,531  $.18 $110,969 1,339,531 $.08

Effect
Of
dilutive
Securities    --     40,500    --      --    27,500    --

Diluted
Net
income
per
common
share   $242,182  1,380,031  $.18 $110,969 1,367,031 $.08

                  Nine Months Ended March 31,
                     2001                    2000
         Income     Shares    Per   Income   Shares  Per
                             Share                   Share
                             Amount                 Amount

Basic
Net
Income
per
common
share   $710,542  1,339,531  $.53  $388,917 1,339,531 $.29

Effect
of
dilutive
securities   --      36,889    --       --     12,222   --

Diluted
net
income
per
common
share   $710,542  1,376,420  $.52  $388,917 1,351,753 $.29






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



Consolidated Results of Operations

Consolidated revenues for the three month period ended
March, 2001 were $3,440,125 which is an increase of $1,597,196 compared to the same period last year and an increase of $1,074,645 compared to the prior three month period ended December 31, 2000. The electronic segment of business accounted for the increase in revenues which was partially offset by a reduction in revenues by the leisure and recreation segment of business. These segments are discussed in more detail below.

Consolidated revenues for the nine month period this year were $8,073,009, which is $1,477,304 higher than the same period last year. Revenues in the electronic segment have continued steadily. Revenues for the nine month period are discussed below according to business segment.

Cost of revenues have increased when compared to last year for the three and nine month period.
This is also a result of continuous production efforts in the electronics segement. Costs of revenues are also discussed further below in sections of business segments.

In June 2000, the Company made a voluntary principal reduction payment toward its mortgage in the amount of $500,000. This principal payment has reduced the amount of interest expenses.


Information about the Company's operations in the two segments for the fiscal periods ended March 31, 2001 and 2000 is as follows:

                  Three months ended   Nine months ended
                      March 31,           March 31,
                  2001    2000       2001       2000

Electronic Segment
  Revenues     $3,434,930 $1,808,773 $7,976,474 $6,264,369
  Operating
    Income       $470,012   $261,452 $1,344,053   $824,879



HEDCO
  Revenues    $5,195         $34,156    $96,535   $331,336
  Operating
  (Loss)    ($31,764)       ($28,196)  ($43,175)  ($22,909)

Electronics Segment

(In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs for each contract. Elements of these costs include material, labor and overhead expenses.)

In the electronic segment, revenues increased by $1,626,157 during the three month period ended March 31, 2001 compared to the same three month period of last year.

Production efforts towards the 2kW diesel operated tactical generator set project continue. The receipt of additional orders this year has provided a more uniform delivery schedule than last. This resulted in higher revenues this year. In addition, last year's annual award was not received until December, which caused a slight delay in material handling. This caused production efforts on this award to not begin until February of last year resulting in lower revenues in the third quarter last year. The Company experiences variable amounts of material received from time to time during the normal course of business. Material receipts are dependent upon project requirements and vendor delivery schedules.

The award received in November 2000 brought the total orders for 2kW tactical generator sets to $33 million.
This contract, which is with the U.S. Army, initially funded $1 million in 1996 and allows for production orders to be placed at any time through August 2001.
The Army has placed an annual production order each year plus some additional orders. These diesel operated generator sets are being supplied to various branches of the Armed Forces. Deliveries of the current production order are projected out to fiscal quarter ending March
2002.  See "Government Defense Business" below.

For the nine month period ended March 31, 2001 revenues increased by $1,712,105 compared to the nine month period last year. Continued production efforts under the Company's contract with the U.S. Army for diesel operated tactical generator sets, discussed above, have provided
89% of electronic product revenues compared to 84% of such revenues for the nine month period last year.

The remaining 11% and 16% of electronic segment revenues for the nine month periods ended March 31, 2001 and 2000, respectively, were derived from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continues to be attributable to the Company's Pitometer
Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy. The Company has also been trying to develop a market for the use of its sophisticated CNC machining centers. As a result, a small customer base is steadily developing.

As of March 31, 2001, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $8 million.
It is estimated that approximately $3 million of this backlog will be recognized as revenues during the fiscal year ending June 30, 2001.

As of March 31, 2000, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $6 million.





HEDCO Division

In the leisure and recreation segment, revenues were lower by $28,960 and $234,800 for the three and nine month periods ended March 31, 2001, respectively, when compared to the same periods last year. Last year, one ski area purchased snowmaking machines amounting to $201,500, which did not occur this year.
Traditionally, the major portion of revenues in this segment are recorded during the second quarter when snowmaking machines are normally delivered.

Liquidity and Capital Resources

The Company's working capital at March, 2001 was $3,887,096 compared to $3,226,502 at June 30, 2000.

The ratio of current assets to current liabilities was 3.35 to 1 at March 31, 2001 and 3.86 to 1 at
June 30, 2000.

For the nine month period ended March 31, 2001, operations provided net cash of $1,128,471, while investing and financing activities used $57,481 and $71,011, respectively.

The net cash provided by operations resulted primarily from net income before depreciation and amortization and collections of 'accounts receivable'. An increase in 'contract costs and related estimated profits in excess of applicable billings' of $532,877 was offset by an increase in "trade accounts payable" of $192,367 and an increase in "accrued corporate income taxes" of $297,949.

Investing activities of $57,481 include capital expenditures for building improvements and tooling and equipment. The Company does not anticipate any significant capital expenditures for the remainder of this fiscal year.

Financing activities of $71,011 were used towards principal payments of the Company's mortgage note with Sovereign Bank.

The Company also has a note payable to an officer in the amount of $200,000. This note bearing the interest rate of 9%, has been classified on its Balance sheet as a long term liability because it is subordinate to the mortgage note with Sovereign Bank.

On November 28, 2000, Sovereign Bank agreed to extend the Company's line of credit of $500,000 for an additional year and reduce the interest rate from 75% plus the prime rate to .25% plus the prime rate. There were no outstanding borrowings against this line of credit facility.

The Company's borrowing capacity at March 31, 2001 remained above its use of outside financing. Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels.

Government Defense Business

The electronics segment of business provides most of the Company's revenues. Virtually all of the electronic product revenues are attributable to business with the Department of Defense (DOD) of the Federal Government or with other government contractors. Aside from replacement part and other short-term business, the Company's electronics segment revenues have in recent years been dependent upon single projects. Thus, until recently a single program, the ADCAP torpedo program with the U.S. Navy, was responsible for all of the Company's electronics segment revenues from long-term projects; and currently the tactical generator set program of the U.S. Army accounts for all such long-term revenues.

Since the early production phases under the generator set project, management has been focusing on two main marketing objectives. The maintenance and extension of its participation in the generator set project and the receipt of another large award.

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

Under the current contract with the U.S. Army for 2kW diesel operated tactical generator sets, production orders may be placed at any time through August 2001.

Recently, the DOD Project Manager-Mobile Electric
Power and the U.S. Army Communications and Electronics
Command released a solicitation for company's to bid on a re-procurement of these generator sets.
The contract, which is scheduled to be awarded in June 2001, is to be for a ten year period. The
Company, as the incumbent contractor, believes that it has a viable opportunity to receive this award, although no assurances can be made that it will do so. The nature of the competitive bid process precludes any predictability with certainty.

The Company has also submitted a proposal to supply the U.S. Army with a slightly larger 3kW tactical quiet generator set, which is also diesel operated.
This proposal was also in response to a solicitation for company's to bid on a re-procurement also released by the DOD Project-Manager-Mobile Electric Power and the U.S. Army Communications and Electronics Command.
The Governments goal (DODD 4120.11 - Standardization of Mobile Electric Power Generating Sources) is to standardize mobile electric power sources as much as practical. The solicitation was also intended to allow for the replacement of military standard generator sets procured and fielded throughout the 1970's and early 1980's. No assurances can be made that the Company will receive this award. The nature of the competitive bid process precludes any predictability with certainty.

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


None


Item 6.	Exhibits and Reports on Form 8-K


No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   THE DEWEY ELECTRONICS CORPORATION




May 10, 2001
Date               Thom A. Velto, Treasurer
                   Principal Accounting Officer


May 10, 2001
Date               Edward L. Proskey
                   Vice President, Operations













