Form 10-K
period 2001-06-30
DEWEY ELECTRONICS CORP
filed 2001-09-24
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

or

|   |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on August 31, 2001: $2,989,392.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at August 31, 2001.
Page 1 of 36 Pages


THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS


Item                                                             Page

PART I
 1.  Business                                                      3

 2.  Properties                                                    5

 3.  Legal Proceedings                                             6

 4.Submission of Matters to a Vote of Security Holders             6

PART II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                           7

 6.  Selected Financial Data                                       8

 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           9

 8.  Financial Statements and Supplementary Data                  17

 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                          32

PART III

10.  Directors and Executive Officers of the Registrant           33

11.  Executive Compensation                                       33

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                   33

13.  Certain Relationships and Related Transactions               33

PART IV

14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                                  34

15.  Signatures                                                   35

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

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2001 are set forth in Note L - Operating Segments of the Notes to the Financial Statements.

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

As of August 31, 2001, the Company had a work force of 38 employees, of whom 9 were technical or professional personnel. Last year at the same date, the work force included 39 employees, of whom 9 were technical or professional personnel. The steady workforce is the result of continued production efforts in the electronics segment of business. Fluctuations in the work force sometimes result from the seasonal nature of the leisure and recreation segment of business.

ELECTRONICS SEGMENT

This segment of business accounted for 99% of total revenues in fiscal year 2001, 96% of total revenues in fiscal 2000 and 97% of total revenues in fiscal 1999.

Since 1997, most of the Company's electronic segment products have been manufactured in accordance with a contract with the U.S. Army to supply diesel operated tactical generator sets to the Armed Forces. Prior to the receipt of this contract, most of the Company's production efforts were towards contracts with the U.S. Navy, primarily working on the Navy's ADCAP torpedo program. Through its Pitometer
Log Division, the Company continues to work either as a prime contractor or subcontractor, for the U.S. Navy. The Pitometer Log Division manufactures speed and distance measuring instrumentation and provides original and replacement parts.

The Company's initial contract with the U.S. Army to provide diesel operated tactical generator sets was awarded in 1996. The award included five annual purchasing periods, the last period of which expired in August 2001. During the term of this contract, the Company received annual orders which totaled approximately $33 million.
These diesel operated generator sets are being supplied to various branches of the Armed Forces. Deliveries of the current production order are scheduled to continue to the fiscal quarter ending
March 2002.

On September 7, 2001, the Company was awarded a ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets. This new order is a ten-year indefinite delivery, indefinite quantity contract that replaces the initial contract under which Dewey Electronics has been the sole producer of this generator for the Army since 1997. The Company has already delivered approximately 5,200 of these lightweight diesel generators. Dewey generators are currently being fielded by both active and reserve components of the U.S. Armed Forces. They have been delivered to Fort Bragg, Fort Campbell, the New Brigade Combat Team in Fort Lewis and multiple installations throughout the United States and Europe.

The electronics segment of business provides most of the Company's revenues. Virtually all of the electronic product revenues are attributable to business with the Department of Defense (DOD) of the Federal Government or with other government contractors.
Aside from replacement part and other short-term business, the Company's electronics segment revenues have in recent years been dependent upon single projects. Thus, until 1997 a single program, the ADCAP torpedo program with the U.S. Navy, was responsible for all of the Company's electronics segment revenues from long-term projects; and currently the tactical generator set program of the U.S. Army accounts for all such long-term revenues.

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


LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 1% of the Company's revenues in fiscal year 2001, 4% of the Company's revenues in fiscal 2000 and 3% of the Company's revenues in fiscal 1999.

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

The Company has sold snowmaking equipment to over three hundred different locations in the United States and abroad. Marketing is performed by the Company's employees in the domestic market and by distributors and representatives in foreign markets. In fiscal 2001, all revenues were from domestic sales.

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

Under the terms of a mortgage note to Sovereign Bank described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations both the land and building are subject to the lien of a mortgage securing indebtedness in the amount of $1,568,595. The Company also has a line of credit with the Bank, under which the Company may borrow up to an additional $500,000 that would be secured by a lien on substantially all of the Company's' machinery, equipment and other personal property.


Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol "DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

Quarterly Common Stock Price Range

              Fiscal Year 2001        Fiscal Year 2000

Quarter       High      Low           High        Low

1st           $3.25     $1.3125       $2.375      $1.1875
2nd           3.625     2.3125        2.625        2.375
3rd           3.375     2.50          3.125        2.1875
4th           3.80      2.25          2.625        1.3125

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during the fiscal years 2001 and 2000. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of August 31, 2001 was 713.


Item 6.  Selected Financial Data



(In thousands of dollars, except per share amounts)



                                            Year ended June 30,
                         2001     2000        1999       1998    1997
Revenues................ $10,886  $10,409(1)  $8,632(3)  $2,325  $3,828
Income/(loss) before
  income taxes.......... $1,838   $1,543(2)   $935(3)    $ (748) $ (155)
Net income/(loss)..      $1,103    $926(1)(2) $561(3)    $ (447) $    7(4)
Net income/(loss) per
  share - basic           $.82     $.69        $.42      $ (.33) $  .01
Net income/(loss) per
  share - diluted         $.80     $.69        $.42      $ (.33) $  .01
Cash dividends per
  common share.......       --       --          --         --       --
Total assets.........     $6,618   $5,325     $5,776      $4,713  $4,645
Long-term obligations...  $1,815   $1,924     $2,427      $2,481  $1,843
Working capital......     $4,728   $3,227     $2,413      $1,444  $1,508
Stockholders' equity...   $3,378   $2,275     $1,349      $  788  $1,235


(1) Revenues in fiscal year 2000 includes $702 as a result of notification of the final closeout of a contract with the U.S. Navy.

(2) Income in fiscal year 2000 includes a charge for an inventory provision in the amount of $353.

(3) The increases in this selected financial data relate to the Company's contract with the U.S. Army to supply diesel operated tactical generator sets over five annual purchasing periods.

(4) In fiscal 1997, net income was increased by an extraordinary gain of $100 net of income taxes.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report. Certain statements in this Form 10-K may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-K are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and specifically, the factors discussed below under "Government Defense Business". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2001, 2000, and 1999 are set forth in Note L - Operating Segments of the Notes to the Financial Statements.

Results of Operations

The Company's fiscal year ends on June 30. Accordingly, all references to years in this Management's Discussion refer to the fiscal year ended June 30 of the indicated year. Also, when referred to herein, operating profit means net sales less operating expenses, without deductions for general corporate expenses, interest and income taxes.

Revenues

Revenues increased by 5% this year over fiscal year 2000 and 26% over fiscal year 1999 as a result of higher revenues in the electronic segment. The leisure and recreation segment revenues had decreased and is discussed further in the section entitled Leisure and Recreation.

Information about the Company's operations in the two segments are set forth in Note L - Operating Segments of the Notes to the Financial Statements.


Electronic Products

In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs for each contract, elements of the these costs include material, labor and overhead expenses.

Electronic product revenues accounted for 99% of total revenues in 2001, 96% of total revenues in 2000 and 97% of total revenues in 1999.

In the past fiscal year, 88% of the electronic product revenues were derived from production efforts towards providing the Armed Forces with diesel operated tactical generator sets. In 1996, the Company was awarded a contract with the U.S. Army to supply tactical generator sets, which operate on diesel fuels. This contract included five annual purchasing periods including price escalations for each year, and the Army placed an annual production order each year plus some additional orders. The initial award funded $1 million in 1996 and the Company received total orders under the contract of approximately $33 million.
The Company has already delivered approximately 5,200 of these lightweight diesel generators, and deliveries of the final production order are projected out to the fiscal quarter ending March 2002. Dewey generators are currently being fielded by both active and reserve components of the U.S. Armed Forces. They have been delivered to Fort Bragg, Fort Campbell, the New Brigade Combat Team in Fort Lewis and multiple installations throughout the United States and Europe.

This contract for diesel operated tactical generator sets accounted for 78% of the electronic segment revenues in fiscal year 2000 and 94% in 1999.

In fiscal year 2000, production efforts toward the tactical generator sets were delayed. The annual award had not been received until December 1999 which caused a slight delay in material handling. The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon project requirements and vendor delivery schedules. The receipt of additional orders this year has provided a more uniform delivery schedule than last. This resulted in higher revenues this year.

The remaining revenues of the electronic segment revenues were the result of various short term orders, more limited in scope, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of these other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy. The Company has also been developing a small customer base, which utilizes its sophisticated CNC machining centers.

On September 7, 2001, the Company was awarded a new ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets. This new order is a ten-year indefinite delivery, indefinite quantity contract that replaces the initial contract described above under which Dewey Electronics has been the sole producer of this generator for the Army since 1997. For additional information regarding the new contract, see "Government Defense Business", below.

Management's focus on the maintenance and extension of its participation in the generator set project has been recognized. During the fourth quarter of 2001, the Company was honored by the Defense Supply Center, Richmond, with its highest level award as Best Value Gold Medallist. Management accepted this award as a recognition of the Company's on-going commitment to product quality and performance. The Company has also been recognized in Defense Contract Administration reports as having an outstanding professional staff.

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately
$6 million on June 30, 2001, $4 million on June 30, 2000 and
Almost all of this backlog is attributable to the U.S.
Army contract for diesel operated tactical generator sets. It is estimated that the present backlog will be shipped during the next 12 months and recognized as fiscal year 2002 revenues.

Leisure and Recreation

In the leisure and recreation segment, sales of snowmaking machines and related parts amounted to $124,968 in fiscal year In fiscal years 2000 and 1999 sales amounted to $375,546 and $276,657 respectively. There were no export sales of snowmaking machines during the last three fiscal years.

The Company had decided to re-evaluate its marketing strategy and as a result, fewer machines were sold last year than in previous years. This upcoming year is expected to demonstrate more positive results. Competition in foreign markets remains to be stronger than in the domestic market and the Company is directing its efforts in the domestic market.

As of June 30, 2001, the Company had $81,000 backlog of orders for snowmaking machines. There was no backlog of orders for snowmaking equipment as of June 30, 2000. At June 30, 1999, there was a backlog of orders in the amount of $201,500.

Gross Profit

Gross Profit was 27% in 2001, 26% in 2000 and 23% in 1999.

In the electronics segment, gross profit was 27% of revenues as a result of continued production efforts towards the contract for diesel operated tactical generator sets. In 2000, gross profit was 30% and in 1999, gross profit was 24%.

During the fourth quarter of fiscal year 2000, the Company's management reviewed inventory for pricing and marketability. Inventory is comprised almost entirely of machines and parts for its snowmaking business. Consideration was given (among other factors) to technological advances in the industry, the number of snowmaking machines at customer sites requiring support services, profitability and inventory carrying costs. As a result, management determined that a reduction of inventory in the amount of $353,092 was appropriate. Management believes that the current inventory value is appropriate and does not require further write-offs.


Selling, General and Administrative Expenses

In 2001, selling, general and administrative expenses of $1,017,002 were 9% of revenues. In 2000 and 1999, selling, general and administrative expenses remained at 10% of revenues
($939,094) and ($841,107), respectively

Interest Expense

Interest expense for the last three fiscal years amounted to $153,681 in 2001, $204,283 in 2000 and $216,017 in 1999.
The reduction in interest expense is the result of a principal reduction payment in the amount of $500,000 made by the Company in June 2000. The Company has made an additional principal reduction payment in August 2001, which is not reflected in its financial statements presented herein.

Under a borrowing arrangement with Sovereign Bank, effective September 18, 1997, the interest rate for the Company's mortgage note is 8.25%. The Company also has a line of credit facility under the Sovereign Bank borrowing arrangement which carries an interest rate of .25% over the prime rate for its outstanding borrowings. The prime rate as of June 30, 2001 was 6.75%. Interest payments made to Sovereign Bank constitute essentially all of the Company's interest expense.

Other Income-Net

The amounts reported as Other Income represent the net effect of interest and miscellaneous items such as the sale of scrap, discounts, bank transaction fees and other like items.

Other Income of $21,836 for fiscal year 2001 was the result of interest received in the amount of $7,785 and the net income of miscellaneous and scrap sales of $14,051.

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

The provision for income taxes for the fiscal years 2001, 2000, and 1999 was at an effective rate of 40%.

Inflation


Historically, inflation and price changes have not had a material effect on operations.


Liquidity and Capital Resources

At June 30, 2001, the Company's working capital was $4,727,351 compared to $3,226,502 at June 30, 2000.

The ratio of current assets to current liabilities was 5.87 at June 30, 2001 and 3.86 the prior year.

During fiscal year 2001, operations provided $1,074,114 net cash as compared to $1,757,904 net cash provided in 2000 and $162,544 net cash provided in 1999.

The net cash provided by operations during 2001 consisted primarily of net income before depreciation and amortization, collections of "accounts receivable", reductions in inventories and the accrual of corporate income taxes, all of which were almost entirely offset by an increase in unbilled 'contract costs and related estimated profits in excess of applicable billings'. These costs are being billed as deliveries are being made on the Company's long term projects.

Last year, net cash provided by operations consisted primarily of net income before depreciation and amortization which was increased by the accrual of corporate income taxes and a reduction in inventories. These increases in net cash were partially offset by an increase in 'accounts receivable' and reductions in trade accounts payable and accrued expenses.

Investing activities, which include capital expenditures for building improvements, tooling and equipment, used $63,252 in net cash during 2001 and $116,229 net cash during fiscal year 2000.

Net cash used in financing activities this year amounted to $97,090 of principal payments made towards the Company's long term debt.
In addition, the Company made another principal reduction payment of $500,000 on August 23, 2001.

Last year, the Company made principal payments of $54,055 plus an additional principal reduction payment of $500,000. It also repaid its short term borrowings of $200,000 under its line of credit agreement with Sovereign Bank (the "Bank").

The Company has a Mortgage Note payable to Sovereign at an interest rate of 8.25% per annum, payable in monthly installments of approximately $20,000 with a final maturity in year 2002. At
August 31, 2001, the outstanding principal balance was approximately
$1 million.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at the rate of .25% plus the prime rate, which may be renewed on October 31 of each year. There were no outstanding borrowings against this line of credit.

The Mortgage Note is secured by a first mortgage on all of the Company's land and its building. Borrowings under the line of credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property.

The Company is currently under negotiations with the Bank to renew the term of its mortgage Note.

The Company also has a note payable to an officer in the amount of $200,000. This note, bearing the interest rate of 9% has been classified on its Balance sheet as a long term liability because it is subordinate to the mortgage note with the Bank.

The Company's borrowing capacity at June 30, 2001 remained above its use of outside financing. Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels.

The Company continues to meet its short-term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

The Company had no material commitments for capital expenditures as of the end of the 2001 fiscal year.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue
Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have adopted SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a significant impact on our financial statements.

On June 29, 2001, Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.
The Company is required to implement SFAS No. 141 on July 1, 2001 and it has determined that this statement will have no material impact on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes its accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on June 30, 2002 and it has determined that this statement will have no material impact on its financial position or results of operations.

On June 29, 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved by the FASB. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to implement SFAS No. 143 on July 1, 2002 and it has determined that this statement will have no material impact on its financial position or results of operations.

Government Defense Business

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

The Department of Defense Directive 4140.25 regarding bulk Petroleum Management Policy (normally referred to as the "DOD single fuel forward policy") requires that all mobile electric power sets use diesel type fuels only and that those using gasoline fuels be eliminated. It is the belief of management that the Department of Defense will continue to require diesel operated tactical generator sets.

During the third fiscal quarter, the Company submitted a proposal to supply the U. S. Army with a 3kW diesel operated tactical quiet generator set. This proposal was in response to a solicitation for a reprocurement released by the DOD - Project Manager (MEP) and the U.S. Army CECOM. This contract award was scheduled for April 2001 and, after postponement, was awarded in August 2001 to the firm that had been the original contractor.

Also, during the third fiscal quarter, the Company bid on a reprocurement of the 2kW diesel operated tactical generator sets. As discussed above under "Electronic Products", Dewey Electronics has been the sole producer of this generator for the Army since 1997.

The Company's bid was successful and, on September 7, 2001, the Company was awarded a new ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets. The U.S. Army Communications and Electronics Command released an announcement of this award September 7, 2001 (through the Defense
Technical Information Center) as an "indefinite-delivery/ indefinite-quantity, firm-fixed price contract with an estimated cumulative value of $35,000,000 (an appropriate number and dollar value will be issued with each delivery order)". However, no assurance can be given that the Army will place orders under this contract or, if orders are placed, the timing and amount of such orders.

The Company, which was incorporated in 1955, has many years of experience in contracting with the Department of Defense. The Company continues to explore areas of business which will provide continued stability and growth. Management believes that by pursuing awards which utilize its technical expertise and its sophisticated machining capabilities the Company has its best opportunity for success.

Since substantially all of the Company's electronics business is derived from contracts with various agencies of the United States Government (the "Government") or subcontracts with prime Government contractors, the loss of substantial Government business would have a material adverse effect on the business. In addition, aside from replacement parts and other short-term business, the Company's electronic segment revenues have in recent years been dependent upon single projects. See Item 1. "Business".

It should be recognized that Department of Defense business is subject to changes in military procurement policies and objectives and to government budgetary constraints and that the Company bids for Department of Defense business in competition with many defense contractors, including firms that are larger in size and have greater financial resources.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements


                                                     Page

Independent Auditors' Report                          18

Financial Statements:

Balance Sheets, June 30, 2001 and 2000                19

Statements of Income, Years Ended June 30, 2001,
2000 and 1999                                         20

Statements of Stockholders' Equity, Years Ended June
30, 2001, 2000, and 1999                              20

Statements of Cash Flows, Years Ended June 30, 2001,
2000, and 1999                                        21

Notes to the Financial Statements                     22


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.




Independent Auditors' Report


Board of Directors of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation as of June 30, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




           /s/
Deloitte & Touche LLP
September 7, 2001
Parsippany, New Jersey



Balance Sheets
                                                        June 30,
                                              2001                2000
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                   $2,090,251         $1,176,479
Accounts receivable (includes U.S.
 Government receivable of approximately
 $1,234,000 in 2001 and $925,000 in 2000)
 less allowance for doubtful accounts of
 $20,000 in 2001 and 2000                    1,226,604          1,349,965
Inventories                                    501,680            534,181
Contract costs and related estimated
 profits in excess of billings               1,790,451          1,087,863
Deferred tax asset                              35,105            170,475
Prepaid expenses and other current assets       54,528             33,849

TOTAL CURRENT ASSETS                         5,698,619          4,352,812

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                          526,556            521,308
Building and improvements                    1,856,333          1,838,083
Machinery and equipment                      2,446,753          2,407,000
Furniture and fixtures                         182,201            182,201
                                             5,011,843          4,948,592
Less accumulated depreciation and
 amortization                                4,218,806          4,106,636
                                               793,037            841,956

OTHER NON-CURRENT ASSETS                       126,330            130,512

TOTAL ASSETS                                $6,617,986         $5,325,280

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Trade accounts payable                        $318,058           $334,701
Accrued expenses and other liabilities         188,093            158,203
Accrued corporate income taxes                 196,221            379,807
Accrued pension costs                          159,043            155,772
Current portion of long-term debt              109,853             97,827

TOTAL CURRENT LIABILITIES                      971,268          1,126,310

LONG-TERM DEBT                               1,458,742          1,567,859

OTHER LONG-TERM LIABILITIES                     61,172             61,172
DEFERRED TAX LIABILITY                         549,270             95,320
DUE TO RELATED PARTY                           200,000            200,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized
 250,000 shares, issued and outstanding,
 none                                            --                 --
Common stock, par value $.01; authorized
 3,000,000 shares; issued and outstanding
 1,693,397 in 2001 and 2000                     16,934             16,934
Paid-in capital                              2,835,307          2,835,307
Accumulated earnings/(deficit)               1,045,390         (   57,525)
                                             3,897,631          2,794,716
Less:  Treasury stock, 353,866 shares
 in 2001 and 2000, at cost                    (520,097)          (520,097)
TOTAL STOCKHOLDERS' EQUITY                   3,377,534          2,274,619
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $6,617,986         $5,325,280

See notes to the financial statements


Statements of Income

                                               Years ended June 30,
                                        2001       2000       1999
Revenues                           $10,886,100  $10,408,958  $8,632,261

Cost of revenues                     7,899,061    7,727,083   6,645,599

Gross profit                         2,987,039    2,681,875   1,986,662

Selling, general and
 administrative expenses             1,017,002      939,094     841,107

Operating profit                     1,970,037    1,742,781   1,145,555

Interest expense                      (153,681)    (204,283)   (216,017)

Other income - net                      21,836        4,592       5,485

Income before provision income
 taxes                               1,838,192    1,543,090     935,023

Provision for income tax              (735,277)    (617,230)   (374,000)

NET INCOME                          $1,102,915     $925,860    $561,023

NET INCOME PER COMMON SHARE - BASIC     $.82         $.69        $.42
NET INCOME PER COMMON SHARE - DILUTED   $.80         $.69        $.42

Statements of Stockholders' Equity

                                                           Treasury stock
                 Common Stock                                 at cost
               Shares    Amount   Paid-in   Accumulated
                                  capital    Earnings/    Shares  Amount
                                             (Deficit)
Balance,
 June 30, 1998 1,693,397 $16,934  $2,835,307 $(1,544,408) 353,866 $520,097
 Net Income           --      --          --     561,023       --       --

Balance,
 June 30, 1999.1,693,397  16,934   2,835,307    (983,385) 353,866  520,097
 Net Income           --      --          --     925,860       --       --

Balance,
 June 30, 2000 1,693,397  16,934   2,835,307     (57,525) 353,866  520,097
 Net Income           --      --          --   1,102,915       --       --

Balance,
 June 30, 2001 1,693,397 $16,934  $2,835,307  $1,045,390  353,866 $520,097

See notes to the financial statements




Statements of Cash Flows
                                               Years ended June 30,
                                       2001         2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                          $1,102,915    $925,860    $561,023
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation                           112,170     154,318     142,228
Amortization                             4,182       4,182       4,182
Deferred income taxes provision/
 (benefit)                             223,888     234,183     374,000
Decrease/(Increase) in accounts
 receivable                            123,361    (129,553)   (762,307)
(Decrease) in doubtful accounts             --      (8,571)         --
Decrease/(Increase) in inventories      32,501     530,815     (14,969)
(Increase)/Decrease in contract costs
 and related estimated profits in
 excess of applicable billings        (702,588)    731,145    (625,488)
(Increase)/Decrease in prepaid
 expenses and other current assets     (20,679)     (5,474)     32,181
(Decrease)/Increase in accounts
 payable                               (16,643)   (272,890)    426,066
Increase/(Decrease) in accrued
 expenses and other liabilities         29,890     (90,600)     32,545
Increase/(Decrease) in pension
 costs accrued                           3,271       3,050      (6,917)
(Decrease) in billings in excess of
 contract costs and related estimated
 profits                                    --    (701,608)         --
Increase in corporate income taxes     181,846     383,047          --
Total adjustments                      (28,801)    832,044    (398,479)


Net cash provided by operating
 activities                          1,074,114   1,757,904     162,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property
 and equipment                         (63,252)   (116,229)    (58,341)

Net cash used in investing activities  (63,252)   (116,229)    (58,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt   (97,090)   (554,055)    (49,793)
Repayment of short term borrowings          --    (200,000)   (100,000)
Proceeds from short-term borrowings         --          --     200,000

Net cash (used in)/provided by
 financing activities                  (97,090)   (754,055)     50,207

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                           913,772     887,620     154,410

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                   1,176,479     288,859     134,449

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                        $2,090,251  $1,176,479   $ 288,859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                         $157,786    $206,159    $212,682
Interest received                       $7,785      $4,866        $846
Income taxes paid                     $329,543      $2,411        $525


See notes to the financial statements.


Notes to the Financial Statements
Years ended June 30, 2001, 2000 and 1999
A.  Summary of Significant Accounting Policies

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

8.  Long-Lived Assets

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows.
Management believes that, as of June 30, 2001, the carrying values of such assets are appropriate.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements.
We have adopted SAB 101 in the fourth quarter of fiscal 2001.
The adoption of SAB 101 did not have a material effect on our financial statements.

On June 29, 2001, Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has determined that this statement will have no material impact on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes its accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on June 30, 2002 and it has determined that this statement will have no material impact on its financial position or results of operations.


On June 29, 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved by the FASB. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to implement SFAS No. 143 on July 1, 2002 and it has determined that this statement will have no material impact on its financial position or results of operations.

B.  Inventories

Inventories consist of:

                                    June 30,
                                 2001      2000
 Finished goods                 $32,199   $67,000
 Work in progress               150,667   192,828
 Raw materials                  318,814   274,353
 Net inventory                 $501,680  $534,181


C.  Costs and Estimated Earnings on Uncompleted Contracts

                                       June 30,
                                     2001      2000
 Costs incurred on contracts
   in progress                   $25,175,491  $16,124,396
 Estimated contract profit         8,272,681    5,552,406
                                  33,448,172   21,676,802
 Less:  billings to date          31,657,721   20,588,939
                                  $1,790,451   $1,087,863


Included in the accompanying balance sheets under the following caption:

                                         June 30,
                                     2001        2000
Contract costs and related
 estimated profits in excess of
 applicable billings               $1,790,451   $1,087,863

D.  Stock Option Plan

On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998 which granted incentive stock options to various executives and key employees to purchase shares of common stock. Options were granted at fair market value of the stock on the date of grant and are exercisable over a ten year period beginning December 2, 1999 to September 12, 2010.


The changes in the number of shares under option are as follows:

                           Number of Shares    Exercise Price
 Granted during 1999           27,500             $ .5781
 Exercised                         --                 --
 Balance, June 30, 1999        27,500             $ .5781
 Exercised                         --                --
 Balance, June 30, 2000        27,500             $ .5781
 Granted during 2001           13,000             $1.625
 Exercised                         --                 --
 Balance, June 30, 2001        40,500             $ .9141 Weighted
                                                          Average

 Exercisable at June 30, 2001  27,500             $ .5781

The Company applies Accounting Principles Board (APB) Opinion
25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost had been recognized for the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards
No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), it would not have any material impact on the financial statements for 2001, 2000 and 1999, respectively.

E.  Long-Term Debt

Long-term debt at June 30, consists of:
                                               2001      2000
8.25% Mortgage Note payable to Sovereign
 Bank due in monthly installments of
 approximately $20,000 with a final
 maturity in October 2002.                $1,568,595  $1,665,686
            Less current portion:            109,853      97,827
                                          $1,458,742  $1,567,859

On September 18, 1997, the Company entered into an agreement with Sovereign Bank, under which Sovereign Bank loaned the Company $2,300,000 against delivery of a mortgage note payable at the rate of 8.25%. The proceeds of the loan were used to replace all outstanding indebtedness to Fleet Bank and the New Jersey Economic Development Authority and for working capital.

The Mortgage Note is secured by a first mortgage on the Company's land and its building. Borrowings under the line-of-credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property. This borrowing arrangement with the bank contains no financial ratio or other debt covenants. In June 2000, the Company made a voluntary principal reduction payment of $500,000. An additional voluntary reduction payment of $500,000 was made in August 2001.

Aggregate annual principal payments applicable to long-term debt for the years subsequent to June 30, 2001, based on the mortgage loan agreement in place at June 30, 2001 are:

     2002     109,853
     2003   1,458,742
           $1,568,595

Management has evaluated its indebtedness and has determined based on interest rates and related terms that the fair value of such debt approximates it carrying value.

The Bank had also agreed to provide a $500,000 line-of-credit facility to be evidenced by promissory notes. This line of credit, which may be renewed on an annual basis, was renewed in November 2000 at a rate of .25% plus the prime rate. The prime rate at June 30, 2001 was 6.75%. There were no outstanding borrowings against the line-of-credit facility at June 30, 2001. Any outstanding borrowings under the line of credit will become due and payable on October 31 of each year.

F.  Taxes on Income

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and b) operating loss and tax credit carryforwards.

Based on pre-tax income of $1,838,192, $1,543,090 and $935,023 for the years ended June 30, 2001, 2000 and 1999, respectively, the relevant income and balance sheet accounts are detailed below:

Provision for income taxes          Years ended June 30,
                                2001     2000     1999
Deferred
     Federal                  $215,048  $200,728  $285,416
     State                       8,840    33,455    88,584
Current
     Federal                   337,112   296,853        --
     State                     174,277    86,194        --
                              $735,277  $617,230  $374,000

Deferred tax assets and liabilities as of June 30, 2001 and June 30, 2000 consisted of the following:

 Deferred tax assets: (Current)       2001       2000
 Vacation accrual                 $   35,105   $  29,235
 Inventory valuation                      --     141,240
                                  $   35,105    $170,475
 Deferred tax liabilities:
   (Non-Current)
 Depreciation                     $  549,270   $  95,320

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




Net pension expense consists of the following:
                                           Years ended June 30,
                                    2001      2000     1999
Service cost                      $17,700   $14,281    $  15,268
Interest cost on projected
  benefit obligations              52,666    51,132       46,630
Expected return on assets          37,503   (32,262)     (28,665)
Net amortization and deferrals     21,788    21,788       21,788
Net pension expense               $54,651   $54,939    $  55,021

In both 2001 and 2000, the Company recorded its minimum pension liability as an other long term liability and a corresponding intangible asset included in other non-current assets. The funded status of the plan and the amount recognized on the balance sheet are as follows:

                                                 June 30,
                                           2001         2000
Actuarial present value of benefit
 obligations:
Accumulated benefit obligation           $723,527     $662,084
Projected benefit obligation              793,827      715,546
Plan assets at fair value, consisting
 of investments held in a fixed income
 investment account                       506,429      471,594
Projected benefit obligation in excess
  of plan assets                          287,398      243,952
  Unrecognized net gain/(loss)            (99,575)     (38,263)
  Unrecognized net obligation             (14,459)     (28,919)
Prior service cost not yet recognized
 in net periodic pension cost             (14,653)     (21,981)
Adjustment required to recognize minimum
 liability                                 58,387       35,701
Accrued pension cost                     $217,098     $190,490
Weighted average assumptions as of
 December 31:
Expected long-term rate of return on
 plan assets:                                 7.5%       7.5%
Discount rate:                                7.5%       7.75%
Salary increase:                              3.5%       2.5%


H.  Income Per Share

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                     Twelve Months Ended June 30, 2001
                  Income          Shares    Per Share Amount
Basic Net Income
 per common share $1,102,915     1,339,531        $.82
Effect of dilutive
 Securities               --        37,900          --
Diluted net income
 per common share $1,102,915     1,377,431        $.80

                      Twelve Months Ended June 30, 2000
                  Income         Shares     Per Share Amount
Basic Net Income
 per common share $925,860       1,339,531        $.69
Effect of dilutive
 Securities             --          12,080          --
Diluted net income
 per common share $925,860       1,351,611        $.69

                      Twelve Months Ended June 30, 1999
                  Income         Shares      Per Share Amount
Basic Net Income
 per common share $561,023       1,339,531         $.42
Effect of dilutive
 Securities            --               --           --
Diluted net income
 per common share $561,023       1,339,531         $.42

I.  Related Party Transaction

Due to Related Party represents notes payable to an officer ( stockholder) of the Company, at an interest rate of 9% per annum. The notes are due upon demand and are subordinate to the mortgage note held by Sovereign Bank. The officer (stockholder) has agreed not to seek repayment of the notes until the mortgage loan has been repaid. Accordingly, the notes have been classified as long-term obligations.

J.  Other Income

Other income/(expense) consists of the following for the year ended June 30:

                               2001      2000      1999

Sales of scrap and
 miscellaneous (expense)-net   $14,051   $(274)    $4,615
Interest                         7,785   4,866        870
                               $21,836  $4,592     $5,485



K.  Subsequent Event

On September 7, 2001, the Company was awarded a new ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets.
The Company has been the sole producer of this lightweight generator since 1997. The new award provides for indefinite delivery and indefinite quantities over the ten-year period though the Army is not obligated to place orders. Quantities are divided into ranges to allow for pricing for each year.

L.  Operating Segments

The Company operates in two industries: electronics; and leisure and recreation. Operations in the electronics industry is primarily related to supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the leisure and recreation industry involve the production and sale of snowmaking machinery and servicing of such machinery at the purchaser's expense beyond the warranty period. Total revenue by industry represents sales to unaffiliated customers, as reported in the Company's Statement of Income. There are no inter-segment sales.

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. Depreciation and amortization for the electronics industry and the leisure and recreation industry, respectively, was approximately $105,000 and $11,000 in 2001, $140,000 and $18,000 in 2000 and $128,000 and $18,000 in 1999.
Capital expenditures for the electronics industry were approximately $63,000 in 2001, $116,000 in 2000 and $58,000 in 1999. There were no capital expenditures for the leisure and recreation industry.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.



The following tables present information about reported segment revenues, operating profit or loss, and assets, and reconcile such segment information to the Company's consolidated totals:

                                     Year ended June 30, 2001
                                          (in thousands)
                                      Leisure
                       Electronics      and         Total
                                      Recreation    Company

Total revenue            $10,761       $  125       $10,886

Operating profit/(loss)   $2,040       $  (70)        1,970

Interest expense and
 other income-net                                      (132)

Profit before income taxes                          $ 1,838

Identifiable assets at
 June 30, 2001            $3,875         $563        $4,438

Corporate assets                                      2,180

Total assets at
 June 30, 2001                                       $6,618

                               Year ended June 30, 2000
                                    (in thousands)
                                      Leisure
                         Electronics    and          Total
                                      Recreation     Company

Total revenue            $10,034        $375        $10,409

Operating profit/(loss)   $2,162       $(419)         1,743

Interest expense and
 other income-net                                      (200)

Profit before income
 taxes                                               $1,543

Identifiable assets at
 June 30, 2000            $3,262        $683         $3,945

Corporate assets                                      1,380

Total assets at
 June 30, 2000                                       $5,325


                                Year ended June 30, 1999
                                    (in thousands)
                                      Leisure
                         Electronics     and        Total
                                      Recreation    Company

Total revenue             $8,355      $  277       $8,632

Operating profit/(loss)   $1,227      $  (81)     $1,146

Interest expense and
 other income-net                                   (211)

Profit before income
 taxes                                             $ 935

Identifiable assets
 at June 30, 1999         $3,955      $1,155       $5,110

Corporate assets                                      666

Total assets at
 June 30, 1999                                     $5,776

M.  Unaudited Quarterly Financial Data


2001    Revenue      Gross profit Net income  Earnings per share
                                                Basic   Diluted
Sept.30 $2,267,404    $636,965     $234,520     $.18    $.18
Dec.31   2,365,480    722,418      233,840       .17     .17
Mar.31   3,440,125    713,832      242,182       .18     .18
Jun.30   2,813,091    913,824      392,373       .29     .27

  Year $10,886,100 $2,987,039   $1,102,915      $.82    $.80



2000    Revenue      Gross profit Net income  Earnings per share
                                                Basic Diluted
Sept.30 $2,661,493   $589,686     $199,420      $.15   $.15
Dec.31   2,091,283    448,682       78,528      $.06   $.06
Mar.31   1,842,929    469,377      110,969      $.08   $.08
Jun.30   3,813,253  1,174,130      536,943      $.40   $.40

  Year $10,408,958 $2,681,875     $925,860      $.69   $.69



Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.




PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 2001 Annual
Meeting of Stockholders.


Item 11.  EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 2001
Annual Meeting of Stockholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.



PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) (1)The following financial statements are included in
         Part II Item 8:
                                                      Page

Independent Auditors' Report                           18

Balance Sheets, June 30, 2001 and 2000                 19

Statements of Income, Years Ended June 30,
2001, 2000 and 1999                                    20

Statements of Stockholders' Equity, Years Ended
June 30, 2001, 2000 and 1999                           20

Statements of Cash Flows, Years Ended June 30,
2001, 2000 and 1999                                    21

Notes to Financial Statements                          22


       (2)  Exhibits                                   36

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

THE DEWEY ELECTRONICS CORPORATION


______________/s/____________     ____________/s/________
BY: Gordon C. Dewey               BY:  Thom A. Velto
   President, Chief Executive          Treasurer
   Officer and Chief Financial
   Officer

DATE:	  September 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


____________/s/               Date:  September 22, 2001
Alexander A. Cameron, Director


____________/s/______________ Date:  September 22, 2001
Frances D. Dewey, Director


____________/s/______________ Date:  September 22, 2001
Gordon C. Dewey, Director


____________/s/______________ Date:  September 22, 2001
John H.D. Dewey, Director


____________/s/______________  Date:  September 22, 2001
James M. Link, Director


____________/s/______________  Date:  September 22, 2001
Pat Nolletti, Director


___________/s/_______________  Date:  September 22, 2001
Nathaniel Roberts, Director




THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS


The following exhibits are filed as part of this report.
For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.


Number                                                  Page No.


3 (a)-Certificate on Incorporation as amended.  This
item was filed as partof the Registrant's Form 10-K
for the year ended June 30, 1988 and is
herein incorporated by reference.                           --

3 (b)-By Laws as amended.  This item was filed as part
of the Registrant's Form 10-K for the year ended June 30,
1988 and is herein incorporated by reference.               --

4 (a)-Agreement dated as of September 18, 1997 with Sovereign
Bank providing for the borrowing of $2,300,000 against
issuance of a mortgage note payableto the Bank.  This item
was filed as part of the Registrant's Form 10-K for the
year ended June 30, 1997 and is herein incorporated
by reference.                                               --

4 (b)-Line of credit agreement dated as of September 18,
1997 with Sovereign Bank providing for the borrowing of
up to $500,000.  This item was filed as part of the
Registrant's Form 10-K for the year ended June 30, 1997
and is herein incorporated by reference.                    --

4 (c)-1983 Stock Option Plan.  This item was filed with
the Registrant's Definitive Proxy Statement for the 1983
annual meeting of stockholders on December 6, 1983 and
is herein incorporated by reference.                        --

4 (c)-1998 Stock Option Plan.  This item was filed with
the Registrant's Definitive Proxy Statement for the 1999
annual meeting of stockholders on December1, 1999
and is herein incorporated by reference.                    --