Form 10-Q
period 2001-09-30
DEWEY ELECTRONICS CORP
filed 2001-11-13
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 2001
Commission File No 0-2892


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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at September 30, 2001.


THE DEWEY ELECTRONICS CORPORATION


INDEX



Part I  Financial Information                       Page No.

Item 1  Financial Statements                           1

Condensed consolidated balance sheets -
September 30, 2001 and June 30, 2001                   2

Condensed consolidated statements of earnings -
three months ended September 30, 2001
and September 30, 2000                                 3

Condensed consolidated statements of cash flows
for the three months ended September 30, 2001 and
2000                                                   4

Notes to condensed consolidated financial statements   5

Item 2  Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                             9


Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security
Holders                                                14

Item 6.  Exhibits and Reports on Form 8-K              14




PART I:  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


The following unaudited condensed, consolidated balance sheets, statements of earnings, and statements of cash flows are of The Dewey Electronics Corporation. These condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of earnings for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. The following unaudited condensed consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in
Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended
June 30, 2001.



THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                            SEPTEMBER 30,       JUNE 30,
                               2001               2001
                            (UNAUDITED)         (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH                      $2,853,408          $2,090,251
  ACCOUNTS RECEIVABLE        1,174,713           1,226,604
  INVENTORIES                  709,359             501,680
  CONTRACT COSTS & RELATED
    EST PROFITS IN EXCESS
    OF APPLICABLE BILLINGS     789,112           1,790,451
DEFERRED TAX ASSET              35,105              35,105
PREPAID EXPENSES & OTHER
    CURRENT ASSETS              66,645              54,528
  TOTAL CURRENT ASSETS       5,628,342           5,698,619


PLANT PROPERTY & EQUIPMENT
     - (NET)                   786,932             793,037

  OTHER NON CURENT ASSETS      125,280             126,330

TOTAL ASSETS                $6,540,554          $6,617,986

LIABILITIES & STOCKHOLDERS
     EQUITY:

CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE      $370,236            $318,058
  ACCRUED LIABILITIES          190,638             188,093
  ACCRUED CORP INCOME TAXES    366,608             196,221
  ACCRUED PENSION COSTS        127,543             159,043
  CURRENT PORTION OF LONG
    TERM DEBT                  155,969             109,853

  TOTAL CURRENT LIABILITIES  1,210,994             971,268

LONG-TERM PORTION OF
    LONG-TERM DEBT             886,004           1,458,742

OTHER LONG-TERM LIABILITY       61,172              61,172
DEFERRED TAX LIABILITY         549,270             549,270
DUE TO RELATED PARTY           200,000             200,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value
    $1.00; authorized 250,000
    shares, issued and
    outstanding, none              --                   --
  COMMON STOCK, par value $.01;
    authorized 3,000,000
    shares; issued and
    outstanding 1,693,397      16,934               16,934
  PAID IN CAPITAL           2,835,307            2,835,307
  ACCUMMULATED EARNINGS     1,300,970            1,045,390

                            4,153,211            3,897,631
LESS TREASURY STOCK
    353,866 SHARES AT COST   (520,097)            (520,097)

  TOTAL STOCKHOLDERS'
     EQUITY                 3,633,114            3,377,534

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY    $6,540,554           $6,617,986

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2

THE DEWEY ELECTRONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                               THREE MONTHS ENDED
                                  SEPTEMBER 30,

                                    2001       2000

REVENUES                       $2,666,053    $2,267,404

   COST OF REVENUES             1,980,901     1,630,439

GROSS PROFIT                      685,152       636,965

   SELLING & ADMIN EXPENSES       230,148       201,976

OPERATING PROFIT                  455,004       434,989

   INTEREST EXPENSE                32,597        39,750

   OTHER (INCOME)/EXPENSE          (3,560)        4,373

INCOME BEFORE INCOME TAXES        425,967       390,866

INCOME TAXES                      170,387       156,346

NET INCOME                       $255,580      $234,520
                                 ========       =======

NET INCOME PER SHARE:

   BASIC                          $0.19       $0.18
   DILUTED                        $0.18       $0.17

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
   BASIC                       1,339,531    1,339,531
   DILUTED                     1,380,031    1,367,031


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 THREE MONTHS ENDED SEPTEMBER 30,

                                        2001         2000
CASH FLOWS FROM OPERATIONS:
  NET INCOME                        $  255,580    $  234,520

ADJUSTMENTS TO RECONCILE NET
    INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:

   DEPRECIATION                         27,225        38,475
   AMORTIZATION                          1,050         1,050
   DECREASE/(INCREASE) IN ACCOUNTS
     RECEIVABLE                         51,891       (37,732)
   (INCREASE) IN INVENTORIES          (207,679)       (5,746)
   DECREASE/(INCREASE) IN CONTRACT
      COSTS AND RELATED ESTIMATED
      PROFITS IN EXCESS OF APPLICABLE
      BILLINGS                       1,001,339      (335,743)
   (INCREASE) IN PREPAID EXPENSES
      AND OTHER CURRENT ASSETS         (12,117)      (27,295)
   INCREASE IN ACCOUNTS PAYABLE         52,178         6,590
   INCREASE/(DECREASE) IN ACCRUED
      LIABILITIES                        2,545       (15,255)
   INCREASE IN ACCRUED CORPORATE
      INCOME TAXES                     170,387       156,346
   (DECREASE) IN ACCRUED PENSION
      COSTS                            (31,500)       (9,501)

   TOTAL ADJUSTMENTS                 1,055,319      (228,811)

NET CASH PROVIDED BY OPERATIONS      1,310,899         5,709

CASH FLOWS FROM INVESTING ACTIVITIES:

   EXPENDITURES FOR PLANT,
      PROPERTY AND EQUIPMENT           (21,120)       (8,198)

NET CASH (USED IN) INVESTING           (21,120)       (8,198)

CASH FLOWS FROM FINANCING ACTIVITIES:

   PRINCIPAL PAYMENTS OF LONG-TERM
     DEBT                             (526,622)      (20,429)

NET CASH (USED IN) FINANCING          (526,622)      (20,429)

NET INCREASE/(DECREASE) IN CASH        763,157       (22,918)

CASH AT BEGINNING OF PERIOD          2,090,251     1,176,479

CASH AT END OF PERIOD               $2,853,408    $1,153,561
                                    ==========    ==========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4
THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

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

NOTE 4:  INVENTORIES

Inventories are valued at lower of cost or market. Components of cost include materials, direct labor and plant overhead. Cost is determined by the first-in, first-out (FIFO) method.

As there is no segregation of inventories as to raw materials, work in progress and finished goods for interim reporting periods (this information is available at year end when physical inventories are taken and recorded), estimates have been made for the interim period.

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


                      September 30, 2001      June 30, 2001

Finished Goods        $  83,292               $  32,199
Work In Process         255,277                 150,667
Raw Materials           370,790                 318,814
                       ________               _________
Total                  $709,359                $501,680
                       ========                ========

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

NOTE 8:  LONG-LIVED ASSETS

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of September 30, 2001, the carrying values of such assets are appropriate.



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 9:  RECENT PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001.
The adoption of SAB 101 did not have a significant impact on our financial statements.

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No. 141 on July 1, 2001 and determined that this statement had no material impact on its financial position or results of operations.

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

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                             Three Months Ended September 30,

                              2001               2000

             Income    Shares  Per       Income    Shares   Per
                               Share                        Share
                               Amount                       Amount

Basic Net
 Income
 per
 common
 share     $255,580 1,339,531 $.19      $234,520 1,339,531  $.18

Effect of
 dilutive
 Securities     --     40,500   --           --     27,500    --

Diluted net
 income
 per common
 share     $255,580 1,380,031 $.18      $234,520 1,367,031  $.17


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

In the electronics segment, the Company is a diversified producer of sophisticated electronic and electromechanical systems for the Armed Forces of the United States. The Company's Pitometer Log Division is a long-established manufacturer of ship speed and distance measuring instrumentation. Currently, the principal products of this segment of business are manufactured either as prime contractor or as subcontractor, for the Department of Defense.

In the leisure and recreation segment, the Company, through its HEDCO division, designs, manufactures and markets its advanced capability snowmaking machinery.

There are no intersegment sales.

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income and expenses.

Consolidated Results of Operations

Consolidated revenues for the first fiscal quarter this year were $398,649 higher than last year during the same period. Cost of revenues increased by $350,462 and general administration expenses increased by $28,172.

As a result, operating income increased, compared to last year, by $20,015.

In August 2001, the Company made a $500,000 voluntary principal reduction payment toward its mortgage. This principal payment reduced interest expenses during the first quarter this year.

First quarter consolidated net income amounted to $255,580 which is $.19 per basic share and $.18 per diluted share. Last year, consolidated net income for the first quarter amounted to $234,520 which was $.18 per basic share and $.17 per diluted share.

Information about the Company's operations in the two segments for the first fiscal quarters ended September 30, 2001 and 2000 is as follows:


                               Three months ended
                                 September 30,

                                2001           2000

Electronic Segment
  Revenues                  $2,649,911      $2,240,665
  Operating Income         $   474,533      $  442,349

HEDCO
  Revenues                     $16,142         $26,739
  Operating (Loss)            $(19,529)        $(7,360)


Electronics Segment

(In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs for each contract. Elements of these costs include material, labor and overhead expenses.)

In the electronics segment, revenues increased by $409,246 compared to the same three-month period of last year. Production efforts under the Company's contract with the U.S. Army to provide diesel operated tactical generator sets have been continuing steadily. First quarter operating income in this segment increased compared to last year's first quarter by $32,184.


The Company's contract with the U.S. Army to provide diesel operated tactical generator sets provided 93% of the electronics segment revenues during the three month period ended September 30, 2001. Last year, this program provided 87% of electronics segment revenues during the same three-month period.

The remaining 7% and 13% of electronics segment revenues for the three-month period ended September 30, 2001 and 2000, respectively, was derived from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy. The Company has also been developing a small customer base, which utilizes its sophisticated CNC machining centers.

The Company has been the sole producer of 2kW diesel operated tactical generator sets for the U.S. Army since 1997. Current production efforts are being made towards this contract which was awarded in 1996. Since that time, the Company has received orders under this contract of approximately $33 million. Deliveries of the final production order under this contract are projected out to the fiscal quarter ending March 2002.

On September 7, 2001, the Company was awarded a new contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new order is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract described above. When announcing this award through the Defense Technical Information Center, the U.S. Army Communications and Electronics Command described this contract as having "an estimated cumulative value of $35 million
(an appropriate number and dollar value will be issued with each delivery order)". The Company is waiting to receive the first production order. No assurance can be given that the Army will place orders under this contract or, if orders are placed, the timing and amount of such orders.

As of September 30, 2001, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $3 million. It is estimated that all of this backlog will be recognized as revenues during this fiscal year.

As of September 30, 2000, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $2 million.

HEDCO Division

In the leisure and recreation segment, revenues were lower by $10,597 during the first quarter ended September 30, 2001, when compared to the same period last year.

The lower revenues are attributed to a lower volume of snowmaking machine part sales than last year. Traditionally, the major portion of revenues in this segment are recorded during the second quarter when snowmaking machines are normally delivered. As of September 30, 2001, the Company has a backlog of orders for snowmaking machines of $232,500. All of this backlog is scheduled for delivery during the second quarter.


Liquidity and Capital Resources

The Company's working capital at September 30, 2001 was $4,417,349 compared to $4,727,351 at June 30, 2001.

The ratio of current assets to current liabilities was 4.65 to 1 at September 30, 2001 and 5.87 to 1 at June 30, 2001.

For the three month period ended September 30, 2001 operations provided net cash of $1,310,899. Expenditures for plant, property and equipment used $21,120 and financing used net cash of $526,622.

Net cash provided by operations resulted primarily from net income before depreciation and amortization, and the collection of billings made of "contract costs and related estimated profits in excess of applicable billings".

Net cash used by financing activities includes a principal reduction payment of $500,000 made towards the Company's long term debt.

The Company also has a note payable to an officer in the amount of $200,000. This note, which has an interest rate of 9% per annum, has been classified on its Balance Sheet as a long term liability because it is subordinate to the mortgage note with Sovereign Bank.

For the three-month period ended September 30, 2000, operations provided net cash of $5,709. Expenditures for plant, property and equipment used $8,198 and financing used net cash of $20,429.

The Company's borrowing capacity has remained above its use of outside financing. Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank will be sufficient to support working capital requirements and capital expenditures at their current or expected levels. The Company does not anticipate any significant capital expenditures for the remainder of the fiscal year.

Government Defense Business

The electronic product segment is comprised of business with the U.S. Department of Defense or with other Government contractors.
It is this segment of business that provides most of the Company's revenues.

Aside from replacement part and other short-term business, which have remained at relatively stable levels, the Company's electronics segment revenues have in recent years, been dependent upon single projects. Thus, until 1997 a single program, the ADCAP torpedo program with the U.S. Navy, was responsible for the Company's electronics segment revenues from long-term projects and currently the tactical generator set program with the U.S. Army accounts for such long-term revenues.


On September 7, 2001, the Company was awarded a ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets. This new order is a ten-year indefinite delivery, indefinite quantity contract that replaces the initial contract under which Dewey Electronics has been the sole producer of this generator for the Army since 1997. These generators are currently being fielded by both active and reserve components of the U.S. Armed Forces.

The Company, which was incorporated in 1955, has many years of experience in contracting with the Department of Defense The
Company continues to explore areas of business which will provide continued stability and growth. Management believes that by pursuing awards which utilize its technical expertise and its sophisticated machining capabilities the Company has its best opportunity for success.

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



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders
----------------------------------------------------------------


None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------------------------------

No reports on Form 8-K have been filed during the quarter ended
September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION


                                  /s/
Date September 9, 2001      Thom A. Velto, Treasurer
                            Principal Accounting Officer


                                  /s/
Date September 9, 2001      Edward L. Proskey
                            Vice President, Operations


