Form 10-Q
period 2001-12-31
DEWEY ELECTRONICS CORP
filed 2002-02-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended December 31, 2001
Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at December 31, 2001.



THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                           Page No.

Part I  Financial Information

Item 1  Consolidated Financial Statements                     1

Condensed consolidated balance sheets -
December 31, 2001 and June 30, 2001                           2

Condensed consolidated statements of operations -
three and six months ended December 31, 2001
and December 31, 2000                                         3

Condensed consolidated statements of cash flows for the
six months ended December 31, 2001 and 2000                   4

Notes to condensed consolidated financial statements          5

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                            9


Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security
         Holders                                              14

Item 6.  Exhibits and Reports on Form 8-K                     14






PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited condensed, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These condensed consolidated Financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year. The following unaudited condensed consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended
June 30, 2001.


THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                               DECEMBER 31,     JUNE 30,
                                  2001            2001
                               (UNAUDITED)     (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS      $3,541,873     $2,090,251
  ACCOUNTS RECEIVABLE               253,512      1,226,604
  INVENTORIES                       631,620        501,680
  CONTRACT COSTS & RELATED
    ESTIMATED PROFITS IN
    EXCESS OF APPLICABLE
    BILLINGS                      1,005,106      1,790,451
  DEFERRED TAX ASSET                 35,105         35,105
  PREPAID EXPENSES & OTHER
    CURRENT ASSETS                   56,577         54,528
  TOTAL CURRENT ASSETS            5,523,793      5,698,619


PLANT PROPERTY & EQUIPMENT -
   (NET)                            850,532        793,037

OTHER NON CURRENT ASSETS            124,230        126,330

TOTAL ASSETS                     $6,498,555     $6,617,986


LIABILITIES & STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE           $117,735       $318,058
  ACCRUED LIABILITIES               250,945        188,093
  ACCRUED CORP INCOME TAXES         341,075        196,221
  ACCRUED PENSION COSTS             131,043        159,043
  CURRENT PORTION OF LONG-TERM
    DEBT                             60,938        109,853

    TOTAL CURRENT LIABILITIES       901,736        971,268

LONG-TERM PORTION OF LONG-TERM
    DEBT                            914,062      1,458,742
OTHER LONG-TERM LIABILITY            61,172         61,172
DEFERRED TAX LIABILITY              549,270        549,270
DUE TO RELATED PARTY                200,000        200,000


STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, par value $1.00;
   authorized 250,000 shares,
   issued and outstanding, none
  COMMON STOCK, par value $.01;
   authorized 3,000,000 shares;
   issued and outstanding
   1,693,397                         16,934         16,934
  PAID IN CAPITAL                 2,835,307      2,835,307
  RETAINED EARNINGS               1,540,171      1,045,390
                                  4,392,412      3,897,631
LESS TREASURY STOCK 353,866
   SHARES AT COST                  (520,097)      (520,097)

  TOTAL STOCKHOLDERS' EQUITY      3,872,315      3,377,534
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY           $6,498,555     $6,617,986

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
2


THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                    THREE MONTHS ENDED       SIX MONTHS ENDED
                    DECEMBER 31,             DECEMBER 31,
                    2001        2000         2001        2000

REVENUES            $2,148,712  $2,365,480  $4,814,765  $4,632,884

   COST OF REVENUES  1,302,543   1,643,062   3,283,444   3,273,501

GROSS PROFIT           846,169     722,418   1,531,321   1,359,383

  SELLING & ADMIN
    EXPENSES           422,774     294,776     652,922     496,752

OPERATING INCOME       423,395     427,642     878,399     862,631

   INTEREST EXPENSE     26,042      38,554      58,639      78,304

   OTHER (INCOME)/
     EXPENSE (NET)      (1,315)       (646)     (4,875)      3,727

INCOME BEFORE INCOME
   TAXES               398,668     389,734     824,635     780,600

INCOME TAXES          (159,467)   (155,894)   (329,854)   (312,240)


NET INCOME            $239,201    $233,840    $494,781    $468,360


NET INCOME PER SHARE:
   BASIC                  $0.18      $0.17      $0.37      $0.35
   DILUTED                $0.17      $0.17      $0.36      $0.34

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
   BASIC               1,339,531  1,339,531   1,339,531   1,339,531
   DILUTED             1,380,031  1,376,709   1,380,031   1,372,448


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                  SIX MONTHS ENDED DECEMBER 31,
                                       2001        2000

NET INCOME                            $494,781     $468,360

ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED
  BY/(USED IN) OPERATING
  ACTIVITIES:
   DEPRECIATION                        54,450      76,950
   AMORTIZATION                         2,100       2,100
   DECREASE/(INCREASE) IN ACCOUNTS
     RECEIVABLE                       973,092  (1,058,506)
   (INCREASE)/DECREASE IN
      INVENTORIES                    (129,940)      3,029
   DECREASE/(INCREASE) IN CONTRACT
      COSTS AND RELATED ESTIMATED
      PROFITS IN EXCESS OF APPLICABLE
      BILLINGS                        785,345    (128,846)
   (INCREASE) IN PREPAID EXPENSES
      AND OTHER CURRENT ASSETS         (2,049)    (15,671)
   (DECREASE)/INCREASE IN ACCOUNTS
      PAYABLE                        (200,323)      3,016
   INCREASE IN ACCRUED LIABILITIES     62,852      15,543
   INCREASE IN ACCRUED CORPORATE
      INCOME TAXES                    144,854     312,240
   (DECREASE) IN ACCRUED PENSION
      COSTS                           (28,000)     (1,001)

   TOTAL ADJUSTMENTS                1,662,381    (791,146)

NET CASH PROVIDED BY/(USED IN)
   OPERATIONS                       2,157,162    (322,786)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   EXPENDITURES FOR PLANT,
    PROPERTY AND EQUIPMENT           (111,945)    (46,892)

NET CASH (USED IN) INVESTING
  ACTIVITIES                         (111,945)    (46,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG-
   TERM DEBT                         (593,595)    (45,460)

NET CASH (USED IN) FINANCING
  ACTIVITIES                        ($593,595)   ($45,460)

NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS              1,451,622    (415,138)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD               2,090,251   1,176,479

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                    $3,541,873  $  761,341

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001

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

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001

                          December 31, 2001   June 30, 2001

Finished Goods            $149,771            $  32,199
Work In Process            310,157              150,667
Raw Materials              171,692              318,814
                          ________             ________
Total                     $631,620             $501,680
                          ========              =======

NOTE 5:  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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


NOTE 8:  LONG-LIVED ASSETS

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of December 31, 2001, the carrying values of such assets are appropriate.

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001

NOTE 9:  REVENUE RECOGNITION IN FINANCIAL STATEMENTS

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

NOTE 10:  BUSINESS COMBINATIONS

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

NOTE 11:  EARNINGS PER SHARE

Net Income per share has been presented pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share". Basic net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period. Diluted net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                                Three Months Ended December 31,
                              2001                    2000
                                 Per                         Per
             Income  Shares      Share   Income   Shares     Share
                                 Amount                      Amount
Basic Net
 Income per
  common
     share  $239,201 1,339,531   $.18    $233,840 1,339,531   $.17

Effect of
  dilutive
  securities     --    40,500      --         --     37,178     --

Diluted net
  income
  per common
  share     $239,201 1,380,031   $.17    $233,840 1,376,709   $.17

                               Six Months Ended December 31,
                              2001                     2000
                                 Per                        Per
             Income  Shares      Share   Income   Shares    Share
                                 Amount                     Amount
Basic Net
 Income per
  Common
      Share $494,781 1,339,531   $.37    $468,360 1,339,531   $.35

Effect of
 dilutive
 securities     --     40,500      --         --     32,917     --

Diluted net
 income
 per common
 share     $494,781  1,380,031   $.36     $468,360 1,372,448  $.34


NOTE 12:  RECENT PRONOUNCEMENTS

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


THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Consolidated Results of Operations

For the second fiscal quarter this year, consolidated revenues were $2,148,712, which is lower than the same period last year by $216,768. Lower costs for this past quarter in the electronic segment resulted in a higher gross profit for the quarter this year as compared to the same period last year. Results of operations by segment are discussed below in more detail.

Consolidated revenues for the six-month period this year were $4,814,765, which is $181,881 higher than the same period last year. Revenues for the six-month period are discussed below according to business segment.

Operating income for the second fiscal quarter this year remained level with last year for the same three month period. For the six-month period, operating income is $15,768 higher than last year.

The Company has made voluntary principal reduction payments toward its mortgage during this fiscal year in the amount of $528,485. As of December 31, 2001, the outstanding balance of the Company's mortgage was $975,000. These principal payments have reduced interest expenses. In addition, the Company had renegotiated its mortgage note agreement, which, among other factors, reduced the interest rate from a fixed rate of 8.25% to the Banks prime rate plus .5% with a floor of 6%. The Company and its Bank also agreed to renew the Company's line of credit facility of $500,000 at the rate of .25% plus the Bank's prime rate through October 2002.

Information about the Company's operations in its two segments for the three and six month periods this year compared to last year is as follows:


                  Three months ended      Six months ended
                     December 31,           December 31,
                   2001        2000       2001        2000
Electronics
 Segment
  Revenues       $1,856,599  $2,300,879   $4,506,510  $4,541,544
  Operating
    Income         $404,160    $431,692     $878,693    $874,041


Leisure and
 Recreation
 HEDCO
  Revenues         $292,113     $64,601     $308,255     $91,340
  Operating
 Income/(Loss)      $19,235     ($4,050)       ($294)   ($11,410)

Electronics Segment

(In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. Elements of these costs include material, labor and overhead expenses.)


For the three-month period ended December 31, 2001 revenues in the electronics segment were $444,280 lower than the same three-month period last year. Actual costs incurred during this period were lower than last year.

For the six-month period ended December 31, 2001 revenues in the electronics segment were $35,034 lower than the same six-month period last year.

The Company's contract with the U.S. Army to provide diesel operated tactical generator sets provided 91% of the electronics segment revenues this year to date. Last year, during the same six-month period, this contract provided 87% of electronic segment revenues.

The remaining electronics segment revenues were derived form various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy. The Company has also been developing a small customer base which utilizes its sophisticated CNC machining centers.

The Company has been the sole producer of 2kW diesel operated tactical generator sets for the U.S. Army since 1997 under a contract which was awarded in 1996. Since that time, the Company has received orders under this contract of approximately $33 million. The final production order under this contract was received in November 2000. Deliveries of the final production order under this contract are scheduled to be completed in March 2002. Deliveries have been made to various branches of the Armed Forces of the United States.

On September 7, 2001, the Company was awarded a new contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set.
This new order is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract described above. As with the prior award, this contract allows the Army to place production orders annually and to place additional interim orders. When announcing this award through the Defense Technical Information Center, the U.S. Army Communications and Electronics Command described this contract as having "an estimated cumulative value of $35 million (an appropriate number and dollar value will be issued with each delivery order)". The Company is anticipating the receipt of the first production order. However, no assurance can be given that the Army will place orders under this contract or, if orders are placed, the timing and amount of such orders.

As of December 31, 2001, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $2 million. It is estimated that all of this backlog will be recognized as revenues during this fiscal year.

As of December 31, 2000, the aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $11 million.


HEDCO Division

In the leisure and recreation segment, revenues were higher by $227,512 and $216,915 for the three and six-month periods ended December 31, 2001, respectively, when compared to the same periods last year.

Higher snowmaking machine revenues than last year accounted for this increase as the sale of replacement parts remained level with last year. This year, included in revenues is income derived from leasing arrangements, which include the option to purchase the leased machines.

Traditionally, the major portion of revenues in this segment are recorded during the second fiscal quarter when snowmaking machines are delivered.


Liquidity and Capital Resources

The Company's working capital at December 31, 2001 was $4,622,057 compared to $4,727,351 at June 30, 2001.

The ratio of current assets to current liabilities was 6.13 to 1 at December 31, 2001 and 5.87 to 1 at June 30, 2001.

For the six month period ended December 31, 2001 operations provided net cash of $2,157,162. Expenditures for plant, property and equipment used net cash of $111,945 and financing activities used net cash of $593,595.

The Company does not anticipate any significant capital expenditures for the remainder of the fiscal year.

Net cash provided by operations resulted primarily from increased collections of "accounts receivable" which included increased billings of "contract costs and related estimated profits in excess of applicable billings".

Net cash used in financing activities includes additional principal reduction payments of $528,485 made towards the Company's long term debt.

The Company also has a note payable to an officer in the amount of $200,000, at an interest rate of 9% per annum, which has been classified on the Balance Sheet as a long-term liability.
This note is subordinate to the mortgage note with the Company's primary lender.

On December 27, 2001, the Company and its primary Bank agreed to revised terms of its mortgage note agreement. The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus .5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005.


The Bank had also agreed to extend the Company's line of credit of $500,000 through October 2002 at the rate of the Bank's prime rate plus .25%. As of December 31, 2001, there were no outstanding borrowings against this line of credit facility.

The Company's borrowing capacity has remained above its use of outside financing. Management believes that the Company's anticipated cash flow from operations, combined with its line of credit, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels.

Government Defense Business

The electronics segment of business provides most of the Company's revenues and is comprised of business with the U.S. Department of Defense or with other government contractors.

This segment consists of long term contracts and short-term business such as replacement parts. Revenues from both sources have remained relatively stable in recent years.

Long term contracts have been dependent upon single projects and until 1997, a single program, the ADCAP torpedo program with the U.S. Navy was the primary source of the Company's revenues. In 1996, the Company was awarded a contract with the U.S. Army to provide diesel operated tactical generator sets. This program has since become the Company's primary source of revenues.

On September 7, 2001, the Company was awarded a ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets.
This ten-year indefinite delivery, indefinite quantity contract replaces the initial contract under which the Company has been the sole producer of this generator for the Army since 1997. These generators are currently being fielded by both active and reserve components of the U.S. Armed Forces.

The Company, which was incorporated in 1955, has many years of experience in contracting with the Department of Defense. The Company continues to explore areas of business, which will provide continued stability and growth. Management believes that by pursuing awards which utilize its technical expertise and its sophisticated machining capabilities the Company has its best opportunity for success.

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


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On December 5, 2001, at the Company's annual meeting of shareholders, the following six directors were elected to serve for the ensuing year. Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the nominees for directors):

Name                           For                Withheld
Alexander A. Cameron       1,126,970              4,815
Frances D. Dewey           1,127,060              4,725
Gordon C. Dewey            1,127,087              4,698
John H.D. Dewey            1,127,087              4,698
Nathaniel Roberts          1,127,087              4,698
James M. Link              1,127,087              4,698

Also at that meeting the shareholders approved the Company's adoption of its Stock Option Plan for Non-Employee Directors.
Set forth below are the number of votes cast for, against, withheld, or non-vote with respect to such plan.

For         Against     Withheld      Non-Vote
795,868     65,916      11,517        258,484

Also at that meeting the shareholders approved the Company's amendment of its 1998 Stock Option Plan. Set forth below are the number of votes cast for, against, withheld, or non-vote with respect to such amendment.

For        Against       Withheld       Non-Vote
799,243    60,397        13,661         258,484

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

No reports on Form 8-K have been filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date:  February 13, 2002                      /s/
                                   Thom A. Velto, Treasurer
                                   Principal Accounting Officer

                                              /s/
Date:  February 13, 2002           Edward L. Proskey,
                                   Vice President, Operations


