Form 10-Q
period 2002-03-31
DEWEY ELECTRONICS CORP
filed 2002-05-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 2002
Commission File No 0-2892


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


The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at March 31, 2002.





THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                     Page No.

Part I  Financial Information

Item 1  Condensed Consolidated Financial Statements      1

Condensed consolidated balance sheets -
March 31, 2002 and June 30, 2001                         2

Condensed consolidated statements of operations -
three and nine months ended March 31, 2002
and March 31, 2001                                       3

Condensed consolidated statements of cash flows for the
nine months ended March 31, 2002 and 2001                4

Notes to condensed consolidated financial statements     5

Item 2  Management's Discussion and Analysis of
Financial Condition and Results of Operations            9


Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security
         Holders                                         15

Item 6.  Exhibits and Reports on Form 8-K                15




PART I:  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited condensed, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year. The following unaudited condensed consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2001.

THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                     MARCH 31,      JUNE 30,
                                      2002           2001
                                   (UNAUDITED)      (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS        $3,552,319       $2,090,251
  ACCOUNTS RECEIVABLE               1,164,557        1,226,604
  INVENTORIES                         621,516          501,680
  CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS            277,968        1,790,451
  DEFERRED TAX ASSET                   35,105           35,105
  PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                     88,818           54,528

      TOTAL CURRENT ASSETS          5,740,283        5,698,619

PLANT, PROPERTY AND EQUIPMENT
     - (NET)                          885,994          793,037

OTHER NON CURRENT ASSETS              123,180          126,330

TOTAL ASSETS                       $6,749,457       $6,617,986


LIABILITIES AND STOCKHOLDERS'
  EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE             $374,143         $318,058
  ACCRUED LIABILITIES                 178,311          188,093
  ACCRUED CORPORATE INCOME TAXES      183,440          196,221
  ACCRUED PENSION COSTS               129,543          159,043
  CURRENT PORTION OF LONG-TERM DEBT    60,938          109,853

    TOTAL CURRENT LIABILITIES         926,375          971,268

LONG-TERM PORTION OF LONG-TERM DEBT   903,906        1,458,742
OTHER LONG-TERM LIABILITY              61,172           61,172
DEFERRED TAX LIABILITY                549,270          549,270
DUE TO RELATED PARTY                  200,000          200,000


STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, par value $1.00;
   authorized 250,000 shares,
   issued and outstanding, none
  COMMON STOCK, par value $.01;
   authorized 3,000,000   shares;
   issued and outstanding 1,693,397    16,934           16,934
  PAID IN CAPITAL                   2,835,307        2,835,307
  RETAINED EARNINGS                 1,776,590        1,045,390
                                    4,628,831        3,897,631
LESS TREASURY STOCK 353,866
  SHARES AT COST                     (520,097)        (520,097)

  TOTAL STOCKHOLDERS' EQUITY        4,108,734        3,377,534
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $6,749,457       $6,617,986

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                       THREE MONTHS ENDED     NINE MONTHS ENDED
                            MARCH 31,            MARCH 31,
                       2002       2001        2002       2001

REVENUES            $1,922,849  $3,440,125  $6,737,614 $8,073,009

   COST OF REVENUES  1,213,457   2,726,293   4,496,901  5,999,794

GROSS PROFIT           709,392     713,832   2,240,713  2,073,215

  SELLING & ADMIN
   EXPENSES            297,586     275,585     950,508    772,337

OPERATING INCOME       411,806     438,247   1,290,205  1,300,878

   INTEREST EXPENSE     19,355      37,931      77,994    116,235

   OTHER (INCOME)/
      EXPENSE (NET)     (1,581)     (3,326)     (6,456)       401

INCOME BEFORE INCOME
  TAXES                394,032     403,642   1,218,667  1,184,242

INCOME TAXES          (157,613)   (161,460)   (487,467)  (473,700)

NET INCOME            $236,419    $242,182    $731,200   $710,542


NET INCOME PER SHARE:
   BASIC                $0.18       $0.18       $0.55     $0.53
   DILUTED              $0.17       $0.18       $0.53     $0.52


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
   BASIC               1,339,531  1,339,531  1,339,531  1,339,531
   DILUTED             1,380,031  1,380,031  1,380,031  1,376,420


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                  NINE MONTHS ENDED MARCH 31,
                                   2002             2001

NET INCOME                     $   731,200        $  710,542

ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:

   DEPRECIATION                     81,675            96,623
   AMORTIZATION                      3,150             3,150
   DECREASE IN ACCOUNTS
     RECEIVABLE                     62,047         1,101,157
   (INCREASE)/DECREASE IN
     INVENTORIES                  (119,836)            3,807
   DECREASE/(INCREASE) IN
     CONTRACT COSTS AND RELATED
     ESTIMATED PROFITS IN EXCESS
     OF APPLICABLE BILLINGS      1,512,483          (532,877)
   (INCREASE) IN PREPAID EXPENSES
     AND OTHER CURRENT ASSETS      (34,290)          (50,974)
   INCREASE IN ACCOUNTS PAYABLE     56,085           192,367
   (DECREASE)/INCREASE IN ACCRUED
     LIABILITIES                    (9,782)           12,498
   (DECREASE)/INCREASE IN ACCRUED
     CORPORATE INCOME TAXES        (12,781)          297,949
   (DECREASE) IN ACCRUED PENSION
     COSTS                         (29,500)            4,771

   TOTAL ADJUSTMENTS             1,509,251         1,128,471

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                     2,240,451         1,839,013

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   EXPENDITURES FOR PLANT,
     PROPERTY AND EQUIPMENT       (174,632)         (57,481)

NET CASH (USED IN) INVESTING
   ACTIVITIES                     (174,632)         (57,481)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG-
   TERM DEBT                      (603,751)         (71,011)

NET CASH (USED IN) FINANCING
  ACTIVITIES                      (603,751)         (71,011)

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                    1,462,068        1,710,521

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD            2,090,251        1,176,479

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                 $3,552,319       $2,887,000


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2002

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

As there is no segregation of inventories as to raw materials, work in progress and finished goods for interim reporting periods (this information is available at year-end when physical inventories are taken and recorded), estimates have been made for the interim period. These estimates are consistent with those made in prior periods.

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2002

                        March 31, 2002       June 30, 2001
Finished Goods          $146,765             $  32,199
Work In Process          310,157               150,667
Raw Materials            164,594               318,814
Total                   $621,516              $501,680
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

NOTE 8:  LONG-LIVED ASSETS

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of March 31, 2002, the carrying values of such assets are appropriate.

NOTE 9:  BUSINESS COMBINATIONS

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

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2002


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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                        Three Months Ended March 31,
                        2002                  2001
                               Per                       Per
            Income  Shares    Share   Income  Shares   Share
                              Amount                   Amount

Basic Net
 Income
 per
 Common
 Share    $236,419  1,339,531  $.18  $242,182  1,339,531 $.18


Effect
of
dilutive
Securities     --      40,500    --       --     40,500    --

Diluted
 Net
 income
 per
 common
 share    $236,419  1,380,031  $.17  $242,182  1,380,031 $.18



                        Nine Months Ended March 31,
                        2002                   2001
                              Per                      Per
           Income  Shares    Share   Income  Shares  Share
                             Amount                  Amount

Basic Net
 Income
 per
 common
 share    $731,200  1,339,531  $.55  $710,542  1,339,531 $.53


Effect
Of
dilutive
securities     --      40,500    --       --     36,889    --


Diluted
 Net
 income
 per
 common
 share    $731,200  1,380,031  $.53  $710,542  1,376,420 $.52

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2002


NOTE 11:  RECENT PRONOUNCEMENTS

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes its accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on July 1, 2002 and it has determined that this statement will have no material impact on its financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations.
SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell.
SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on July 1, 2002, and management believes that the impact that this statement will have on its results of operations or financial position will not be significant.

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


9
Consolidated Results of Operations

For the third fiscal quarter this year, consolidated revenues were $1,922,849, which is lower than the same period last year by $1,517,216. The electronics segment incurred lower costs as compared to the same period last year resulting in lower revenues. (See below under "Electronics Segment" for a discussion of how revenues are recorded in the electronics segment.) In the leisure and recreation segment, revenues improved compared to last year. Results of operations by segment are discussed below in more detail.

Consolidated revenues for the nine-month period this year were $6,737,614, which is $1,335,395 lower than the same period last year. Revenues for the nine-month period are discussed below according to business segment.

Operating income for the third fiscal quarter this year remained level with last year for the same three month period, and nine-month period.

In addition to its monthly installment payments, the Company has made voluntary principal reduction payments toward its mortgage during this fiscal year in the amount of $528,485. As of March 31, 2002, the outstanding balance of the Company's mortgage was $964,844. These principal payments have reduced interest expenses. In addition, the Company had renegotiated its mortgage note agreement, which, among other factors, reduced the interest rate from a fixed rate of 8.25%to the Bank's prime rate plus .5% with a floor of 6%. As a result, of the above, interest expense has been reduced. The Company and its Bank also agreed to renew the Company's line of credit facility of $500,000 at the rate of .25% plus the Bank's prime rate through October 2002.

Information about the Company's operations in its two segments for the three and nine month periods this year compared to last year is as follows:


                Three months ended       Nine months ended
                     March 31,                March 31,
                 2002       2001          2002        2001
Electronics
  Segment
  Revenues    $1,906,121  $3,434,930    $6,412,631  $7,976,474
  Operating
   Income       $426,555    $470,012    $1,305,248  $1,344,053


Leisure and
  Recreation
  HEDCO
  Revenues       $16,728      $5,195      $324,983     $96,535
  Operating
    (Loss)      ($14,749)   ($31,765)     ($15,043)   ($43,175)

Electronics Segment

(In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. Elements of these costs include material, labor and overhead expenses.)

10
For the three-month period ended March 31, 2002, revenues in the electronics segment were $1,528,809 lower than the same period last year. For the nine-month period ended March 31, 2002, revenues in the electronics segment were $1,563,843 lower than the same period last year.

The Company has been producing 2kW diesel operated tactical generator sets since 1997 under a contract with the U.S. Army, which was awarded in 1996. Since that time, the Company received orders under this contract of approximately $33 million and made deliveries to various branches of the Armed Forces of the United States. The final production order under this contract was received in November 2000 and deliveries of this order were completed in March 2002. As a result of this contract nearing completion, lower costs were incurred during the third fiscal quarter compared to the same period last year. Using the percentage of completion method of accounting to determine revenues, fiscal third quarter revenues were lower than the same period last year.

In September 2001, the Company was awarded a new contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract described above.
As with the prior contract, this contract allows the Army to place production orders annually and to place additional interim orders. The total amount of orders placed to date is approximately $6 million. The Company has begun production under this contract and deliveries are scheduled to continue through fiscal year
The Company is anticipating the receipt of additional orders, however, no assurance can be made that the Army will place such orders or, if additional orders are placed, the timing and amount of such orders.

The Company's initial contract with the U.S. Army to provide diesel operated tactical generator sets provided 91% of the electronics segment revenues this year to date. Last year, during this same nine-month period, this contract provided 89% of electronics segment revenues.

The remaining electronics segment revenues were derived from various orders, more limited in scope and duration, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of such other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures peed and distance measuring instrumentation for the U.S. Navy. The Company has also been developing a small customer base, which utilizes its sophisticated CNC machining centers.

As of March 31, 2002, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $3 million. In addition, the aggregate amount of generator set orders received during the month of April 2002 was approximately $3 million.
Total backlog of unrecorded revenues as of April 30, 2002 amounted to approximately $6 million. It is estimated that approximately $2 million of this backlog will be recognized as revenues during this fiscal year.

As of March 31, 2001, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $8 million.

HEDCO Division

In the leisure and recreation segment, revenues were higher by $11,533 and $228,448 for the three and nine-month periods ended March 31, 2002, respectively, when compared to the same periods last year.

Higher snowmaking machine revenues than last year accounted for this increase as well as a small increase in the sale of replacement parts. This year, included in revenues is income derived from leasing arrangements, which include options to purchase the leased machines. In April 2002, these options have been exercised and will be included in revenues during the fourth fiscal quarter.

Traditionally, the major portion of revenues in this segment are recorded during the second fiscal quarter, when snowmaking machines are delivered.

Liquidity and Capital Resources

The Company's working capital at March 31, 2002 was $4,813,908 compared to $4,727,351 at June 30, 2001.

The ratio of current assets to current liabilities was 6.20 to 1 at March 31, 2002 and 5.87 to 1 at June 30, 2001.

For the nine-month period ended March 31, 2002, operations provided net cash of $2,240,451. Expenditures for plant, property and equipment used net cash of $174,632 and financing activities used net cash of $603,751.

The Company does not anticipate any significant capital expenditures for the remainder of the fiscal year.

Net cash provided by operations resulted primarily from the billing and collection of "contract costs and related estimated profits in excess of applicable billings", and net income from operations.

Net cash used in financing activities includes additional principal reduction payments of $603,751 made towards the Company's long term debt.

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


The Bank had also agreed to extend the Company's line of credit of $500,000 through October 2002 at the rate of the Bank's prime rate plus .25%. As of March 31, 2002, there were no outstanding borrowings against this line of credit facility.

The Company's borrowing capacity has remained above its use of outside financing. Management believes that the Company's anticipated cash flow from operations, combined with its line of credit, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels.

Government Defense Business

The electronics segment of business provides most of the Company's revenues and is comprised of business with the U.S. Department of Defense or with other government contractors.
It consists of long term contracts and short-term business such as replacement parts. Revenues from both sources have remained relatively stable in recent years.

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

As with the prior contract, this new contract to supply 2kW diesel operated generator sets provides for the U.S. Army to place production orders annually and to place additional interim orders. Orders under this new contract have been received as final deliveries were being made on the prior contract and production of these orders has begun. See the discussion above under "Electronics Segment."

The Company has many years of experience in contracting with the Department of Defense including the receiving and replacing of government contracts. The Company continues to explore other areas of business which will utilize its technical expertise and production resources and are capable of providing continued stability and growth. A small customer base has been developing which utilizes the Company's CNC machining centers.

Since substantially all of the Company's electronics business has been derived from contracts with various agencies of the United States Government (the "Government") or subcontracts with prime Government contractors, the loss of substantial Government business would have a material adverse effect on the business.



It should be recognized that Department of Defense business is subject to changes in military procurement policies and objectives and to government budgetary constraints and that the Company bids for Department of Defense business in competition with many defense contractors, including firms that are larger in size and have greater financial resources.


Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See the Notes to the Condensed Consolidated Financial Statements.

In the electronics segment, revenues and estimated earnings are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. See Note 1 to the Condensed Consolidated Financial Statements.

For interim reporting periods, the Company does not segregate inventories as to raw materials, work in progress and finished goods (this information is available at year-end when physical inventories are taken and recorded). Estimates are made for interim reporting periods. See Note 4 to the Condensed Consolidated Financial Statements.




PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

                     None



Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------

No reports on Form 8-K have been filed during the quarter ended
March 31, 2002.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE DEWEY ELECTRONICS CORPORATION



                                   /s/
Date:  May 14, 2002        Thom A. Velto, Treasurer
                           Principal Accounting Officer



                                   /s/
Date:  May 14, 2002        Edward L. Proskey,
                           Vice President, Operations

