Form 10-K
period 2002-06-30
DEWEY ELECTRONICS CORP
filed 2002-09-27
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
__
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on August 29, 2002: $3,378,565.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at August 29, 2002.

Page 1

THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS

Item                                                         Page

PART I
 1.  Business                                                  3

 2.  Properties                                                5

 3.  Legal Proceedings                                         6

 4.  Submission of Matters to a Vote of Security Holders       6

PART II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                       7

 6.  Selected Financial Data                                   8

 7.  Management's Discussion and Analysis of Financial
	Condition and Results of Operations                      9

 8.  Financial Statements and Supplementary Data               17

 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                       33

PART III

10.  Directors and Executive Officers of the Registrant        34

11.  Executive Compensation                                    34

12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                34

13.  Certain Relationships and Related Transactions            34

14.  Controls and Procedures                                   34

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                                 35

16.  Signatures                                                36


PART I


Item 1.  BUSINESS

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955. It is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey. The Company is organized into two operating segments on the basis of the type of products offered.

In the electronics segment, the Company is a producer of sophisticated electronic and electromechanical systems for the Armed Forces of the United States. Currently, the principal products of this segment of business are manufactured either as prime contractor or as subcontractor for the Department of Defense. In addition, the Company's Pitometer Log Division is a long-established manufacturer of ship speed and distance measuring instrumentation.

In the leisure and recreation segment, the Company, through its HEDCO Division, designs, manufactures and markets advanced, sophisticated snowmaking equipment.

There are no intersegment sales.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2002 are set forth in Note L -
Operating Segments of the Notes to the Financial Statements.

During the last three fiscal years, there were no material expenditures for Company-sponsored or customer-sponsored research and development activities.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, earnings or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental control facilities.

As of August 29, 2002, the Company had a work force of 34 employees, of whom 9 were technical or professional personnel. Last year at the same date, the work force included 38 employees, of whom 9 were technical or professional personnel. The reduction in workforce is the result of revised production schedules in the electronics segment of business. Fluctuations in the work force sometimes also result from the seasonal nature of the leisure and recreation segment of business.

ELECTRONICS SEGMENT

This segment of business accounted for 95% of total revenues in fiscal year 2002, 99% of total revenues in fiscal 2001 and 96% of total revenues in fiscal 2000.

The Company has been producing 2kW diesel operated tactical generator sets for the U.S. Army since 1997. Under a contract which was awarded in 1996, the Company received orders of approximately $33 million and made deliveries to various branches of the Armed Forces of the United States. The final production order under this contract was received in November 2000 and deliveries of this order were completed in March 2002. The Company has delivered a total of more than over 6,000 of these lightweight diesel generators under the contract. Dewey generators are currently being fielded by both active and reserve components of the U.S. Armed Forces. They have been delivered to Fort Bragg, Fort Campbell, the New Brigade Combat Team in
Fort Lewis and multiple installations throughout the United
States and Europe.

On September 7, 2001, the Company was awarded a ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets. This new contract is a ten-year indefinite delivery, indefinite quantity contract that replaces the initial contract described above, under which Dewey Electronics has been the sole producer of this generator for the Army since 1997.

As with the prior contract, this contract allows the Army to place production orders annually and to place additional interim orders. The total amount of orders placed to date is approximately
$6 million. The Company received most of these orders in March and April 2002. As a result of the timing of the receipt of these orders, fourth quarter revenues this year were lower than the same period last year. The Company has begun production under this contract and deliveries are scheduled to continue through fiscal year 2003. The Company is anticipating the receipt of additional orders, however, no assurance can be made that the Army will place such orders or, if additional orders are placed, the timing and amount of such orders.

The electronics segment of business provides most of the Company's revenues. Virtually all of the electronic product revenues are attributable to business with the Department of Defense (DOD) of the Federal Government or with other government contractors. Aside from replacement part and other short-term business, the Company's electronics segment revenues have in recent years been dependent upon single projects. Thus, until 1997 a single program, the ADCAP torpedo program with the U.S. Navy, was responsible for all of the Company's electronics segment revenues from long-term projects, and currently the tactical generator set program of the U.S. Army accounts for all such long-term revenues.

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

LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 5% of the Company's revenues in fiscal year 2002, 1% of the Company's revenues in fiscal 2001 and 4% of the Company's revenues in fiscal 2000.

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

The Company has sold snowmaking equipment to over three hundred different locations in the United States and abroad. Marketing is performed by the Company's employees in the domestic market and by distributors and representatives in foreign markets. In fiscal 2002, the foreign market represented a small amount of revenues, all from the sales of parts.

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

Under the terms of a mortgage note to Sovereign Bank described in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, both the land and building are subject to the lien of a mortgage securing indebtedness in the amount of $949,610. The Company also has a line of credit with the Bank, under which the Company may borrow up to an additional $500,000 that would be secured by a lien on substantially all of the Company's machinery, equipment and other personal property.


Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.



PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol "DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

                            Quarterly Common Stock Price Range

                           Fiscal Year 2002     Fiscal Year 2001

       Quarter             High     Low         High    Low

       1st                  $4.45   $3.25      $3.25    $1.3125
       2nd                   5.00    4.05       3.625    2.3125
       3rd                   4.05    3.55       3.375    2.50
       4th                   4.35    3.95       3.80     2.25

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during the fiscal years
2002, 2001 and 2000. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of August 29, 2002 was 606.



Item 6.  Selected Financial Data



               (In thousands of dollars, except per share amounts)

                                  Year ended June 30,

                  2002    2001     2000       1999       1998
Revenues          $8,916  $10,886  $10,409(1) $8,632(3)  $2,325
Income/(loss)
before income
taxes             $1,459  $1,838   $1,543(2)  $935(3)    $ (748)
Net income/
(loss)              $875  $1,103   $926(1)(2) $561(3)    $ (447)
Net income/
(loss) per share
 - basic            $.65   $.82     $.69      $.42      $  (.33)
Net income/
(loss) per share
 - diluted          $.63   $.80     $.69      $.42      $  (.33)
Cash dividends
per common share      --     --       --        --           --
Total assets      $6,822  $6,618   $5,325     $5,776    $4,713
Long-term
Obligations       $1,699  $2,269   $1,924     $2,427    $2,481
Working capital   $4,793  $4,728   $3,227     $2,413    $1,444
Stockholders'
Equity            $4,253  $3,378   $2,275     $1,349    $  788


(1) Revenues in fiscal year 2000 include $702 as a result of notification of the final closeout of a contract with the U.S. Navy.

(2) Income in fiscal year 2000 includes a charge for an inventory provision in the amount of $353.

(3) The increases in this selected financial data relate to the Company's contract with the U.S. Army to supply diesel operated tactical generator sets over five annual purchasing periods.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.
The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and specifically, the factors discussed below under "Government Defense Business". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2002, 2001, and 2000 are set forth in Note L - Operating Segments of the Notes to the Financial Statements.

Results of Operations

The Company's fiscal year ends on June 30. Accordingly, all references to years in this Management's Discussion refer to the fiscal year ended June 30 of the indicated year. Also, when referred to herein, operating profit means net sales less operating expenses. Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating other income and expenses.

Revenues

Revenues this year were 18% lower than last fiscal year and 14% lower than fiscal year 2000 as a result of lower revenues in the electronic segment. The leisure and recreation segment revenues had increased over both prior years and is discussed further in the section entitled Leisure and Recreation.

Information about the Company's operations in the two segments are set forth in Note L - Operating Segments of the Notes to the Financial Statements.

Electronic Products

In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. Elements of these costs include material, labor and overhead expenses.

Electronic product revenues accounted for 95% of total revenues in 2002, 99% of total revenues in 2001 and 96% of total revenues in 2000.

In fiscal year 2002, 90% of the electronic product revenues were derived from production efforts towards providing the Armed Forces with diesel operated tactical generator sets. The production of diesel operated tactical generator sets accounted for 88% of the electronic segment revenues in fiscal year 2001 and 78% in 2000.

In 1996, the Company was awarded a contract with the U.S. Army to supply tactical generator sets, which operate on diesel fuels. This contract included five annual purchasing periods including price escalations for each year, and the Army placed an annual production order each year plus some additional orders. The initial award funded $1 million in 1996 and the Company received total orders under the contract of approximately $33 million. The Company has delivered a total of more than 6,000 of these lightweight diesel generators, and deliveries of the final production order were made in March 2002. Dewey generators under the contract are currently being fielded by both active and reserve components of the U.S. Armed Forces. They have been delivered to Fort Bragg, Fort Campbell, the New Brigade Combat Team in Fort Lewis and multiple installations throughout the United States and Europe.

In September 2001, the Company was awarded a new contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten year indefinite delivery, indefinite quantity contract which replaces the initial contract described above. As with the prior contract, this contract allows the Army to place production orders annually and to place additional interim orders. The total amount of orders placed to date is approximately $6 million. The Company received most of these orders in March and April 2002. As a result of the timing of the receipt of these orders, fourth quarter revenues this year were lower than the same period last year. The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage of completion method of accounting to record revenues, material costs have an impact upon recorded revenues (see Note 1, Revenue
Recognition of the Notes to Financial Statements).

The Company has begun production under this contract and deliveries are scheduled to continue through fiscal year 2003. The Company is anticipating the receipt of additional orders, however, no assurance can be made that the Army will place such orders or, if additional orders are placed, the timing and amount of such orders.

The remaining revenues of the electronic segment revenues in fiscal years 2002, 2001 and 2000 were the result of various short term orders, more limited in scope, that were generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of these other revenues continues to be attributable to the Company's Pitometer Log Division, which manufactures speed and distance measuring instrumentation for the U.S. Navy. The Company has also been developing a small customer base, which utilizes its specialized CNC machining centers.

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $4 million on June 30, 2002, $6 million on June 30, 2001 and $4 million on June 30, 2000. Almost all of this backlog is attributable to the U.S. Army contract for diesel operated tactical generator sets. It is estimated that the present backlog will be shipped during the next 12 months and recognized as fiscal year 2003 revenues.

Leisure and Recreation

In the leisure and recreation segment, sales of snowmaking machines and related parts amounted to $470,169 in fiscal year 2002. In fiscal years 2001 and 2000, sales amounted to $124,968 and $375,546 respectively. There were no export sales of snowmaking machines during the last three fiscal years.

More snowmaking machines were sold in fiscal year 2002 than in the past several years. Competition in the foreign markets remains stronger than in the domestic market and the Company is directing its efforts in the domestic market. Due to changing economic conditions and relatively poor ski season during fiscal year 2002, this upcoming year does not appear to be as productive.

As of June 30, 2002, the Company had no backlog of orders for snowmaking machines. Last year, the Company had $81,000 backlog of orders for snowmaking machines. There was no backlog as of June 30, 2000.

Gross Profit

Gross Profit was 31% in 2002, 27% in 2001 and 26% in 2000.

In the electronics segment, gross profit was 32% of revenues as a result of continued production efforts towards the contract for diesel operated tactical generator sets. In 2001, gross profit was 27% and in 2000, gross profit was 30%.

Selling, General and Administrative Expenses

In 2002, selling, general and administrative expenses of $1,264,189 were 14% of revenues. In 2001 these expenses of $1,017,002 were 9% of revenues, and in 2000 they were $939,094 or 10% of revenues. These increases were primarily the result of increased corporate and professional fees incurred.


Interest Expense

Interest expense for the last three years amounted to $97,242 in 2002, $153,681 in 2001 and $204,283 in 2000. A voluntary principal reduction payment of $500,000 was made in August 2001. Another principal reduction payment of $28,485 was made in December 2001. These additional payments reduced the principal amount on which the interest is calculated, thereby reducing interest expense.

Also, on December 27, 2001, the Company renewed its mortgage note agreement reducing the interest rate from a fixed rate of 8.25% to the Banks prime rate plus .5% with a floor of 6%. This lower interest rate also reduced interest expense.

Other Income-Net

The amounts reported as Other Income represent the net effect of interest and miscellaneous items such as the sale of scrap, discounts, bank transaction fees and other like items.

Other income of $17,511 for fiscal year 2002 was comprised of interest income of $20,432 and the net expense of miscellaneous bank fees and discounts of $2,921.

Other income of $21,836 for fiscal year 2001 was the result of interest received in the amount of $7,785 and the net income of miscellaneous items and scrap sales of $14,051.

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

The provision for income taxes for the fiscal years 2002, 2001, and 2000 was at an effective rate of 40%.

Inflation

Historically, inflation and price changes have not had a material effect on operations.

Liquidity and Capital Resources

At June 30, 2002, the Company's working capital was $4,768,198 compared to $4,727,351 at June 30, 2001.

The ratio of current assets to current liabilities was 6.35 at June 30, 2002 and 5.87 the prior year.

During fiscal year 2002, operations provided $2,359,268 net cash as compared to $1,074,114 net cash provided in 2001 and $1,757,904 net cash provided in 2000.

During 2002, net cash provided by operations consisted primarily of net income before depreciation and amortization, collections of accounts receivable and the billing and collection of contract costs and related estimated profits in excess of applicable billings. These costs were billed as deliveries were made on the Company's long-term projects.

In 2001, net cash provided by operations consisted primarily of net income before depreciation and amortization, collections of accounts receivable, reductions in inventories and the accrual of corporate income taxes, all of which were almost entirely offset by an increase in unbilled contract costs and related estimated profits in excess of applicable billings.

This year, investing activities used $327,447 in net cash. This amount consists of capital expenditures for building improvements, tooling and equipment, which this year includes the Company's investment in the expansion of existing technologies related to its businesses and to support new business development. In fiscal year 2001, net cash of $63,252 was used in investing activities for capital expenditures for building improvements, tooling and equipment. In fiscal year 2000, net cash of $116,229 was used in investing activities for capital expenditures for building improvements, tooling and equipment.

Net cash used in financing activities this year amounted to $618,985 of principal payments made towards the Company's long-term debt. Last year, the Company made principal payments of $97,090.

The Company had a Mortgage Note payable to Sovereign Bank at an interest rate of 8.25% per annum, payable in monthly installments of approximately $20,000 with a final maturity in year 2002.

On December 27, 2001, the Company and Sovereign Bank agreed to revised terms of its mortgage note agreement. The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus .5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005.

The Company also has a line of credit agreement with Sovereign Bank in the amount of $500,000 at the rate of .25% plus the Bank's prime rate, which may be renewed on October 31 of each year. The Bank had also agreed to extend the Company's line of credit of $500,000 through October 2002 at the rate of the Bank's prime rate plus .25%. As of June 30, 2002, there were no outstanding borrowings against this line of credit facility.

The Mortgage Note is secured by a first mortgage on all of the Company's land and its building. Borrowings under the line of credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property.

The Company also has a note payable to a co-founder (shareholder) in the amount of $200,000. This note, bearing the interest rate of 9% has been classified on its balance sheet as a long-term liability because it is subordinate to the mortgage note with the Bank.

The Company's borrowing capacity at June 30, 2002 remained above its use of outside financing. Management believes that the Company's anticipated cash flow from operations, combined with its line of credit with Sovereign Bank, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels.

The Company continues to meet its short-term liquidity needs arising out of electronic product operations through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

The Company had no material commitments for capital expenditures as of the end of the 2002 fiscal year.

The Company owns approximately 90 acres of land and the building it occupies in Bergen County, New Jersey, which are carried on its books at a net value of approximately $700,000. This property is adjacent to a full interchange of Interstate Route 287. Management continues to investigate possible options that may provide additional revenues or be otherwise favorable to the Company's stockholders equity.

Recent Pronouncements

On June 29, 2001, Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.
The Company adopted SFAS No. 141 on July 1, 2001 and it has determined that this statement had no material impact on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes its accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on July 1, 2002 and it has determined that this statement will have no material impact on its financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, this statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective in fiscal year 2003. The Company has determined that the adoption of this statement will not have an impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishments of debt as an extraordinary item. SFAS No. 145 is effective in fiscal 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

Government Defense Business

The electronics segment of business provides most of the Company's revenues and is comprised of business with the U.S. Department of Defense or with other government contractors. It consists of long-term contracts and short-term business such as replacement parts. Revenues from both sources have remained relatively stable in recent years.

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

As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. Orders under this new contract have been received as final deliveries were being made on the prior contract and production of these orders has begun. No assurances can be made that the Army will place additional orders under this contract, or if additional orders are placed, the timing and amount of such orders. See the discussion above under "Electronics Segment".

The Company has many years of experience in contracting with the Department of Defense in receiving government contracts for diverse product lines. The Company continues to explore other areas of business which will utilize its technical expertise and production resources and are capable of providing continued stability and growth. A small customer base has been developing which utilizes the Company's CNC machining centers.

Since substantially all of the Company's electronics business has been derived from contracts with various agencies of the United States Government (the "Government") or subcontracts with prime Government contractors, the loss of substantial Government business (includinga material reduction of orders under existing contracts) would have a material adverse effect on the business.

It should be recognized that Department of Defense business is subject to changes in military procurement policies and objectives and to government budgetary constraints and that the Company bids for Department of Defense business in competition with many defense contractors, including firms that are larger in size and have greater financial resources.

Other Developments

On June 18, 2002, the Company announced that, following the sudden death of its founder, President and Chairman of the Board, Gordon
C. Dewey, its Board of Directors has elected Frances D. Dewey, widow of Mr. Dewey, to the position of chairperson of the Board.

Mrs. Dewey, co-founder of the Company, has been active in the Company's affairs since its inception, as a Director and in various official capacities. She is currently Secretary of the Corporation.

At its meeting on June 14, 2002, the Board also appointed John H.D. Dewey (37) as Acting Chief Executive Officer of the Company. John Dewey is the son of Gordon Dewey. Since 1999, Mr. Dewey has been an active member of the Board, as well as working on internal projects utilizing his experience in management consulting and software engineering.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Actual results could differ from these estimates. Our significant accounting policies are described in the Notes to the Financial Statements. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, long-lived assets, and valuation of deferred tax assets and liabilities

In the electronics segment, revenues and estimated earnings are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. See Note 1 to the Financial Statements.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements


                                                             Page

Independent Auditors' Report                                 18

Financial Statements:

  Balance Sheets, June 30, 2002 and 2001                     19

  Statements of Income, Years Ended June 30, 2002,
  2001 and 2000                                              20

  Statements of Stockholders' Equity, Years Ended June
  30, 2002, 2001, and 2000                                   20

  Statements of Cash Flows, Years Ended June 30, 2002,
  2001, and 2000                                             21

  Notes to the Financial Statements                          22


All other schedules are omitted because they are not applicable or the required information is shown in the Financial
Statements or the Notes thereto.





Independent Auditors' Report


Board of Directors of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation as of June 30, 2002 and 2001, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30,
2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended
June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.





Deloitte & Touche LLP
September 4, 2002
Parsippany, New Jersey




Balance Sheets
                                         June 30,

                                      2002        2001
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents         $3,503,087  $2,090,251
Accounts receivable (includes
 U.S. Government receivable of
 approximately $100,000 in 2002
 and $1,234,000 in 2001) less
 allowance for doubtful
 accounts of $20,000 in 2002
 and 2001                           267,331    1,226,604
Inventories                         506,817      501,680
Contract costs and related
 estimated profits in excess
 of billings                      1,272,569    1,790,451
Deferred tax asset                   30,563       35,105
Prepaid expenses and other
 current assets                      78,421       54,528

TOTAL CURRENT ASSETS              5,658,788    5,698,619


PROPERTY, PLANT AND EQUIPMENT:
Land and improvements               591,149      526,556
Building and improvements         1,873,333    1,856,333
Machinery and equipment           2,692,119    2,446,753
Furniture and fixtures              182,689      182,201
                                  5,339,290    5,011,843
Less accumulated depreciation     4,302,531    4,218,806
                                  1,036,759      793,037

OTHER NON-CURRENT ASSETS            122,148      126,330

TOTAL ASSETS                     $6,817,695   $6,617,986



LIABILITIES AND STOCKHOLDERS'
 EQUITY:
CURRENT LIABILITIES:
Trade accounts payable          $  467,427    $  318,058
Accrued expenses and other
 Liabilities                       149,016       188,093
Accrued corporate income taxes     100,166       196,221
Accrued pension costs              113,043       159,043
Current portion of long-term debt   60,938       109,853

TOTAL CURRENT LIABILITIES          890,590       971,268

LONG-TERM DEBT                     888,672     1,458,742

OTHER LONG-TERM LIABILITIES         61,172        61,172
DEFERRED TAX LIABILITY             524,212       549,270
DUE TO RELATED PARTY               200,000       200,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00;
 authorized 250,000 shares,
 issued and outstanding, none         --            --
Common stock, par value $.01;
 authorized 3,000,000 shares;
 issued and outstanding
 1,693,397 in 2002 and 2001        16,934        16,934
Paid-in capital                 2,835,307     2,835,307
Accumulated earnings            1,920,905     1,045,390
                                4,773,146     3,897,631
Less:  Treasury stock,
 353,866 shares in 2002
 and 2001, at cost               (520,097)     (520,097)
TOTAL STOCKHOLDERS' EQUITY      4,253,049     3,377,534
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY          $6,817,695    $6,617,986

See notes to the financial statements



Statements of Income

                                  Years ended June 30,
                              2002       2001        2000
Revenues                  $8,916,049  $10,886,100  $10,408,958

Cost of revenues           6,112,937    7,899,061    7,727,083

Gross profit               2,803,112    2,987,039    2,681,875

Selling, general and
 administrative expenses   1,264,189    1,017,002      939,094

Operating profit           1,538,923    1,970,037    1,742,781

Interest expense             (97,242)    (153,681)    (204,283)

Other income - net            17,511       21,836        4,592

Income before income
 tax provision             1,459,192    1,838,192    1,543,090

Provision for income tax    (583,677)    (735,277)    (617,230)

NET INCOME                  $875,515   $1,102,915     $925,860

NET INCOME PER COMMON
 SHARE - BASIC                $.65         $.82        $.69
NET INCOME PER COMMON
 SHARE - DILUTED              $.63         $.80        $.69

Statements of Stockholders' Equity

                                                    Treasury stock
                Common Stock                             at cost
                                 Paid-in   Accumulated
                Shares  Amount   capital   Earnings/  Shares  Amount
                                           (Deficit)
Balance,
 June 30,
 1999        1,693,397 $16,934 $2,835,307 $(983,385)  353,866 $520,097
 Net Income        --       --         --   925,860      --        --

Balance,
 June 30,
 2000        1,693,397  16,934  2,835,307   (57,525)  353,866  520,097
 Net Income         --      --         -- 1,102,915        --       --

Balance,
 June 30,
 2001        1,693,397  16,934  2,835,307 1,045,390   353,866  520,097
 Net Income        --      --         --    875,515        --       --

Balance,
 June 30,
 2002        1,693,397 $16,934 $2,835,307 $1,920,905  353,866 $520,097

See notes to the financial statements



Statements of Cash Flows

                                          Years ended June 30,
                                 2002      2001         2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net Income                   $  875,515   $1,102,915   $925,860
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation                     83,725      112,170    154,318
Amortization                      4,182        4,182      4,182
Deferred income taxes
 Provision                       20,516      223,888    234,183
Decrease/(Increase) in
 accounts receivable            959,273      123,361   (129,553)
(Decrease) in doubtful
 accounts                          --            --      (8,571)
(Increase)/Decrease in
 inventories                     (5,137)      32,501    530,815
Decrease/(Increase) in
 contract costs and
 related estimated
 profits in excess of
 applicable billings            517,882     (702,588)   731,145
(Increase) in prepaid
 expenses and other
 current assets                 (23,893)     (20,679)    (5,474)
Increase/(Decrease) in
 accounts payable               149,369      (16,643)  (272,890)
(Decrease)/Increase in
 accrued expenses and
 other liabilities              (39,077)      29,890    (90,600)
(Decrease)/Increase in
 pension costs accrued          (46,000)       3,271      3,050
(Decrease) in billings in
 excess of contract costs
 and related estimated
 profits                             --          --    (701,608)
(Decrease)/Increase in
 corporate income taxes        (137,087)     181,846    383,047
Total adjustments             1,483,753      (28,801)   832,044

Net cash provided by
 operating activities         2,359,268    1,074,114  1,757,904

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Expenditures for plant,
 property and equipment        (327,447)     (63,252)  (116,229)

Net cash used in
 investing activities          (327,447)     (63,252)  (116,229)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Principal payments of
 long-term debt                (618,985)     (97,090)  (554,055)
Repayment of short term
 Borrowings                         --           --    (200,000)

Net cash (used in) financing
 Activities                    (618,985)     (97,090)  (754,055)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS             1,412,836      913,772    887,620

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         2,090,251    1,176,479    288,859

CASH AND CASH EQUIVALENTS
 AT END OF YEAR              $3,503,087   $2,090,251 $1,176,479

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Interest paid                  $103,271     $157,786   $206,159
Interest received               $10,443       $7,785     $4,866
Corporate Income taxes paid    $685,000     $329,543     $2,411

See notes to the financial statements.



Notes to the Financial Statements
Years ended June 30, 2002, 2001 and 2000

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

8.  Long-Lived Assets

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of June 30, 2002, the carrying values of such assets are not impaired.

9.  Recent Pronouncements

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

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes its accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on July 1, 2002 and determined that this statement will have no material impact on its financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, this statement retains the fundamental provisions of Statement
121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective in fiscal year 2003. The Company has determined that the adoption of this statement will not have an impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishments of debt as an extraordinary item. SFAS No. 145 is effective in fiscal 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for
Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.
Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS
No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

B.  Inventories

Inventories consist of:
                                           June 30,
                                       2002        2001

Finished goods                        $68,258    $32,199
Work in progress                      137,268    150,667
Raw materials                         301,291    318,814
Net inventory                        $506,817   $501,680

C.  Costs and Estimated Earnings on Uncompleted Contracts

                                          June 30,
                                       2002       2001

Costs incurred on contracts in
progress                            $29,699,515  $25,175,491
Estimated contract profit            10,583,373    8,272,681
                                     40,282,888   33,448,172

Less:  billings to date              39,010,319   31,657,721
                                    $ 1,272,569   $1,790,451

Included in the accompanying balance sheets under the following caption:

                                          June 30,
                                        2002       2001
Contract costs and related
 estimated profits in
 excess of applicable billings       $1,272,569  $1,790,451

D.  Stock Option Plan

On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998 which granted incentive stock options to various executives and key employees to purchase shares of common stock. Options were granted at fair market value of the stock on the date of grant and are exercisable over a ten-year period beginning December 2, 1999 to September 12, 2010. At the Annual Meeting of Stockholders on December 5, 2001, this stock option plan was amended and restated among other things to increase the number of shares which may be issued under the plan by 25,000 shares, from 60,000 to 85,000.

The changes in the number of shares under option are as follows:

                        Number of Shares    Exercise Price

Balance June 30,1999           27,500          $ .5781
Exercised                         --              --
Balance, June 30, 2000         27,500          $ .5781
Granted during 2001            13,000          $1.625
Exercised                         --              --
Balance, June 30, 2001         40,500          $ .9141
Granted during 2002               --              --
Exercised                         --              --
Balance, June 30, 2002         40,500          $ .9141Weighted
                                                       Average

Exercisable at June 30,
2002                           34,000          $ .7782

Also, at the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors. The number of shares issuable upon exercise of options which may be granted under this Plan shall not exceed 50,000 shares of common stock. No options have been granted under this plan.

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), it would not have any material impact on the financial statements for 2002, 2001 and 2000, respectively.

E.  Long-Term Debt

Long-term debt at June 30, consists of:

                                  2002          2001
Mortgage Note payable to
 Sovereign Bank due in
 monthly installments of
 $5,078 plus interest with
 a final maturity in
 January 2005.                 $949,610       $1,568,595
  Less current portion:          60,938          109,853
                               $888,672       $1,458,742

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

Aggregate annual principal payments applicable to long-term debt for the years subsequent to June 30, 2002, based on the mortgage loan agreement in place at June 30, 2002 are:


              2003       60,938
              2004       60,938
              2005      827,734
                       $949,610

Management has evaluated its indebtedness and has determined
Based on interest rates and related terms that the fair value of such debt approximates its carrying value.

The Bank had also agreed to provide a $500,000 line-of-credit facility to be evidenced by promissory notes. This line of credit, which may be renewed on an annual basis, was renewed in November 2001 at a rate of .25% plus the prime rate. The prime rate at June 30, 2002 was 4.75%. There were no outstanding borrowings against the line-of-credit facility at June 30, 2002. Any outstanding borrowings under the line of credit will become due and payable on October 31 of each year.

F.  Taxes on Income

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and b) operating loss and tax credit carryforwards.

Based on pre-tax income of $1,459,192, $1,838,192 and $1,543,090 for the years ended June 30, 2002, 2001 and 2000, respectively, the relevant income and balance sheet accounts are detailed below:


Provision for income
Taxes                           Years ended June 30,
                            2002       2001       2000
Deferred
     Federal             ($16,795)   $215,048   $200,728
     State                ($3,710)      8,840     33,455
Current
     Federal              468,238     337,112    296,853
     State                135,944     174,277     86,194
                         $583,677    $735,277   $617,230

Deferred tax assets and liabilities as of June 30, 2002 and June 30, 2001 consisted of the following:

Deferred tax assets: (Current)      2002       2001
Vacation accrual                   $30,563  $   35,105

Deferred tax liabilities:
 (Non-Current)
Depreciation                      $524,212  $  549,270

Reconciliation of the U.S. Statutory rate with the Company's effective tax rate is summarized as follows:

                                Years ended June 30,

                        2002      2001       2000
Federal statutory
 Rate                   34.0%     34.0%      34.0%
State income taxes net
 of federal benefit      6.0%      6.0%       6.0%

Effective Rate          40.0%     40.0%      40.0%

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


Net pension expense consists of the following:

                                Years ended June 30,
                             2002      2001      2000
Service cost               $22,753   $17,700   $14,281
Interest cost on
 projected benefit
 obligations                56,801    52,666    51,132
Expected return on assets  (37,745)  (37,503)  (32,262)
Net amortization and
 Deferrals                  26,763    21,788    21,788
Net pension expense        $68,572   $54,651   $54,939


In both 2002 and 2001, the Company recorded its minimum pension liability as an other long-term liability and a corresponding intangible asset included in other non-current assets. The funded status of the plan and the amount recognized on the balance sheet are as follows:

                                    June 30,
                                2002        2001
Actuarial present value of
 benefit obligations:
Accumulated benefit
 Obligation                   $756,561     $723,527
Projected benefit obligation   835,513      793,827
Plan assets at fair value,
 consisting of investments
 held in a fixed income
 investment account           498,686       506,429
Projected benefit obligation
 in excess of plan assets     336,827       287,398
 Unrecognized net gain/(loss)(172,984)      (99,575)
  Unrecognized net
   Obligation                      --       (14,459)
Prior service cost not yet
 recognized in net periodic
 pension cost                 (7,325)       (14,653)
Adjustment required to
 recognize minimum
 liability                   101,357         58,387
Accrued pension cost        $257,875       $217,098
Weighted average
 assumptions as of
 December 31:
Expected long-term rate
 of return on plan assets:     7.5%            7.5%
Discount rate:                7.00%            7.5%
Salary increase:              3.5%             3.5%

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

                         Twelve Months Ended June 30, 2002
                    Income       Shares       Per Share Amount
Basic Net Income
 per common share   $875,515     1,339,531         $.65
Effect of dilutive
Securities              --          40,500           --
Diluted net income
per common share    $875,515     1,380,031         $.63


                        Twelve Months Ended June 30, 2001
                     Income      Shares        Per Share Amount
Basic Net Income
 per common share   $1,102,915   1,339,531         $.82
Effect of dilutive
Securities                 --       37,900           --
Diluted net income
per common share    $1,102,915   1,377,431         $.80

                        Twelve Months Ended June 30, 2000
                       Income     Shares      Per Share Amount
Basic Net Income per
common share          $925,860   1,339,531         $.69
Effect of dilutive
Securities                  --      12,080           --
Diluted net income
per common share      $925,860   1,351,611         $.69

I.  Related Party Transaction

Due to Related Party represents notes payable to a founder (stockholder) of the Company, at an interest rate of 9% per annum. The notes are due upon demand and are subordinate to the mortgage note held by Sovereign Bank. The founder (stockholder) agreed not to seek repayment of the notes until the mortgage loan has been repaid. Accordingly, the notes have been classified as long-term obligations.

J.  Other Income

Other income/(expense) consists of the following for the year ended June 30:

                               2002     2001     2000

Sales of scrap and
miscellaneous (expense)-net  $(2,921)  $14,051  $(274)
Interest                     $20,432     7,785  4,866
                             $17,511   $21,836 $4,592

K.  Other Developments

On June 18, 2002, the Company announced that, following the sudden death of its founder, President and Chairman of the Board, Gordon C. Dewey, its Board of Directors had elected Frances
D. Dewey, widow of Mr. Dewey, to the position of chairperson of the Board.

Mrs. Dewey, co-founder of the Company, has been active in the Company's affairs since its inception, as a Director and in various official capacities. She is currently Secretary of the Corporation.

Also, at its meeting on June 14, 2002, the Board appointed John
H.D. Dewey (37) as Acting Chief Executive Officer of the
Company.  John Dewey is the son of Gordon Dewey.  Since 1999,
Mr. Dewey has been an active member of the Board, as well as working on internal projects utilizing his experience in management consulting and software engineering.

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

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. Depreciation and amortization for the electronics industry and the leisure and recreation industry, respectively, was approximately $80,000 and $8,000 in 2002, $105,000 and $11,000 in 2001 and $140,000 and $18,000 in 2000.
Capital expenditures for plant, property and equipment were approximately $327,000 in 2002, $63,000 in 2001 and $116,000 in 2000.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.

The following tables present information about reported segment revenues, operating profit or loss, and assets, and reconcile such segment information to the Company's consolidated totals:


                                    Year ended June 30, 2002
                                         (in thousands)

                                             Leisure    Total
                                Electronics    and    Company
                                            Recreation

Total revenue                    $8,446      $  470    $8,916

Operating profit/(loss)          $1,555      $  (16)   $1,539

Interest expense and other
 income-net                                               (80)

Profit before income taxes                            $ 1,459

Identifiable assets at
 June 30, 2002                   $2,465       $740     $3,205

Corporate assets                                        3,617

Total assets at
 June 30, 2002                                         $6,822


                                     Year ended June 30, 2001
                                          (in thousands)
                                             Leisure    Total
                                Electronics    and      Company
                                            Recreation

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


                                       Year ended June 30, 2000
                                           (in thousands)
                                             Leisure    Total
                             Electronics       and     Company
                                            Recreation

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


M.  Unaudited Quarterly Financial Data



2002    Revenue    Gross profit   Net income  Earnings per share
                                               Basic    Diluted

Sept.
 30   $2,666,053    $685,152      $255,580      $.19     $.19
Dec.
 31    2,148,712     846,169       239,201       .18      .17
Mar.
 31    1,922,849     709,392       236,419       .18      .17
Jun.
 30    2,178,435     562,399       144,315       .10      .10

Year  $8,916,049  $2,803,112      $875,515      $.65     $.63


2001    Revenue    Gross profit   Net income  Earnings per share
                                              Basic    Diluted

Sept.
 30   $2,267,404    $636,965      $234,520      $.18     $.18
Dec.
 31    2,365,480     722,418       233,840       .17      .17
Mar.
 31    3,440,125     713,832       242,182       .18      .18
Jun.
 30    2,813,091     913,824       392,373       .29      .27

Year $10,886,100  $2,987,039    $1,102,915      $.82     $.80


2000    Revenue    Gross profit   Net income  Earnings per share
                                              Basic    Diluted

Sept.
 30   $2,661,493    $589,686     $199,420      $.15      $.15
Dec.
 31    2,091,283     448,682       78,528      $.06      $.06
Mar.
 31    1,842,929     469,377      110,969      $.08      $.08
Jun.
 30    3,813,253   1,174,130      536,943      $.40      $.40

Year $10,408,958  $2,681,875     $925,860      $.69      $.69




Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.




PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 2002 Annual
Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 2002 Annual
Meeting of Stockholders.

Item 201(d) of Regulation S-K



Plan category        (a)          (b)             (c)
                  Number of      Weighted       Number of
                  securities     average        securities
                  to be issued   exercise       remaining
                  upon exercise  price          available
                  of outstanding of             for future
                  options,       outstanding    issuance
                  warrants and   options,       under equity
                  rights         warrants       compensation
                                 and rights     plans(excluding
                                                securities
                                                reflected in
                                                column (a))

Equity
compensation
plans approved
by security
holders            40,500        $.9141        94,500

Equity
compensation
plans not
approved
by security
holders                 0             0             0

Total             40,500         $.9141        94,500


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

Item 14.  CONTROLS AND PROCEDURES

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the Company's evaluation in connection with the annual audit.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)(1)  The following financial statements are included in
        Part II Item 8:
                                                              Page

Independent Auditors' Report                                   18

Balance Sheets, June 30, 2002 and 2001                         19

Statements of Income, Years Ended June 30,
2002, 2001 and 2000                                            20

Statements of Stockholders' Equity, Years Ended
June 30, 2002, 2001 and 2000                                   20

Statements of Cash Flows, Years Ended June 30,
2002, 2001 and 2000                                            21

Notes to Financial Statements                                  22


       (2)  Exhibits                                           38

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately follows the signature page, and is incorporated herein by this reference.

(b)  Reports on Form 8-K

On June 18, 2002 the Registrant filed a Period Report on Form 8-K, which contained press releases issued by the Registrant on June 3,
 2002 and June 18, 2002.

On June 3, 2002, the Registrant announced, among other things, the sudden death of the Company President and Chairman of the Board, Gordon C. Dewey.

On June 18, 2002, the Registrant announced, among other things, that its Board of Directors had elected Mrs. Frances D. Dewey to the position of Chairperson of the Board. The Board had also appointed John H.D. Dewey as Acting Chief Executive Officer of the Company.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics
Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION



             /s/                                 /s/
BY: John H.D. Dewey                  BY:  Thom A. Velto, Treasurer
   Acting Chief Executive Officer

DATE:  September 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



           /s/                           Date:  September 26, 2002
Alexander A. Cameron, Director



          /s/                           Date:  September 26, 2002
Frances D. Dewey, Director



        /s/                              Date:  September 26, 2002
John H.D. Dewey, Director



        /s/                              Date:  September 26, 2002
James M. Link, Director



        /s/                              Date:  September 26, 2002
Nathaniel Roberts, Director





CERTIFICATIONS

I, John H.D. Dewey, certify that:

1. I have reviewed this annual report on Form 10-K of The Dewey
Electronics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 26, 2002

/s/ John H. D. Dewey
John H. D. Dewey
Acting Chief Executive Officer


I, Thom A. Velto, certify that:

1. I have reviewed this annual report on Form 10-K of The Dewey
Electronics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ Thom A. Velto
Thom A. Velto
Treasurer




THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS


The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.


Number                                                          Page No.


3(a)- Certificate on Incorporation as amended.  This item was filed as part of the Registrant's Form 10-K for the year ended
June 30, 1988 and is herein incorporated by reference.               --

3(b)- By Laws as amended.  This item was filed as part of the
Registrant's Form10-K for the year ended June 30, 1988 and
is herein incorporated by reference.                                --

4(a)- Agreement dated as of September 18, 1997 with Sovereign
Bank providing for the borrowing of $2,300,000 against
issuance of a mortgage note payable to the Bank.  This item
was filed as part of the Registrant's Form 10-K for the year
ended June 30, 1997 and is herein incorporated by reference.        --

4(a)- Mortgage note modification agreement dated December 27,
2001 with Sovereign Bank providing for reducing outstanding
balance to $975,000,reducing interest rate, and extending
term to January 1, 2005 (filed herewith)                           --

4(b)- Line of credit agreement dated as of September 18, 1997 with Sovereign Bank providing for the borrowing of up to $500,000. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1997 and is herein incorporated by reference. --

4(c)- 2001 Stock Option Plan.  This item was filed with the
Registrant's Definitive Proxy Statement for the 2001 annual
meeting of stockholders on December 5, 2001 and is
herein incorporated by reference.                                  --

4(c)- Amendment and Restatement of the 1998 Stock Option Plan.
This item was filed with the Registrant's Definitive Proxy
Statement for the 2001 annual meeting of stockholders on
December 5, 2001 and is herein incorporated by reference.          --

99.1 Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).                   --

99.2 Certification of Treasurer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (filed herewith)                                       --



EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Dewey Electronics Corporation (the "Corporation") on Form 10-K for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. D. Dewey, Acting Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ John H. D. Dewey
John H. D. Dewey, Acting Chief Executive Officer
September 26, 2002





EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Dewey Electronics Corporation (the "Corporation") on Form 10-K for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A. Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C.
ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Thom A. Velto
Thom A. Velto, Treasurer
September 26, 2002


40

NOTE MODIFICATION AGREEMENT

This Agreement is made this 27th day of December, 2001 by and between The Dewey Electronics Corporation, having an address of 27 Muller Road, Oakland, NJ 074436 (the "Borrower") and Sovereign Bank, having an address of 165 Passaic Avenue, Fairfield, NJ 07004 (the "Lender").

Whereas, on September 18, 1997, the Borrower obtained from Lender a loan evidenced by a Mortgage Note in the sum of Two Million, Three Hundred Thousand and 00/100 ($2,300,000.00) (the "Principal Amount") bearing the same date (the "Note"). The Note has a maturity date due and payable on October 1, 2002 (the "Maturity Date"); and

Whereas, the Note provides for interest at a fixed rate of 8.25% per annum (the interest " Rate"); and

Whereas, the Note provides that on October 1, 1997, a payment of interest only will be due and payable, from the date hereof to September 30, 1997. Thereafter, Borrower will make consecutive monthly payments of principal and interest in the amount of $19,597.51, beginning November 1, 1997, and continuing on the same day of each month thereafter, with one final payment due October 1, 2002, of all principal, accrued unpaid interest, and fees, if any, not yet paid
(the "Monthly Payments"); and

Whereas, the outstanding principal balance on the Note as of December 26, 2001 is One Million, Three Thousand, Four
Hundred Eighty Four and 50/100 Dollars ($1,003,484.50)
(the "Outstanding Balance); and

Whereas, it is mutually beneficial and agreeable to the Borrower and Lender that the Note be modified.

Now Therefore, in consideration of the mutual benefits inuring to Borrower and Lender, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and intending to be legally bound hereby, it is agreed that the Note is hereby modified as described below.

1. Upon execution of this Agreement, the Borrower will make a principal reduction on the Note, decreasing the Outstanding
Balance on the Note to Nine Hundred Seventy Five Thousand and 00/100 Dollars ($975,000.00).

2. The Maturity Date on the Note will be extended to January 1,
2005.

3. The Interest Rate on the Note will be changed to a floating rate of Sovereign Bank Prime Rate plus .50%, to change immediately as and when the Sovereign Bank Prime Rate changes, with a floor of 6.00%.

4. The Monthly Payments on the Note will be amended based on the Outstanding Balance of $975,000.00. The Borrower will make (35) consecutive monthly principal payments in the amount of $5,078.13 each, plus accrued interest, beginning February 1, 2002 and continuing on the same day of each month thereafter, with one final payment, due January 1, 2005 for all principal, accrued unpaid interest and fees, if any, not yet paid. Payments are based on a 16 year amortization schedule.

All terms of the Note will continue to be fully effective, except to the extent that any of them are expressly changed by this Agreement. The undersigned Borrower hereby confirms and acknowledges that they have no defense, counterclaim or setoff which could effect the enforceability of the Note and all other Loan Documents and hereby reaffirm the validity of the Note and all other Loan Documents.


In Witness hereof, the parties hereto have hereunto set their hands and seal this 27th day of December, 2001.


WITNESS:                               LENDER
                                       Sovereign Bank



        /s/                      By:            /s/
Thom A. Velto                    Peter A. Thompson, Vice President


WITNESS                          BORROWER:
                                 The Dewey Electronics Corporation


       /s/                       By:           /s/
Thom A. Velto                    Gordon C. Dewey, President