Form 10-Q
period 2002-09-30
DEWEY ELECTRONICS CORP
filed 2002-11-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 2002
Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,339,531 at September 30, 2002.





THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                        Page No.

Part I  Financial Information

Item 1  Consolidated Financial Statements                  1

        Consolidated balance sheets -
        September 30, 2002 and June 30, 2002               2

        Consolidated statements of operations -
        three months ended September 30, 2002
        and September 30, 2001                             3

        Consolidated statements of cash flows for the
        three months ended September 30, 2002 and 2001     4

        Notes to consolidated financial statements         5

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                         10

Item 4  Controls and Procedures                            16

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           17

Item 6.  Exhibits and Reports on Form 8-K                  17


















PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in
Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended
June 30, 2002.




1


THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                     SEPTEMBER 30,      JUNE 30,
                                          2002            2002
                                      (UNAUDITED)      (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS          $2,760,266        $3,503,087
  ACCOUNTS RECEIVABLE                   376,500           267,331
  INVENTORIES                           532,085           506,817
  CONTRACT COSTS AND RELATED
   ESTIMATED PROFITS IN EXCESS OF
   APPLICABLE BILLINGS                1,930,923         1,272,569
  DEFERRED TAX ASSET                     30,563            30,563
  PREPAID EXPENSES AND OTHER
   CURRENT ASSETS                        94,743            78,421

      TOTAL CURRENT ASSETS            5,725,080         5,658,788

PLANT, PROPERTY AND EQUIPMENT
  - (NET)                             1,248,577         1,036,759

OTHER NON-CURRENT ASSETS                121,098           122,148

TOTAL ASSETS                         $7,094,755        $6,817,695


LIABILITIES AND STOCKHOLDERS'
  EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE               $782,420          $467,427
  ACCRUED LIABILITIES                   130,000           149,016
  ACCRUED CORPORATE INCOME TAXES         73,098           100,166
  ACCRUED PENSION COSTS                 126,543           113,043
  CURRENT PORTION OF LONG-TERM DEBT      60,938            60,938

    TOTAL CURRENT LIABILITIES         1,172,999           890,590

LONG-TERM PORTION OF LONG-TERM DEBT     873,438           888,672
OTHER LONG-TERM LIABILITY                61,172            61,172
DEFERRED TAX LIABILITY                  424,212           524,212
DUE TO RELATED PARTY                    200,000           200,000

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, par value $1.00;
  authorized   250,000 shares,
  issued and outstanding, none
  COMMON STOCK, par value $.01;
  authorized 3,000,000 shares;
  issued and outstanding 1,693,397
  shares                                 16,934            16,934
  PAID IN CAPITAL                     2,835,307         2,835,307
  RETAINED EARNINGS                   2,030,790         1,920,905
                                      4,883,031         4,773,146
LESS TREASURY STOCK 353,866
  SHARES AT COST                       (520,097)         (520,097)

  TOTAL STOCKHOLDERS' EQUITY          4,362,934         4,253,049
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                             $7,094,755        $6,817,695

*CONDENSEDFROM AUDITED FINANCIAL STATEMENTS

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2

THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                        2002         2001

REVENUES                            $1,991,665    $2,666,053

   COST OF REVENUES                  1,553,579     1,980,901

GROSS PROFIT                           438,086       685,152

  SELLING & ADMIN EXPENSES             248,485       230,148

OPERATING INCOME                       189,601       455,004

   INTEREST EXPENSE                     19,065        32,597

   OTHER (INCOME)-NET                  (12,606)       (3,560)

INCOME BEFORE INCOME TAXES             183,142       425,967

INCOME TAXES                           (73,257)     (170,387)

NET INCOME                            $109,885      $255,580




NET INCOME PER SHARE:
   BASIC                               $0.08         $0.19
   DILUTED                             $0.08         $0.18


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
   BASIC                            1,339,531     1,339,531
   DILUTED                          1,380,031     1,380,031


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3

THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                 THREE MONTHS ENDED SEPTEMBER 30,
                                       2002           2001

NET INCOME                         $   109,885    $   255,580

ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH (USED IN)/
 PROVIDED BY OPERATING ACTIVITIES:

   DEPRECIATION                         25,575         27,225
   AMORTIZATION                          1,050          1,050
  DEFERRED INCOME TAXES               (100,000)             0
  (INCREASE)/DECREASE IN ACCOUNTS
    RECEIVABLE                        (109,169)        51,891
  INCREASE IN INVENTORIES              (25,268)      (207,679)
  (INCREASE)/DECREASE IN CONTRACT
    COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS OF APPLICABLE
    BILLINGS                          (658,354)     1,001,339
   (INCREASE) IN PREPAID EXPENSES
     AND OTHER CURRENT ASSETS          (16,322)       (12,117)
   INCREASE IN ACCOUNTS PAYABLE        314,993         52,178
   (DECREASE)/INCREASE IN ACCRUED
     LIABILITIES                       (19,016)         2,545
   (DECREASE)/INCREASE IN ACCRUED
    CORPORATE INCOME TAXES             (27,068)       170,387
   INCREASE/(DECREASE) IN ACCRUED
    PENSION COSTS                       13,500        (31,500)

   TOTAL ADJUSTMENTS                  (600,079)     1,055,319

NET CASH (USED IN)/PROVIDED BY
  OPERATING ACTIVITIES                (490,194)     1,310,899


CASH FLOWS FROM INVESTING
  ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY
   AND EQUIPMENT                      (237,393)       (21,120)

NET CASH (USED IN) INVESTING
  ACTIVITIES                          (237,393)       (21,120)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  PRINCIPAL PAYMENTS OF LONG-TERM
   DEBT                                (15,234)      (526,622)

NET CASH (USED IN) FINANCING
  ACTIVITIES                           (15,234)      (526,622)

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                (742,821)       763,157

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                 3,503,087      2,090,251

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $2,760,266     $2,853,408

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
      INTEREST PAID                  $  19,145        $37,134
      INTEREST RECEIVED              $   2,331        $ 4,285
      CORPORATE INCOME TAXES PAID     $200,325        $    --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4
THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


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

5


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


                   September 30, 2002      June 30, 2002
Finished Goods     $  70,409                 $  68,258
Work In Process      136,955                   137,268
Raw Materials        324,721                   301,291
Total               $532,085                  $506,817
                     =======                   =======

NOTE 5:  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United
States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 8:  LONG-LIVED ASSETS

Whenever events indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of September 30, 2002, the carrying values of such assets are not impaired.





6
THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 9:	EARNINGS PER SHARE

Net income per share has been presented pursuant to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period. Diluted net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                           Three Months Ended September 30,
                            2002                        2001
                                  Per                        Per
              Income    Shares    Share  Income   Shares    Share
                                  Amount                    Amount

Basic net
income per
common share  $109,885  1,339,531  $.08  $255,580  1,339,531  $.19


Effect of
dilutive
Securities          --     40,500    --       --      40,500    --


Diluted net
income per
common share  $109,885  1,380,031  $.08  $255,580  1,380,031  $.18


NOTE 10:  RECENT PRONOUNCEMENTS

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes its accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented
SFAS No. 142 on July 1, 2002 and it has determined that this statement had no material impact on its financial position or results of operations.

On June 29, 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved by the FASB. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company implemented SFAS No. 143 on July 1, 2002 and it has determined that this statement had no material impact on its financial position or results of operations.
7


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No.
144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company implemented SFAS No. 144 on July 1,2002 The Company has determined that this statement did not have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishments of debt as an extraordinary item. SFAS No. 145 is effective in fiscal 2003. The Company has adopted this pronouncement and determined that this statement did not have a material impact on the results of operations or its financial position.

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



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
OR THE THREE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 11:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the first fiscal quarters ended September 30, 2002 and 2001 is as follows:


                       Three months ended
                          September 30,
                            2002           2001

Electronics Segment
  Revenues                $1,972,295     $2,649,911
  Operating Income       $   204,646    $   474,533

HEDCO
  Revenues                 $  19,370      $  16,142
  Operating (Loss)          $(15,044)      $(19,529)


THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Government Defense Business". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

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

Consolidated Results of Operations

For the first fiscal quarter this year, consolidated revenues were $1,991,665, which is lower than the same period last year by $674,388. The electronics segment incurred lower costs as compared to the same period last year resulting in lower revenues. (See below under "Electronics Segment" for a discussion of how revenues are recorded in the electronics segment.) In the leisure and recreation segment, revenues were level with last year. Results of operations by segment are discussed below in more detail.

First quarter consolidated net income amounted to $109,885 which is $.08 per basic and diluted share. Last year, consolidated net income for the first quarter amounted to $255,580, which was $.19 per basic share and $.18 per diluted share.

Information about the Company's operations in its two segments for the first fiscal quarters ended September 30, 2002 and 2001 is as follows:


                             Three months ended
                               September 30,
                              2002           2001

Electronics Segment
  Revenues                  $1,972,295    $2,649,911
  Operating Income         $   204,646   $   474,533

HEDCO
  Revenues                   $  19,370     $  16,142
  Operating (Loss)            $(15,044)     $(19,529)


Electronics Segment

In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. Elements of these costs include material, labor and overhead expenses.

Revenues in the electronics segment were lower than the first quarter last year by $677,616. This reflects a reduced production level due to the current orders from the Department of Defense. Subsequent to the first quarter of last year, revenues in this segment have remained at a consistent level but lower than prior year quarters. This has continued through this current fiscal quarter.

In 1996, the Company was awarded a contract with the U.S. Army to supply diesel operated generator sets. This contract included five annual purchasing periods and the Army placed an annual production order each year plus some additional orders. Deliveries of the final production order under this contract were made in March 2002. In September 2001, the Company was awarded a new contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten year indefinite delivery, indefinite quantity contract which replaces the initial contract described above. As with the prior contract, this contract allows the Army to place production orders annually and to place additional interim orders. The total amount of orders placed to date is approximately $6 million. The Company received most of these orders in March and April 2002. As a result of the timing of the receipt of these orders and the fact that as production under the initial contract neared completion, the requirement for the receipt of materials was reduced, revenues were lower than the same period last year. The
Company experiences variable amounts of material receipts from time to time during the normal course of business.
Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage of completion method of accounting to record revenues, material costs have an impact upon recorded revenues (see Note 1, Revenue
Recognition of the Notes to Financial Statements).

The Company has begun production under this contract and deliveries are scheduled to continue through fiscal year 2003. The Company is anticipating the receipt of additional orders, however, no assurance can be made that the Army will place such orders or, if additional orders are placed, the timing and amount of such orders.

The Company's contract with the U.S. Army to provide diesel operated tactical generator sets provided 91% of the electronics segment revenues during the first fiscal quarter this year. Last year, during the first fiscal quarter, the prior contract for generator sets provided 93% of electronics segment revenues.

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

As of September 30, 2002, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $3 million. It is estimated that all of this backlog will be recognized as revenues during this fiscal year.

As of September 30, 2001, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $3 million.

HEDCO Division

In the leisure and recreation segment, revenues were higher by $3,228, when compared to the first quarter of last year.
This is the result of a higher amount of snowmaking machine replacement part sales than last year.

As of September 30, 2002, the Company has no backlog of orders for snowmaking machines. As of September 30 last year, the Company had a backlog for snowmaking machines of $232,500, which was delivered during the second quarter last year.

The Company is exploring possible options with respect to this division.

Liquidity and Capital Resources

The Company's working capital at September 30, 2002 was
$4,552,081 compared to $4,768,198 at June 30, 2002.

The ratio of current assets to current liabilities was
4.88 to 1 at September 30, 2002 and 6.35 to 1 at June 30,
2002.

For the three-month period ended September 30, 2002, operating activities used net cash of $490,194. Expenditures for plant, property and equipment used net cash of $237,393 and financing activities used net cash of $15,234.

Net cash used by operations of $490,194 was primarily the result of net income and an increase in accounts payable offset by corporate income tax payments made, an increase in accounts receivable, and an increase in unbilled contract costs and related estimated profits in excess of applicable billings.

For the three-month period ended September 30, 2001, operations provided $1,310,899 which was primarily the result of net income and the collection of billings made of contract costs and related estimated profits in excess of applicable billings.

For the three-month period ended September 30, 2002, net cash used for expenditures of property, plant and equipment of $237,393 consisted of $233,092 which was used by the Company to continue investing in the expansion of existing technologies. These enhanced technologies would be for use initially in the electronics segment with respect to existing products and, potentially, a new product line with industrial applications. The Company expects to invest approximately the same amount over the next six-month period in connection with these initiatives. Management believes that such initiatives, despite the inherent risks and uncertainties, are important to the Company's business and future growth.

As with all ventures of this nature, no assurances can be made that such product development work will be successful or that the Company will achieve its desired results.

For the three-month period ended September 30, 2001, net cash of $21,120 was used for expenditures of property, plant and equipment.

Net cash used in financing activities of $15,234 was the result of principal reduction payments made towards the Company's mortgage note agreement with its primary Bank. Last year, net cash used in financing activities of $526,622 included a principal reduction payment of $500,000 in addition to its monthly repayment schedule with the Company's Bank.




On December 27, 2001, the Company and its primary Bank agreed to revised terms of its mortgage note agreement. The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus .5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005. At September 30, 2002, the outstanding balance of the mortgage note agreement was $934,376.

The Company also has a line of credit of $500,000 with its Bank at the rate of the Bank's prime rate plus .25%, which is renewable annually at October 31. There were no borrowings against this line of credit facility and the Bank has agreed to extend this line of credit for another year.

In addition, the Company also has a note payable to a co-founder (stockholder) in the amount of $200,000 at an interest rate of 9% per annum. This note is unsecured and subordinate to the mortgage note with the Company's primary lender and has been classified on the Balance
Sheet as a long-term liability.

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

Long-term contracts have been dependent upon single projects and until 1997, a single program, the ADCAP torpedo program with the U.S. Navy was the primary source of the Company's revenues. In 1996, the Company was awarded a contract with the U.S. Army to provide diesel operated tactical generator sets. This program has since become the Company's primary source of revenues.

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



As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. Orders under this new contract were received as final deliveries were being made on the prior contract and production of these orders has begun. No assurances can be made that the Army will place additional orders under this contract, or if additional orders are placed, the timing and amount of such orders. See the discussion above under "Electronics Segment".

All of the Company's contracts with the United States
Government (the "Government") are subject to the standard provision for termination at the convenience of the Government.

Since substantially all of the Company's electronics business has been derived from contracts with various agencies of the Government or subcontracts with prime Government contractors, the loss of substantial Government business (including a material reduction of orders under existing contracts) would have a material adverse effect on the business.

The Company is continuing to invest in the expansion of existing technologies. These enhanced technologies would be for use initially in the electronics segment with respect to existing products and, potentially, a new product line with industrial applications. Management believes that such initiatives, despite the inherent risks and uncertainties, are important to the Company's business and future growth, but as with all ventures of this nature no assurances can be made that such product development work will be successful or that the Company will achieve its desired results. See the discussion above under "Liquidity and Capital Resources."

The Company has many years of experience in contracting with the Department of Defense receiving government contracts for diverse product lines. The Company continues to explore other areas of business, which will utilize its technical expertise and production resources and are capable of providing continued stability and growth. A small customer base has been developing which utilizes the Company's CNC machining centers.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Actual results could differ from these estimates. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on contracts and contract estimates, long-lived assets, and valuation of deferred tax assets and liabilities

In the electronics segment, revenues and estimated earnings are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. See Note 1 to the Consolidated Financial Statements.

For interim reporting periods, the Company does not segregate inventories as to raw materials, work in progress and finished goods (this information is available at year-end when physical inventories are taken and recorded). Estimates are made for interim reporting periods. See Note 4 to the Consolidated
Financial Statements.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Acting Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Acting Chief Executive Officer and Treasurer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

None



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

No reports on Form 8-K have been filed during the quarter ended September 30, 2002.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE DEWEY ELECTRONICS CORPORATION



                                    /s/
Date: November 14, 2002        John H.D. Dewey
                               Acting Chief Executive Officer



                                    /s/
Date: November 14, 2002         Thom A. Velto, Treasurer




CERTIFICATIONS

I, John H.D. Dewey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The
Dewey Electronics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

      /s/
John H. D. Dewey
Acting Chief Executive Officer


CERTIFICATIONS

I, Thom A. Velto, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The
Dewey Electronics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
     /s/
Thom A. Velto
Treasurer





THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are filed as part of this report.
For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation
S-K.



Number




99.1  Certification of Acting Chief Executive Officer pursuant to
     18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of Treasurer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)




20


EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. D.
Dewey, Acting Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


      /s/
John H. D. Dewey, Acting Chief Executive Officer
Dated: November 14, 2002





EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A. Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C.
ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley
Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


    /s/
Thom A. Velto, Treasurer
Date:  November 14, 2002