Form 10-Q
period 2002-12-31
DEWEY ELECTRONICS CORP
filed 2003-02-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 2002
Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,359,531 at January 31, 2003.


THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                   Page No.

Part I  Financial Information

Item 1  Consolidated Financial Statements              1

Consolidated balance sheets -
December 31, 2002 and June 30, 2002                    2

Consolidated statements of operations -
three and six months ended December 31, 2002
and December 31, 2001                                  3

Consolidated statements of cash flows for the
six months ended December 31, 2002 and 2001            4

Notes to consolidated financial statements             5

Item 2  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                    11

Item 4  Controls and Procedures                        18

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security
         Holders                                       19

Item 6.  Exhibits and Reports on Form 8-K              22



PART I:  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in
Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended
June 30, 2002.

THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                    DECEMBER 31,     JUNE 30,
                                       2002            2002
                                    (UNAUDITED)     (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS         $2,533,995     $3,503,087
  ACCOUNTS RECEIVABLE                  510,655        267,331
  INVENTORIES                          511,454        506,817
  CONTRACT COSTS AND RELATED
   ESTIMATED PROFITS IN EXCESS
   OF APPLICABLE BILLINGS            1,185,700      1,272,569
  DEFERRED TAX ASSET                    30,563         30,563
  PREPAID EXPENSES AND OTHER
   CURRENT ASSETS                       67,402         78,421

      TOTAL CURRENT ASSETS           4,839,769      5,658,788

PLANT, PROPERTY AND EQUIPMENT
   - (NET)                           1,379,874      1,036,759

OTHER NON-CURRENT ASSETS               120,048        122,148

TOTAL ASSETS                        $6,339,691     $6,817,695

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE              $426,683       $467,427
  ACCRUED LIABILITIES                   98,133        149,016
  ACCRUED CORPORATE INCOME TAXES       111,808        100,166
  ACCRUED PENSION COSTS                147,543        113,043
  CURRENT PORTION OF LONG-TERM DEBT     60,938         60,938

    TOTAL CURRENT LIABILITIES          845,105        890,590

LONG-TERM PORTION OF LONG-TERM DEBT    358,203        888,672
OTHER LONG-TERM LIABILITY               61,172         61,172
DEFERRED TAX LIABILITY                 424,212        524,212
DUE TO RELATED PARTY                   200,000        200,000

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, par value $1.00;
   authorized 250,000 shares, issued
   and outstanding, none                   --              --
  COMMON STOCK, par value $.01;
   authorized 3,000,000 shares;
   issued and outstanding 1,693,397
   shares                              16,934          16,934
  PAID IN CAPITAL                   2,835,307       2,835,307
  RETAINED EARNINGS                 2,118,855       1,920,905
                                    4,971,096       4,773,146
LESS TREASURY STOCK 353,866
  SHARES AT COST                     (520,097)       (520,097)

  TOTAL STOCKHOLDERS' EQUITY        4,450,999       4,253,049
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $6,339,691      $6,817,695

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                    THREE MONTHS ENDED     SIX MONTHS ENDED
                       DECEMBER 31           DECEMBER 31
                     2002       2001       2002      2001

REVENUES           $1,679,185 $2,148,712  $3,670,850 $4,814,765

 COST OF REVENUES   1,194,348  1,302,543   2,747,927  3,283,444

GROSS PROFIT          484,837    846,169     922,923  1,531,321

 SELLING & ADMIN
   EXPENSES           332,207    422,774     580,692    652,922

OPERATING INCOME      152,630    423,395     342,231    878,399

 INTEREST EXPENSE      16,172     26,042      35,237     58,639

 OTHER (INCOME)-NET   (10,317)    (1,315)    (22,923)    (4,875)

INCOME BEFORE INCOME
  TAXES               146,775    398,668     329,917    824,635

INCOME TAXES          (58,710)  (159,467)   (131,967)  (329,854)

NET INCOME            $88,065   $239,201    $197,950   $494,781


NET INCOME PER SHARE:
   BASIC               $0.07      $0.18      $0.15      $0.37
   DILUTED             $0.06      $0.17      $0.14      $0.36


WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING
   BASIC            1,339,531   1,339,531   1,339,531  1,339,531
   DILUTED          1,384,919   1,380,031   1,382,475  1,380,031


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                               SIX MONTHS ENDED DECEMBER 31,
                                     2002         2001

NET INCOME                      $   197,950    $   494,781

ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH (USED
 IN)/PROVIDED BY OPERATING
 ACTIVITIES:

   DEPRECIATION                      51,150         54,450
   AMORTIZATION                       2,100          2,100
  (INCREASE)/DECREASE IN
    ACCOUNTS RECEIVABLE            (243,324)       973,092
  (INCREASE)/DECREASE IN
    INVENTORIES                      (4,637)      (129,940)
  DECREASE/(INCREASE) IN
    CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS           86,869        785,345
   DECREASE/(INCREASE) IN PREPAID
    EXPENSES AND OTHER CURRENT
    ASSETS                           11,019         (2,049)
   DEFERRED TAXES                  (100,000)             0
   (DECREASE)/INCREASE IN
     ACCOUNTS PAYABLE               (40,744)      (200,323)
   (DECREASE)/INCREASE IN ACCRUED
     LIABILITIES                    (50,883)        62,852
   INCREASE IN ACCRUED CORPORATE
     INCOME TAXES                    11,642        144,854
   INCREASE/(DECREASE) IN ACCRUED
     PENSION COSTS                   34,500        (28,000)

   TOTAL ADJUSTMENTS               (242,308)     1,662,381



NET CASH (USED IN)/PROVIDED
  BY OPERATING ACTIVITIES          (44,358)      2,157,162

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   EXPENDITURES FOR PLANT,
    PROPERTY AND EQUIPMENT        (394,265)       (111,945)

NET CASH (USED IN) INVESTING
  ACTIVITIES                      (394,265)       (111,945)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG-
    TERM DEBT                     (530,469)       (593,595)

NET CASH (USED IN) FINANCING
  ACTIVITIES                      (530,469)       (593,595)

NET (DECREASE)/INCREASE IN
 CASH AND CASH EQUIVALENTS        (969,092)      1,451,622

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD          3,503,087       2,090,251

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $2,533,995      $3,541,873

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
      INTEREST PAID                $39,360         $60,853
      INTEREST RECEIVED             $6,450          $6,603
      CORPORATE INCOME TAXES
       PAID                       $220,325        $185,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002

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


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002


                        December 31, 2002      June 30, 2002
Finished Goods           $ 72,909               $ 68,258
Work In Process           130,474                137,268
Raw Materials             308,071                301,291
Total                    $511,454               $506,817
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

NOTE 8:  LONG-LIVED ASSETS

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows.
Management believes that, as of December 31, 2002, the carrying values of such assets are not impaired.


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002

NOTE 9:  EARNINGS PER SHARE

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                    Three Months Ended December 31,
                     2002               2001
                            Per                      Per
          Income  Shares    Share   Income  Shares   Share
                            Amount                   Amount
Basic
net
income
per
Common
Share     $88,065 1,339,531  $.07  $239,201  1,339,531  $.18

Effect
Of
dilutive
Securities    --     45,388 ($.01)      --      40,500 ($.01)

Diluted
net
income
per
common
share      $88,065 1,384,919  $.06  $239,201 1,380,031  $.17


                      Six Months Ended December 31,
                      2002                    2001
                              Per                       Per
           Income  Shares     Share   Income  Shares    Share
                              Amount                    Amount
Basic
net
income
per
common
share      $197,950 1,339,531  $.15   $494,781 1,339,531 $.37

Effect
of
dilutive
Securities      --     42,944 ($.01)       --     40,500 ($.01)

Diluted
net
income
per
common
share      $197,950 1,382,475  $.14   $494,781 1,380,031 $.36



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002


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

In October 2001, the FASB issued SFAS No. 144 "Accounting for theImpairment or Disposal of Long-Lived Assets". SFAS No. 144 Replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations.
SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell.
SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company implemented SFAS No. 144 on July 1, 2002. The Company has determined that this statement did not have a material impact on its results of operations or financial position.

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


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002



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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.
It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management has determined that FIN 45 is not applicable as the Company is not currently a guarantor of indebtedness.

In January 2003, the FASB issued FASB Interpretation No. 46,
" Consolidation of Variable Interest Entities- an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either
(a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities.
FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management has determined that FIN 46 is not applicable as the Company is not currently associated with any variable interest entities.

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002


NOTE 11:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the second fiscal quarters ended December 31, 2002 and 2001 is as follows:


                  Three months ended     Six months ended
                    December 31,            December 31,

                   2002       2001      2002       2001

Electronics
 Segment
  Revenues     $1,619,790  $1,856,599  $3,592,085  $4,506,510
  Operating
   Income        $164,767    $404,160    $369,413    $878,693

HEDCO
 Revenues         $59,395    $292,113     $78,765    $308,255
  Operating
   Income (Loss) ($12,137)    $19,235    ($27,182)      ($294)


THE DEWEY ELECTRONICS CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited consolidated financial statements, including the notes thereto, appearing in the Company's Form 10-K for the fiscal year ended June 30, 2002. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Government Defense
Business" and "Company Strategy". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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


Consolidated Results of Operations

For the second fiscal quarter ended December 31, 2002, consolidated revenues were $1,679,185, compared to $2,148,712 for the same period last year. This year's revenues were lower in both the electronics segment and the leisure and recreation segment compared to the same period last year. Results of operations by segment are discussed below in more detail.

Consolidated revenues for the six-month period this year were $3,670,850, compared to $4,814,765 for the same period last year. Revenues for the six-month periods are discussed below according to business segment.

Consolidated net income for the second fiscal quarter amounted to $88,065 or $.07 per basic and $.06 per diluted share compared to last year's second fiscal quarter consolidated net income of $239,201 or $.18 per basic and $.17 per diluted share. The electronics segment accounted for most of this difference.

For the six-month period this year, consolidated net income amounted to $197,950 or $.15 per basic and $.14 per diluted share. For the same six-month period last year, consolidated net income amounted to $494,781 or $.37 per basic and $.36 per diluted share.

Information about the Company's operations in its two segments
For the three and six month periods this year compared to last year can be found in Note 11 of the Notes to Consolidated
Financial Statements.

Electronics Segment

The electronic segment is comprised mostly of the 2kW Generator product line and the Pitometer Log Division's products. Pitometer Log is a long-established manufacturer of ship speed and distance measuring instrumentation. Its primary customers are the U.S. Navy and other prime contractors such as shipbuilders. Pitometer Log's business is derived from various orders, limited in scope and duration. These are generally for replacement parts and equipment for previous Company contracts with the Department of Defense as well as business from other projects performed as a subcontractor.

Under the 2kW diesel operated tactical generator set contract, the Company has been the sole producer for the Department of Defense since 1997. The original contract was awarded in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

In September 2001, the Company was awarded a new contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. As with the prior contract, this contract allows for the Army to place annual production orders and to place additional interim orders. The total amount of orders placed to date amount to approximately $6 million. The Company received most of these orders in March and April 2002 and has been informed by the U.S. Government Program Office that an annual production order is in process and that the Company would receive this order in the amount of approximately $2.4 million in the near future. However, no assurances can be made that the Army will place such orders or, if additional orders are placed, the timing and amount of such orders. Moreover, periods of heightened national security and war have often introduced new priorities and demands, external delays, and increased uncertainty into the defense contracting marketplace.

The Company has been producing under this new contract's existing orders. Deliveries are scheduled to continue through June 2003. Production would then continue with the new production order referred to above, assuming that the order is received. Generators are being manufactured at a lower rate than this time last year due to declining customer requirements. Deliveries are being made according to the government provided delivery schedule.

In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting. Revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in cost and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period.
When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see
Note 1 and Note 5 of the Notes to Consolidated Financial
Statements.

For the three-month period ended December 31, 2002, revenues in the electronics segment were $236,809 lower than the same three-month period last year. During the three-month period this year, the production of 2kW generator sets provided 78% of electronics segment revenue. During the same period last year, production of 2kW generator sets provided 89% of electronics segment revenues. This decline in contribution to revenues is the result of reduced orders and the affected production levels and is discussed further in the section "Government Defense Business" below.
The segment's remaining revenues, derived principally from the Company's Pitometer Log Division, have remained relatively level in past years. Pitometer Log revenues are derived from various orders, more limited in scope and duration, which are generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a sub-contractor. The Company has also been developing a small customer base which utilizes its specialized CNC machining centers.

For the six-month period ended December 31, 2002, revenues in the electronics segment were $914,425 lower than the same six-month period last year. The production of 2kW generator sets provided 85% of electronics segment revenues during the six-month period this year and 91% of electronics segment revenues last year during the same six-month period.

As of December 31, 2002, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $1 million. It is estimated that all of this backlog will be recognized as revenues during this fiscal year ending June 30, 2003.

As of December 31, 2001, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $2 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were lower by $232,718 and $229,490 for the three and six-month periods ended December
31, 2002, respectively, when compared to the same periods of last year.

Last year, higher snowmaking machine revenues, which included lease with purchase option agreements, increased revenues. This year, no machine sales were made as the Company reviewed its position in this market. Subsequently, the Company has redirected its marketing efforts to concentrate on a broader customer base, as well as optional enhancements to its machines. The sale of replacement parts for its machines not including warranty have remained level with prior periods.

The Company is exploring possible strategic options with respect to this division.

Liquidity and Capital Resources

The Company's working capital at December 31, 2002 was
$3,994,664 compared to $4,768,198 at June 30, 2002.

The ratio of current assets to current liabilities was 5.73 to 1 at December 31, 2002 and 6.35 to 1 at June 30, 2002.

For the six-month period ended December 31, 2002, operating activities used net cash of $44,358. Expenditures for plant, property and equipment used net cash of $394,265 and financing activities used net cash of $530,469.

Net cash used by operating activities of $44,358 was primarily the result of net income offset by an increase in accounts receivable.

For the six-month period ended December 31, 2002, net cash used for expenditures of plant, property and equipment of $394,265 included an amount of $351,147, which was used by the Company in its continued efforts to improve existing technologies which would enhance its current product lines and develop new revenue sources, both military and civilian. Positive progress has been made in the areas of reduced sound and weight for the generator product line. This is anticipated to be reflected in working models to be used for marketing purposes. The Company is currently working with government representatives to ascertain requirements and possible applications for the military. The Company expects to continue investing in this and other technologies over the next six-month period in connection with these initiatives. Management believes that such initiatives, despite the Inherent risks and uncertainties, are important to the Company's business and future growth. As with all projects of this nature, no assurances can be made that such efforts will be successful or that the Company will achieve its desired results.

During the six-month period ended December 31, 2002, Financing activities used net cash of $530,469, which includes a voluntary principal reduction payment of $500,000 made towards the Company's long-term mortgage debt with its primary lender. The outstanding balance of the Company's mortgage note agreement at December 31, 2002 was $419,141.

For the six-month period ended December 31, 2001, operating activities provided net cash of $2,157,162. Expenditures for plant, property and equipment used net cash of $111,945 and financing activities used net cash of $593,595.

Net cash provided by operating activities resulted primarily from increased collections of "accounts receivable" which included increased billings of "contract costs and related estimated profits in excess of applicable billings".
14
Net cash used in financing activities included additional principal reduction payments of $528,485 made towards the Company's long-term debt.

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

The Company owns approximately 90 acres of land and the building which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. The
Company is continuing to actively pursue ways of monetizing this property by its sale and/or development.

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

As with the prior contract, this new contract to supply
2kW diesel operated generator sets allows for the U.S.
Army to place production orders annually and to place additional interim orders. Orders under this new contract were received as final deliveries were being made on the prior contract and production of these orders has begun. The Company is expecting the annual production order for the second year of the contract to arrive in the near future. However, no assurances can be made that the Army will place additional orders under this contract, or if additional orders are placed, the timing and amount of such orders. Moreover, periods of heightened national security and war, have often introduced new priorities, changes in and demands, external delays, and increased uncertainty into the defense contracting marketplace. See the discussion above under "Electronics
Segment".

Total orders placed in the first year of the new contract were down roughly by half from the peak of the original contract. This is responsible for the reduction in revenues the Company is currently experiencing. The value of the anticipated order described above is expected to be $2.4 million, which would be less than prior years' annual production orders. It should be noted that, as the contract allows, additional orders may be made by the government through the year, although no assurances can be made that they will do so. Management is implementing cost saving measures and continues its exploration of additional sources or revenue as discussed in the section "Company Strategy" below.

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

Company Strategy

The Company is continuing to invest in the further development of existing technologies. These enhanced technologies would be for use initially in the electronics segment with respect to existing products. Management believes that such initiatives, despite the inherent risks and uncertainties, are important to the Company's business and future growth, but as with all projects of this nature no assurances can be made that such product development work will be successful or that the Company will achieve its desired results. See the discussion above under "Liquidity and Capital Resources."

The Company has also increased its government sales and marketing capacity. This is part of our existing strategy to build stronger relations with our customers, while working to develop new business.

The 2kW diesel operated tactical generator set, the Company's principal revenue source, was recently approved by the U.S. Army for use as an optional auxiliary power unit (APU) on the their Family of Medium Tactical Vehicles (FMTV). Note, that when generally dealing with the extended time frame of the Department of Defense budgeting process, as well as that of the Federal Government, any potential sales of a material amount would not be recognized by the Company for a minimum of 12 to 24 months. In addition, this approval does not provide any guarantee of sales.

The Company has many years of experience in contracting with the Department of Defense receiving government contracts for diverse product lines. The Company continues to explore other areas of business, which will utilize its technical expertise and production resources and are capable of providing continued stability and growth. A small customer base has been developing which utilizes the Company's CNC specialized machining centers.

Other Developments

At its annual meeting held December 4, 2002, the Company's
Board of Directors unanimously elected John H.D. Dewey to the office of President and Chief Executive Officer of the Company.

At its meeting on June 14, 2002, the Board had appointed
John H.D. Dewey as Acting Chief Executive Officer of the Company. John Dewey is the son of Gordon Dewey. Since 1999, Mr. Dewey has been an active member of the Board, as well as working on internal projects utilizing his experience in management consulting and software engineering.

On December 2, 2002, the Company's Board of Directors unanimously rejected an unsolicited proposal by Asset
Value Fund to purchase the Company at a cash price of $5.00 per share. The Board of Directors had determined that the Asset Value Fund proposal was not in the best interests of the Company or its shareholders. Dewey
Electronics further stated that in the unanimous position of the Board of Directors the Company is not for sale.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Actual results could differ from these estimates. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements herein and contained within the Company's Form 10-K for the fiscal year ended June 30, 2002. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, long-lived assets, and valuation of deferred tax assets and liabilities.

In the electronics segment, revenues and estimated earnings are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. See Note 1 to the Consolidated Financial Statements.

For interim reporting periods, the Company does not segregate inventories as to raw materials, work in progress and finished goods (this information is available at year end when physical inventories are taken and recorded). Estimates are made for interim reporting periods. See Note 4 to the Consolidated Financial Statements.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Treasurer concluded that the design and operation of these disclosure controls and procedures are effective.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On December 4, 2002, at the Company's annual meeting of shareholders, the following five directors were elected to serve for the ensuing year. Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the Company's nominees for directors):

Name                 For                  Withheld
Alexander A.
 Cameron             944,246              161,227
Frances D.
 Dewey               947,746              157,727
John H.D.
 Dewey               947,062              158,411
Nathaniel
 Roberts             947,746              157,727
James M.
 Link                946,546              158,927

Paul O. Koether, a shareholder, was nominated from the floor and received 136,394 votes.

Item 6.  Exhibits and Reports on Form 8-K
---------------------------------------

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report in Form 10-Q.

The following reports on Form 8-K were filed by the Company during the period covered by this report:

On December 9, 2002, the Company filed a current report on Form 8-K announcing, among other things, that the Company's
Board of Directors unanimously elected John H.D. Dewey to the office of President and Chief Executive Officer of the Company.

On December 3, 2002, the Company filed a current report on Form 8-K announcing that the Company's Board of Directors unanimously rejected an unsolicited proposal to purchase the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE DEWEY ELECTRONICS CORPORATION


                                          /s/
Date:  February 14, 2003            John H.D. Dewey
                                    President and Chief
                                            Executive Officer


                                          /s/
Date:  February 14, 2003            Thom A. Velto
                                    Treasurer
19

CERTIFICATIONS
I, John H.D. Dewey, certify that:
1.I have reviewed this quarterly report on Form 10-Q of The Dewey Electronics Corporation;
2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003
____/s/_____
John H. D. Dewey
President and Chief Executive Officer

CERTIFICATIONS
I, Thom A. Velto, certify that:
1.I have reviewed this quarterly report on Form 10-Q of The DeweyElectronics Corporation;
2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the registrant and we have:
a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003
____/s/________
Thom A. Velto
Treasurer





THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are filed as part of this report.
For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.



Number


99.1  Certification of Chief Executive Officer pursuant to 18
   U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of Treasurer pursuant to 18 U.S. C. Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-
     Oxley Act of 2002 (filed herewith)



22




EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. D. Dewey, Chief Executive Officer of the
Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

        /s/
John H. D. Dewey, President and Chief Executive Officer
Dated: February 14, 2003





EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A. Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

            /s/
Thom A. Velto, Treasurer
Date: February 14, 2003