Form 10-Q
period 2003-03-31
DEWEY ELECTRONICS CORP
filed 2003-05-15
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 2003
Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,359,531 at April 30, 2003.




THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                    Page No.

Part I  Financial Information

Item 1  Consolidated Financial Statements              1

Consolidated Balance Sheets -
March 31, 2003 and June 30, 2002                       2

Consolidated Statements of Operations -
Three and Nine Months Ended March 31, 2003
and March 31, 2002                                     3

Consolidated Statements of Cash Flows for the
Nine Months Ended March 31, 2003 and March 31, 2002    4

Notes to Consolidated Financial Statements             5

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                     11

Item 4  Controls and Procedures                        18

Part II  Other Information

Item 2.  Changes in Securities and Use of Proceeds     19

Item 4.Submission of Matters to a Vote of Security
       Holders                                         19

Item 6.  Exhibits and Reports on Form 8-K              22




PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in
Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended
June 30, 2002.


THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                  MARCH 31,     JUNE 30,
                                    2003          2002
                                (UNAUDITED)     (AUDITED)*
ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS     $2,717,728     $3,503,087
  ACCOUNTS RECEIVABLE              150,559        267,331
  INVENTORIES                      508,927        506,817
  CONTRACT COSTS AND RELATED
   ESTIMATED PROFITS IN EXCESS
   OF APPLICABLE BILLINGS        1,131,049      1,272,569
  DEFERRED TAX ASSET                30,563         30,563
  PREPAID EXPENSES AND OTHER
   CURRENT ASSETS                  116,979         78,421

      TOTAL CURRENT ASSETS       4,655,805      5,658,788

PLANT, PROPERTY AND EQUIPMENT
  - NET                          1,472,124      1,036,759

OTHER NON-CURRENT ASSETS           119,001        122,148

TOTAL ASSETS                    $6,246,930     $6,817,695

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE          $138,877       $467,427
  ACCRUED LIABILITIES              159,486        149,016
  ACCRUED CORPORATE INCOME
   TAXES                            69,753        100,166
  ACCRUED PENSION COSTS            140,043        113,043
  CURRENT PORTION OF LONG-
    TERM DEBT                       60,938         60,938

    TOTAL CURRENT LIABILITIES      569,097        890,590

LONG-TERM PORTION OF LONG-TERM
   DEBT                            342,969        888,672
OTHER LONG-TERM LIABILITY           61,172         61,172
DEFERRED TAX LIABILITY             524,212        524,212
DUE TO RELATED PARTY               200,000        200,000

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, par value
    $1.00; authorized   250,000
    shares, issued and
    outstanding, none                  --              --
  COMMON STOCK, par value $.01;
    authorized 3,000,000
    shares; issued and
    outstanding 1,693,397
    shares                         16,934          16,934
  PAID IN CAPITAL               2,817,475       2,835,307
  RETAINED EARNINGS             2,205,773       1,920,905
                                5,040,182       4,773,146
LESS: TREASURY STOCK 333,866
   SHARES AT COST                (490,702)       (520,097)

  TOTAL STOCKHOLDERS' EQUITY    4,549,480       4,253,049
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY         $6,246,930      $6,817,695

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                  THREE MONTHS ENDED    NINE MONTHS ENDED
                        MARCH 31            MARCH 31
                  2003        2002        2003        2002

REVENUES         $1,030,157  $1,922,849  $4,701,007  $6,737,614

 COST OF
  REVENUES          563,737   1,213,457   3,311,664   4,496,901

GROSS PROFIT        466,420     709,392   1,389,343   2,240,713

 SELLING & ADMIN
  EXPENSES          318,415     297,586     899,107     950,508

OPERATING INCOME    148,005     411,806     490,236   1,290,205

 INTEREST EXPENSE    11,013      19,355      46,250      77,994

   OTHER (INCOME)
    -NET             (7,871)     (1,581)    (30,794)     (6,456)

INCOME BEFORE
 INCOME TAXES       144,863     394,032     474,780   1,218,667

INCOME TAXES        (57,945)   (157,613)   (189,912)   (487,467)

NET INCOME          $86,918    $236,419    $284,868    $731,200



NET INCOME PER
 SHARE:
   BASIC             $0.06      $0.18       $0.21       $0.55
   DILUTED           $0.06      $0.17       $0.20       $0.53

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING
   BASIC          1,359,531  1,339,531   1,359,531  1,339,531
   DILUTED        1,404,254  1,380,031   1,403,068  1,380,031


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                    NINE MONTHS ENDED
                                       MARCH 31,
                                  2003        2002
NET INCOME                      $284,868    $731,200

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:

   DEPRECIATION                   69,010      81,675
   AMORTIZATION                    3,150       3,150
  DECREASE IN ACCOUNTS
   RECEIVABLE                    116,772      62,047
  (INCREASE) IN INVENTORIES       (2,110)   (119,836)
  DECREASE IN CONTRACT COSTS
   AND RELATED ESTIMATED
   PROFITS IN EXCESS OF
   APPLICABLE BILLINGS           141,520   1,512,483
   (INCREASE) IN PREPAID
     EXPENSES AND OTHER
     CURRENT ASSETS              (38,558)    (34,290)
   (DECREASE)/INCREASE IN
     ACCOUNTS PAYABLE           (328,550)     56,085
   INCREASE/(DECREASE) IN
    ACCRUED LIABILITIES           10,470      (9,782)
   (DECREASE) IN ACCRUED
    CORPORATE INCOME TAXES       (30,413)    (12,781)
   INCREASE/(DECREASE) IN
    ACCRUED PENSION COSTS         27,000     (29,500)

   TOTAL ADJUSTMENTS             (31,709)  1,509,251

NET CASH PROVIDED BY
 OPERATING ACTIVITIES            253,159   2,240,451

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  EXPENDITURES FOR PLANT,
   PROPERTY AND EQUIPMENT       (504,377)  (174,632)

NET CASH (USED IN)
 INVESTING ACTIVITIES           (504,377)  (174,632)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  PRINCIPAL PAYMENTS OF
   LONG-TERM DEBT               (545,703)  (603,751)
   TREASURY STOCK SOLD            11,562          0

NET CASH (USED IN)
 FINANCING ACTIVITIES           (534,141)  (603,751)

NET (DECREASE)/INCREASE IN
 CASH AND CASH
 EQUIVALENTS                    (785,359) 1,462,068

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD        3,503,087  2,090,251

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD             $2,717,728 $3,552,319

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:
   INTEREST PAID                $48,932     $84,013
   INTEREST RECEIVED            $22,399      $8,506
   CORPORATE INCOME TAXES
    PAID                       $220,325    $485,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003

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

In the Leisure and Recreation segment, revenues and earnings are recorded when deliveries are made and title and risk of loss have been transferred to the customer or collection is probable.

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


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003


                        March 31, 2003    June 30, 2002
Finished Goods          $  71,675         $  68,258
Work In Process           128,043           137,268
Raw Materials             309,209           301,291
Total                    $508,927          $506,817
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

NOTE 8:  LONG-LIVED ASSETS

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of March 31, 2003, the carrying values of such assets are not impaired.


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                               Three Months Ended March 31,
                        2003                      2002

           Net               Per    Net               Per
           Income  Shares    Share  Income   Shares   Share
                             Amount                   Amount
Basic
 Net
 Income
 per
 Common
 Share   $86,918  1,359,531  $.06  $236,419  1,339,531  $.18

Effect
 Of
 dilutive
 Securities   --     44,723    --        --     40,500  (.01)

Diluted
 Net
 income
 per
 common
 share   $86,918  1,404,254  $.06  $236,419  1,380,031  $.17



                               Nine Months Ended March 31,
                         2003                    2002

           Net               Per     Net                Per
           Income  Shares    Share   Income   Shares    Share
                             Amount                     Amount
Basic
 Net
 Income
 per
 common
 share   $284,868  1,359,531  $.21  $731,200  1,339,531  $.55

Effect
 Of
 dilutive
 Securities    --    43,537   (.01)       --     40,500  (.02)

Diluted
 Net
 income
 per
 common
 share   $284,868  1,403,068  $.20  $731,200  1,380,031  $.53



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH, 2003


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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No.
144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company implemented SFAS No. 144 on July 1, 2002, and it has determined that this statement did not have a material impact on its results of operations or financial position.

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


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
The Company adopted this pronouncement on January 1, 2003 and it did not have a material effect on the results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others- an Interpretation of FASB
Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.
It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.
However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management has determined that FIN 45 is not applicable as the Company is not currently a guarantor of indebtedness or other obligations.

In January 2003, the FASB issued FASB Interpretation No. 46, " Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs).
In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management has determined that FIN 46 is not applicable as the Company is not currently associated with any variable interest entities.

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003


NOTE 11:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the third fiscal quarters ended March 31, 2003 and 2002 is as follows:


                      Three months ended   Nine months ended
                           March 31,         March 31,

                    2003    2002       2003      2002

Electronics
 Segment
 Revenues     $1,021,303  $1,906,121  $4,613,388 $6,412,631
 Operating
  Income        $185,496    $426,555    $554,909 $1,305,248

HEDCO
 Revenues         $8,854     $16,728     $87,619   $324,983
 Operating
 (Loss)         ($37,491)   ($14,749)   ($64,673)  ($15,043)

Total
 Revenues     $1,030,157  $1,922,849  $4,701,007 $6,737,614

 Operating
 Income         $148,005    $411,806    $490,236 $1,290,205

 Interest
 (Expense)       (11,013)    (19,355)    (46,250)   (77,994)
 Other Income      7,871       1,581      30,794      6,456
 Income Tax
  (Expense)      (57,945)   (157,613)   (189,912)  (487,467)

 Net
 Income          $86,918    $236,419    $284,868   $731,200

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

Operating Segments

The Company is organized into two principal operating segments on the basis of the types of products offered.
Each segment is comprised of separate and distinct businesses: the electronics segment and the leisure and recreation segment.

In the electronics segment, the Company is a producer of electronic and electromechanical systems for the Armed
Forces of the United States. The Company provides its products in this segment either as a prime contractor or as a subcontractor for the Department of Defense.

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



In September 2001, the Company was awarded a new contract
to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders placed through May 12, 2003 amount to approximately $9 million.
As with the prior contract, this contract allows for the Army to place annual production orders and to place
additional interim orders.    However, no assurances can
be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

In the leisure and recreation segment, the Company, through its HEDCO Division, designs, manufactures and markets advanced, sophisticated snowmaking equipment. It also supplies replacement parts for items no longer covered under warranty.

There are no intersegment sales.

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income and expenses.

Results of Operations

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules.
Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Consolidated Summary

For the three-month period ended March 31, 2003, consolidated revenues were $1,030,157 and operating income was $148,005.
Last year, during the same period, consolidated revenues were $1,922,849 and operating income was $411,806.

For the nine-month period ended March 31, 2003, consolidated revenues were $4,701,007 and operating income was $490,236. Last year, during the same nine-month period, consolidated revenues were $6,737,614 and operating income was $1,290,205.

This year's revenues were lower in both the electronics segment and the leisure and recreation segment compared to the same three and nine month periods last year.
Results of operations by business segment are discussed below in more detail. Also, information about the Company's operations in its two segments for the three and nine month periods this year compared to last year can be found in Note 11 of the Notes to Consolidated
Financial Statements.




Electronics Segment

In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in cost and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note 1 and Note 5 of the Notes to Consolidated Financial Statements.

For the three-month period ended March 31, 2003, revenues in the electronics segment were $884,818 lower than the same three -month period last year. During the three-month period this year, the production of 2kW generator sets provided 72% of electronics segment revenue. During the same period last year, production of 2kW generator sets provided 89% of electronics segment revenues. This decline in contribution to revenues is the result of reduced orders and the affected production levels. The Company has been producing under its contract for 2kW generator sets with deliveries being made according to the government provided delivery schedule. However, generators are being manufactured at a lower rate than last year due to declining customer requirements. Deliveries under this existing production order are scheduled to continue through March 2004. This is discussed further in the section "Government Defense Business" below. The segment's remaining revenues, derived principally from the Company's Pitometer Log Division, have remained relatively level in past years. Pitometer Log revenues are derived from various orders, more limited in scope and duration, which are generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a sub-contractor. The Company has also been developing a small customer base which utilizes its specialized CNC (Computer Numerical Control) machining centers.

For the nine-month period ended March 31, 2003, revenues in the electronics segment were $1,799,243 lower than the same nine-month period last year. The production of 2kW generator sets provided 82% of electronics segment revenues during the nine-month period this year and 91% of electronics segment revenues last year during the same nine-month period.

As of March 31, 2003, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $3 million. It is estimated that approximately $1 million of this backlog will be recognized as revenues during this fiscal year ending June 30, 2003.

As of March 31, 2002, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $3 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were lower by $7,874 and $237,364 for the three and nine-month periods ended March
31, 2003, respectively, when compared to the same periods of last year.

Last year, higher snowmaking machine deliveries, which included lease with purchase option agreements, increased revenues. This year, no machine sales were made. The Company has reviewed its position in this market and is redirecting its marketing efforts, making enhancements to its machine design and broadening its customer relations.

The Company is exploring possible strategic options with respect to this division.

Liquidity and Capital Resources

The Company's working capital at March 31, 2003 was
$3,986,707 compared to $4,768,198 at June 30, 2002.

The ratio of current assets to current liabilities was
6.96 to 1 at March 31, 2003 and 6.35 to 1 at
June 30, 2002.

For the nine-month period ended March 31, 2003, operating activities provided net cash of $253,159. Expenditures for plant, property and equipment used net cash of $504,377 and financing activities used net cash of $534,141.

Net cash provided by operating activities of $253,159 was primarily the result of net income of $284,868 combined with the net effect of billing and collecting contract costs and related estimated profits, collecting prior billings and reducing vendor accounts payable.

For the nine-month period ended March 31, 2003, net cash used for expenditures of plant, property and equipment of $504,377 included the amount of $442,854, which was used by the Company in its continued efforts to improve existing technologies which would enhance its current product lines and develop new revenue sources, both military and civilian. Positive progress has been made in the areas of reduced sound and weight for the generator product line. This is anticipated to be reflected in working models to be used for marketing purposes. The Company is currently working with government representatives to ascertain requirements and possible applications for the military. The Company expects to continue investing in this and other technologies over the next six-month period, although these investments are anticipated to be at a lower level of funding.
Management believes that such initiatives, despite the inherent risks and uncertainties, are important to the Company's business and future growth. As with all projects of this nature, no assurances can be made that such efforts will be successful or that the Company will achieve its desired results.

During the nine-month period ended March 31, 2003, financing activities used net cash of $534,141, which includes a voluntary principal reduction payment of $500,000 made towards the Company's long-term mortgage debt with its primary lender. The outstanding balance of the Company's mortgage note agreement at March 31, 2003 was $403,907.

For the nine-month period ended March 31, 2002, operating activities provided net cash of $2,240,451. Expenditures for plant, property and equipment used net cash of $174,632 and financing activities used net cash of $603,751.

Last year net cash provided by operating activities resulted primarily from net income and the billing and collection of contract costs and related estimated profits.

Net cash used in financing activities included additional principal reduction payments of $603,751 made towards the Company's long-term debt.

On December 27, 2001, the Company and its primary Bank agreed to revised terms of its mortgage note agreement.
The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus .5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005.

The Company also has a line of credit of $500,000 with its Bank at the rate of the Bank's prime rate plus .25%, which is renewable annually at October 31. There were no borrowings against this line of credit facility as of March 31, 2003.

In addition, the Company also has a note payable to a co-founder (stockholder) in the amount of $200,000 at an interest rate of 9% per annum. This note is unsecured and subordinate to the mortgage note with the Company's primary lender and has been classified on the Balance
Sheet as a long-term liability.

The Company owns approximately 90 acres of land and the building which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. The
Company is continuing to actively pursue possible methods of monetizing this property by its sale and/or development.
The Company has retained one of the largest commercial real estate brokerage houses serving the New York - New Jersey region to assist in these efforts.

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

On September 7, 2001, the Company was awarded a ten-year
contract to provide the U.S. Army and other Department of
Defense Agencies with 2kW diesel operated generator sets.
This ten-year indefinite delivery, indefinite quantity
contract replaces the initial contract under which the
Company has been the sole producer of this generator for
the Army since 1997.  These generators are currently
being fielded by both active and reserve components of the
U.S. Armed Forces.
15
As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. Orders under this new contract were received as final deliveries were being made on the prior contract and production of these orders has begun. The
Company was awarded an annual production order for the second year of the contract on February 26, 2003. The amount of this production order is approximately $2.4 million. The amount of orders received to date under this contract is approximately $9 million.

The Army has been ordering 2kW generators at a reduced volume when compared to previous years. Thus, the Company is currently delivering at a reduced rate, which is responsible for the reduction in revenues. The production order which was placed on February 26, 2003 further reduced this delivery rate. As the contract allows, additional orders may be made by the Army, although no assurances can be made that it will do so, or if there are additional orders, the amount and timing thereof. Moreover, periods of heightened national security and war have often introduced new priorities and demands, external delays, and increased uncertainty into the defense contracting marketplace. Management is continuing to explore additional sources of revenue as discussed below in the section "Company Strategy".

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

Company Strategy

The Company has increased its government sales and marketing capacity. This is part of its existing strategy to build stronger relations with its customers, while working to develop new business.

The 2kW diesel operated tactical generator set, the Company's principal revenue source, was recently approved by the U.S. Army for use as an optional auxiliary power unit (APU) on the Family of Medium Tactical Vehicles (FMTV).

The Department of Defense budgeting process is one of an extended time frame. The process of including expenditures in its budget could take a minimum of 12 to 24 months.
In addition, approval of this budget does not guarantee the expenditure actually being made and particularly the receipt of an award by the Company.

The Company has many years of experience in contracting with the Department of Defense and has received many contracts to provide various types of products and services.
Utilizing some of this experience, the Company is
continuing to explore other areas of business, which
are capable of providing continued stability and growth.
16
The Company has been reinvesting its earnings into its own future. It has been investing, and is continuing to invest, in its existing products and technologies. This effort is intended for initial benefit in the electronics segment. Management believes that such initiatives, despite the inherent risks and uncertainties, are important to the Company's business and future growth, but as with all projects of this nature no assurances can be made that such product development work will be successful or that the Company will achieve its desired results. See the discussion above under "Liquidity and Capital Resources."

On May 2, 2003, the U.S. Army Communications - Electronics Command, CECOM Acquisition Center, Washington, released information that its Research Development and Engineering Center, Command and Control Directorate, Army Power Division, Power Generation Branch, Fort Belvoir, Virginia "intends to negotiate a cost plus fixed fee contract with Dewey Electronics Corporation...". This would be focused on designing and developing product improvements for the existing generator in its military applications.
No assurances can be made that the Company will enter into such a contract or, if one is entered into, the amount and timing thereof.

Other Developments

On March 12, 2003, the Company announced that it had selected
Bill Wight, LLC to assist in the Company's marketing and business development efforts, specifically with agencies and services of the Department of Defense.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies.
Actual results could differ from these estimates.
Our significant accounting policies are described in the Notes to the Consolidated Financial Statements herein and contained within the Company's Form 10-K for the fiscal year ended June 30, 2002. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, long-lived assets, and valuation of deferred tax assets and liabilities.

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




PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On January 10, 2003, the Company sold 10,000 shares of its common stock, par value $.01 per share ("Common Stock"), for a total price of $5,781.25, to an executive officer upon exercise of stock options granted to such officer under the Company's stockholder-approved 1998 Stock Option Plan (the "Option Plan). On January 10, 2003, the Company sold 10,000 shares of Common Stock, for a total price of $5,781.25, to another executive officer upon exercise of stock options granted to such officer under the Option
Plan. The proceeds of such sales will be used for general corporate purposes. As the basis for exemption from registration under the Securities Act of 1933, as amended (the "Act"), the Company is relying on Rule 506 of Regulation D such that the aforementioned transactions do not involve any public offering within the meaning of Section 4(2) of the Act.

Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 6.  Exhibits and Reports on Form 8-K


See the accompanying Index to Exhibits.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE DEWEY ELECTRONICS CORPORATION




                                /s/
Date:  May 15, 2003       John H.D. Dewey
                    President and Chief Executive Officer




                              /s/
Date:  May 15, 2003       Thom A. Velto
                          Treasurer

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



Date:  May 15, 2003
      /s/
John H. D. Dewey
President and Chief Executive Officer
20

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

Date:  May 15, 2003
    /s/
Thom A. Velto
Treasurer


THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation
S-K.



Number




99.1 Certification of Chief Executive Officer pursuant to
18 U.S. C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Treasurer pursuant to 18 U.S. C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey
Electronics Corporation (the "Corporation") on
Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. D. Dewey,
Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss
906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

       /s/
John H. D. Dewey, President and Chief Executive Officer
Dated:  May 15, 2003


A signed original of this written statement required by
Section 906 has been provided to the Dewey Electronics
Corporation and will be retained by The Dewey
Electronics Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey
Electronics Corporation (the "Corporation") on
Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A.
Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



           /s/
Thom A. Velto, Treasurer
Date:  May 15, 2003



A signed original of this written statement required by Section 906 has been provided to the Dewey
Electronics Corporation and will be retained by The Dewey Electronics Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


