Form 10-K
period 2003-06-30
DEWEY ELECTRONICS CORP
filed 2003-09-26
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on September
1, 2003:  $3,112,472.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,359,531 at September 1, 2003.

Page 1
THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS

Item                                                Page
PART I
 1.  Business                                          3

 2.  Properties                                        6

 3.  Legal Proceedings                                 6

 4.  Submission of Matters to a Vote of Security
Holders                                                6

PART II

 5.  Market for Registrant's Common Equity and Related
Stockholder Matters                                    7

 6.  Selected Financial Data                           8

 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                    9

 8.  Financial Statements and Supplementary Data       20

 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                    37

 9A. Controls and Procedures                           37

PART III

10.  Directors and Executive Officers of the Registrant 38

11.  Executive Compensation                             38

12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters              38

13.  Certain Relationships and Related Transactions     38

14.  Principal Accounting Fees and Services             38

PART IV

15.  Exhibits, Financial Statement Schedules and Reports
on Form 8-K                                             39

16.  Signatures                                         40

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

The electronics segment is comprised mostly of the 2kW Generator product line and the Pitometer Log Divisions products. Pitometer Log is a long-established manufacturer of ship speed and distance measuring instrumentation. Its primary customers are the U.S. Navy and other prime contractors such as shipbuilders. Pitometer Log's business is derived from various orders, limited in scope and duration. These are generally for replacement parts and equipment for previous Company contracts with the Department of Defense (DOD) as well as business from other projects performed as a subcontractor.

Under the 2kW diesel operated tactical generator set contract, the Company has been the sole producer for the Department of Defense since 1997 under a contract awarded in 1996. In September 2001, the Company was awarded a new contract to provide the U.S. Army and other Department of Defense
Agencies with this same 2kW diesel operated generator set.
This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract. The total amount of orders placed through August
31, 2003 amount to approximately $9 million. As with the prior contract, this contract allows for the U.S. Army to place annual production orders and to place additional interim orders. However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

In the leisure and recreation segment, the Company, through its HEDCO Division, designs, manufactures and markets advanced, sophisticated snowmaking equipment. It also supplies replacement parts for items no longer covered under warranty.

There are no intersegment sales.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2003 are set forth in Note K
- Operating Segments of the Notes to the Financial Statements.

During the last three fiscal years, there were no material expenditures for Company sponsored or customer-sponsored research and development activities.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, earnings or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental control facilities.

As of August 30, 2003, the Company had a work force of 33 employees, of whom 10 were technical or professional personnel. Last year at the same date, the work force included 34 employees, of whom 9 were technical or professional personnel. The reduction in workforce is the result of revised production schedules in the electronics segment of business. Fluctuations in the work force sometimes also result from the seasonal nature of the leisure and recreation segment of business.

ELECTRONICS SEGMENT

This segment accounted for 99% of total revenues in fiscal
2003, 95% of total revenues in fiscal year 2002 and 99% of total revenues in fiscal 2001.

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

LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 1% of the Company's revenues in fiscal 2003, 5% of the Company's revenues in fiscal year 2002 and 1% of the Company's revenues in fiscal 2001.

Snowmaking equipment is sold to ski areas as original equipment or as replacements for existing equipment. Most snowmaking equipment is paid for in full at delivery to the customer. In other cases, such equipment is sold under a sales contract that provides for a substantial down payment and retention of a security interest in the equipment until full payment is received. Typically, full payment is made within one year. The Company has not experienced any losses due to resale of the equipment following default by customers. The Company services the equipment at the purchaser's expense after a warranty period that typically expires at the end of the snowmaking season in which the sale occurs.

The Company has sold snowmaking equipment to over three hundred different locations in the United States and abroad. Marketing has been performed by the Company's employees in the domestic market and by distributors and representatives in foreign markets. In the past several years, the foreign market represented a small amount of revenues, all from the sales of parts.

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

Under the terms of a mortgage note to Sovereign Bank described in Item 7 - Management's Discussion and Analysis of Financial
 Condition and Results of Operations, both the land and building are subject to the lien of a mortgage securing indebtedness in the amount of $388,672 at June 30, 2003.
The Company also has a line of credit with the Bank, under which the Company may borrow up to an additional $500,000 that would be secured by a lien on substantially all of the Company's machinery, equipment and other personal property.


Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.



PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol "DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

                    Quarterly Common Stock Price Range

             Fiscal Year 2003    Fiscal Year 2002

Quarter      High     Low        High      Low

1st           $4.31   $3.80      $4.45     $3.25
2nd            4.00    3.29       5.00      4.05
3rd            4.10    3.83       4.05      3.55
4th            4.75    3.35       4.35      3.95

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during the fiscal years 2003, 2002 and 2001. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 2, 2003 was 589.



Item 6.  Selected Financial Data



(In thousands of dollars, except per share amounts)



                                 Year ended June 30,

                 2003   2002   2001     2000         1999
Revenues         $6,362 $8,916 $10,886  $10,409(2)   $8,632
Income before
 income taxes       477  1,459   1,838    1,543(3)      935
Net income          286    875   1,103      926(2)(3)   561
Net income per
 share - basic      .21    .65     .82      .69         .42
Net income per
 share - diluted    .20    .63     .80      .69         .42
Cash dividends per
 common share        --     --      --       --          --
Total assets     $6,352 $6,818  $6,618   $5,325      $5,776
Long-term
 Obligations     $1,371 $1,674  $2,269   $1,924      $2,427
Working capital  $4,028 $4,768  $4,728   $3,227      $2,413
Stockholders'
 Equity        $4,367(1)$4,253  $3,378   $2,275      $1,349


(1) Stockholders' equity in fiscal year 2003 includes other comprehensive expense of $184.

(2) Revenues in fiscal year 2000 include $702 as a result of notification of the final closeout of a contract with the U.S. Navy.

(3) Income in fiscal year 2000 includes a charge for an inventory provision in the amount of $353.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and specifically, the factors discussed below under "Government Defense Business" and "Company Strategy".
Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2003, are set forth in Note K - Operating Segments of the Notes to the Financial
Statements.

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

Revenues

Revenues this year were 29% lower than last fiscal year and 42% lower than fiscal year 2001 which reflects the results in both the electronic segment and the leisure and recreation segment. Information about the Company's operations in the two segments are set forth in Note K - Operating Segments of the Notes to the Financial Statements and are discussed in further detail below.

Electronic Products

In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in cost and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note A of the Notes to Financial Statements.

Electronic product revenues accounted for 99% of total revenues in 2003, 95% of total revenues in 2002 and 99% of total revenues in 2001.

In fiscal year 2003, 82% of the electronic product revenues were derived from production efforts towards providing the Armed Forces with diesel operated generator sets. These efforts provided 90% of this segment's revenues in fiscal year 2002 and 88% in fiscal year 2001. This decline in contribution to revenues is the result of reduced orders and the affected production levels. The Company has been producing under its contract for 2kW generator sets with deliveries being made according to the government provided delivery schedule. However, generators are being manufactured at a lower rate than last year due to declining customer requirements. Deliveries under production orders placed through June 30, 2003 are scheduled to continue through March 2004.

Since 1997, the Company has been the sole producer for the Department of Defense of 2kW diesel operated generator sets.
In September 2001, the Company was awarded a new contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract described above. As with the prior contract, this contract allows the Army to place production orders annually and to place additional interim orders. The total amount of orders that were placed through June 30, 2003 is approximately $9 million.
The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage of completion method of accounting to record revenues, material costs have an impact upon recorded revenues (see Note A, Revenue Recognition of the Notes to Financial Statements).

On September 10, 2003, the Company received an additional order in the amount of approximately $1 million for the production of 2kW generator sets. Production of this order is anticipated to be completed in May 2004.

The Company's Pitometer Log Division provided the remaining 18%
 of electronic product revenues in 2003, 10% in 2002 and 12% of electronic product revenues in 2001. Production efforts in this division have increased compared to recent years as a result of increased orders from government agencies and from shipbuilders. These orders are more short term and more limited in scope and are generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a subcontractor. A large part of these orders are attributable to the Division's speed and distance measuring instrumentation for the U.S. Navy.

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was approximately $2 million on June 30, 2003, $4 million on June 30, 2002 and $6 million on June 30, 2001. Almost all of this backlog was attributable to the U.S. Army contract for diesel operated tactical generator sets. It is estimated that the present backlog will be shipped during the next 12 months and recognized as fiscal year 2004 revenues.

Leisure and Recreation

In the leisure and recreation segment, there were no snowmaking machine sales made during fiscal year 2003. The sale of snowmaking machines accounted for revenues of $380,500 in fiscal year 2002 and $42,000 in revenues in 2001. There were no export sales of snowmaking machines during the last three fiscal years.

During 2003, the Company completed a review of this segment and its position in this market. Following this review, enhancements were designed to simplify the operation of the snowmaker, and provide the option of remote control and monitoring. Furthermore, marketing efforts were revised.
Since the end of fiscal year 2003, the first phase of snowmaker enhancements has been completed, and will be in all new models.

The remaining revenues in this segment were derived from the sale of replacement parts no longer covered under warranty.

As of June 30, 2003 and 2002, the Company had no backlog of orders for snowmaking machines. As of June 30, 2001, the Company had $81,000 backlog of orders for snowmaking machines.

Since the end of fiscal year 2003, the Company has received orders for snowmaking machines in the amount of $243,200.

Gross Profit

Gross Profit was 27% in 2003, 31% in 2002 and 27% in 2001.

In the electronics segment, gross profit was 27% of revenues as a result of continued production efforts towards the contract for diesel operated tactical generator sets. In 2002, gross profit was 32% and in 2001, gross profit was 27%.

Selling, General and Administrative Expenses

In 2003, selling, general and administrative expenses of $1,185,869 were 19% of revenues. In 2002 these expenses of $1,264,189 were 14% of revenues, and in 2001 they were $1,017,002 or 9% of revenues. The reduction of expenses this year is the result of the Company's cost reduction program.



Operating Profit

Operating profit for the fiscal year ended June 30, 2003 was $500,263 or 8% of revenues. In fiscal year 2002, operating profit was $1,538,923 or 17% of revenues and in fiscal year 2001, $1,970,037 or 18% of revenues. A lower gross profit is being realized on the efforts made toward the generator set contract with the U.S. Army. This is partially attributed to the lower volume requirements.

The Company has initiated and presented an alternate delivery schedule for existing generator orders, which has been accepted by its customer. This revised delivery schedule is intended to allow the Company to focus production, during its first and second fiscal quarters of 2004, on snowmaking machines for sales and inventory purposes. As a result, the Company anticipates a reduced production level towards the generator sets during the first fiscal quarter, and a condensed production schedule beginning late in the second fiscal quarter and continuing through the fiscal year.

The revenues and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2003 are set forth in Note K - Operating Segments of the Notes to the Financial Statements.

Interest Expense

Interest expense for the past three years amounted to $57,079 in 2003, $97,242 in 2002, and $153,681 in 2001. This reduction in interest expense is attributed to principal reduction payments made towards the Company's mortgage note combined with a reduced interest rate, which was effective in December 2001.

Other Income - Net

Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

In fiscal year 2003, other income of $34,218 includes interest income of $32,088 and the net effect of miscellaneous fees and net discounts of $2,130 income.

Other income of $17,511 for fiscal year 2002 was comprised of interest income of $20,432 and the net expense of miscellaneous fees and discounts of $2,921.

Other income of $21,836 for fiscal year 2001 was comprised of interest income of $7,785 and the net effect of miscellaneous items and scrap sales of $14,051.

Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The provision for income taxes for the fiscal years 2003, 2002, and 2001 was at an effective rate of 40%.

Inflation

Historically, inflation and price changes have not had a material effect on operations.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund working capital needs and any debt servicing requirements and capital expenditures. The Company's borrowing capacity has remained above its use of outside financing. Management believes that the Company's future cash flow from operations, combined with its existing line of credit will be sufficient to support working capital requirements and capital expenditures at their current or expected levels.

Management also believes that it can continue to meet the Company's short-term liquidity needs through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

At June 30, 2003, the Company's working capital was $4,028,421 compared to $4,768,198 at June 30, 2002.

The ratio of current assets to current liabilities was 7.56 to 1 at June 30, 2003 and 6.35 to 1 the prior year.

During fiscal year 2003, operations used $269,342 net cash compared to operations providing net cash of $2,359,268 in 2002 and $1,074,114 net cash provided in 2001.

During 2003, net cash used in operations was comprised primarily of net income before depreciation and amortization and a decrease in (billing of) contract costs and related estimated profits in excess of billings. These amounts were more than offset primarily by an increase in (not yet collected) accounts receivable, a decrease in (payment of) accounts payable and a decrease (payments made) in pension costs accrued.

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

During 2003, investing activities used $694,666 in net cash, Which was used for expenditures for plant, property and equipment. Included in this amount was $577,352, which was used by the Company to continue to invest in efforts to improve technologies in its generator product line.
These efforts primarily involve engineering and design related to the generator and other related fields of business. The Company intends to continue investing in development efforts and anticipates that future spending toward the ongoing efforts will be approximately $200,000, though actual amounts may vary.

The Company is also anticipating making further capital expenditures for equipment in the amount of approximately
$200,000 during its fiscal year 2004. This includes a commitment as of June 30, 2003 to purchase a new machining center for use in manufacturing in the amount of approximately $150,000. The Company plans to fund anticipated expenditures for development efforts and equipment from its operating activities.

During 2002, investing activities used $327,447 in net cash. This amount consisted of capital expenditures for building improvements, tooling and equipment, which included the Company's investment in the expansion of existing technologies related to its businesses and to support new business development. In fiscal year 2001, net cash of $63,252 was used in investing activities for capital expenditures for building improvements, tooling and equipment.

Net cash used in financing activities during 2003 amounted to $549,376. Principal payments made towards the Company's long-term debt of $560,938 includes a voluntary principal reduction payment of $500,000. Proceeds from the sale of treasury stock sold through the Company's employee stock option plan amounted to $11,562.

Net cash used in financing activities in 2002 amounted to $618,985 of principal payments made toward the Company's long-term debt. In 2001, net cash used in financing activities amounted to $97,090.

On December 27,2001, the Company and Sovereign Bank agreed to revised terms of the mortgage note agreement. The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus
..5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005.

The Company also has a line of credit agreement with Sovereign Bank in the amount of $500,000 at the rate of .25% plus the Bank's prime rate, which may be renewed on October 31 of each year. The Bank had also agreed to extend the Company's line of credit of $500,000 through October 2003 at the rate of the Bank's prime rate plus .25%. As of June 30, 2003, there were no outstanding borrowings against this line of credit facility. Management believes that this line of credit agreement will again be renewed.

The Mortgage Note is secured by a first mortgage on all of the Company's land and it's building. Borrowings under the line of credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property.

The Company also has a note payable to a co-founder (shareholder) in the amount of $200,000, bearing the interest rate of 9% per annum. This note is unsecured and has been classified on the balance sheet as a long-term liability because it is subordinate to the mortgage note with the Bank.

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. The
Company is continuing to actively pursue possible methods of monetizing this property by its sale and/or development.
The Company has retained one of the largest commercial real estate brokerage houses serving the New York - New Jersey region to assist in these efforts.

Recent Pronouncements

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes its accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on July 1, 2002 and this statement had no material impact on its financial position or results of operations.

On June 29, 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved by the FASB. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on
July 1, 2002 and this statement had no material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".
SFAS No. 144 replaces SFAS No. 121 "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company implemented
SFAS No. 144 on July 1, 2002, and this statement did not have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB
Statement No. 13, and Technical Corrections". In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishments of debt as an extraordinary item. The Company adopted
SFAS No. 145 effective June 1, 2002. The adoption of this pronouncement did not have a material impact on the results of operations or its financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".
The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of this pronouncement did not have a material effect on the results of operations or financial position.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation,"(SFAS No. 123) and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

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

In April 2003, the FASB issued SFAS No. 149, "Amendments of
Statement 133 on Derivative Instruments and Hedging
Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.
The Company does not believe the adoption of this standard will have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both
Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).
The Statement is effective for financial instruments entered into or modified after May 31, 2003. It applies in the first interim period beginning after June 15, 2003, to entities with financial instruments acquired before May 31, 2003. The adoption of this statement did not have a material impact on the Company's results of operation or financial condition.

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

As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. Orders under this new contract were received as final deliveries were being made on the prior contract and production of these orders has begun. The amount of orders received under this contract is approximately $9 million through June 30, 2003. An additional order of approximately $1 million was received on September 10, 2003.

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

Company Strategy

During this past fiscal year, the Company has continued to invest in its efforts to improve its products and existing technologies. This effort is focused primarily on the existing generator set product line and involves market research, engineering and design. The scope of these efforts includes the development of an improved product, which is in accordance with current customer interests and future requirements. The areas of such development include sound reduction, reduced weight, fuel and environmental requirements. The Company has been working with government representatives to coordinate our efforts.

The Company has also increased its government sales and marketing capacity. This is part of its existing strategy to build stronger relations with its customers, while working to develop new business.

Other companies have announced intentions of developing similar products. Some of these companies have greater financial and/ or technical resources than we do. However, management believes that despite inherent risks and uncertainties, these efforts are important to the Company's business and future growth. As with all projects of this nature, no assurances can be made that such product development work will be successful or that the Company will achieve its desired results. See the discussion above under "Liquidity and Capital Resources".

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

Other Developments

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command,
CECOM Acquisition Center, Washington is in the amount of approximately $1.8 million. The contract is for the research and development of improvements to the current 2kW diesel operated generator set. Work on this contract will be performed at the Company's location in Oakland, New Jersey and is expected to continue into next fiscal year ending 2005.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Our significant accounting policies are described in the Notes to the Financial Statements contained herein. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.
The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, long-lived assets, and valuation of deferred tax assets and liabilities.

In the electronics segment, revenues and estimated earnings are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. See Note A to the Financial Statements.

The Company has a defined benefit pension plan covering substantially all of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87 - "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that its assumed discount rate will be 5.83% in 2003, compared with 7.0% in 2002. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year.
The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Today's volatile and declining market is having a greater impact on the Company. As noted above, since the value of the Company's pension assets at fiscal year-end 2003 was less than the accumulated pension benefit obligation, the Company recorded a $183,642 non-cash charge to stockholders' equity and an additional long-term pension liability of $306,071. The charge to equity did not affect net income and is recorded net of deferred taxes. See Note G of the Notes to Financial Statements for additional pension disclosures.



Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements


                                                        Page

Independent Auditors' Report                              21

Financial Statements:

Balance Sheets, June 30, 2003 and 2002                    22

Statements of Income, Years Ended June 30, 2003,
2002 and 2001                                             23

Statements of Stockholders' Equity, Years Ended June
30, 2003, 2002 and 2001                                   23

Statements of Cash Flows, Years Ended June 30, 2003,
2002 and 2001                                             24

Notes to the Financial Statements                         25


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.




Independent Auditors' Report

Board of Directors of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation as of June 30, 2003 and 2002, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30,
2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended
June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.





/s/Deloitte & Touche LLP
September 18, 2003
Parsippany, New Jersey



The Dewey Electronics Corporation
Balance Sheets                           June 30,

                                      2003            2002
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents         $1,989,703       $3,503,087
Accounts receivable (includes
 U.S. Government receivable of
 approximately $750,000 in 2003
 and $100,000 in 2002) less
 allowance for doubtful accounts
 of $10,138 in 2003 and $20,000
 in 2002                            756,265           267,331
Inventories                         552,180           506,817
Contract costs and related
 estimated profits in
 excess of billings               1,079,702         1,272,569
Deferred tax asset                  105,682            30,563
Prepaid expenses and other
 current assets                     158,905            78,421

TOTAL CURRENT ASSETS              4,642,437         5,658,788

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements               601,577           591,149
Building and improvements         1,873,333         1,873,333
Machinery and equipment           3,364,329         2,692,119
Furniture and fixtures              194,717           182,689
                                  6,033,956         5,339,290
Less accumulated depreciation     4,378,125         4,302,531
                                  1,655,831         1,036,759

OTHER NON-CURRENT ASSETS             54,019           122,148

TOTAL ASSETS                     $6,352,287        $6,817,695

LIABILITIES AND STOCKHOLDERS'
 EQUITY:
 CURRENT LIABILITIES:
Trade accounts payable           $  336,445        $  467,427
Accrued expenses and other
 Liabilities                        195,354           149,016
Accrued corporate income taxes       15,223           100,166
Accrued pension costs                 6,056           113,043
Current portion of long-term
 Debt                                60,938            60,938

TOTAL CURRENT LIABILITIES           614,016           890,590

LONG-TERM DEBT                      327,734           888,672

LONG-TERM PENSION LIABILITY         278,913            61,172
DEFERRED TAX LIABILITY              564,214           524,212
DUE TO RELATED PARTY                200,000           200,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00;
 authorized 250,000 shares,
 issued and outstanding, none           --                 --
Common stock, par value $.01;
 authorized 3,000,000 shares;
 issued and outstanding 1,693,397
 in 2003 and 2002                   16,934             16,934
Paid-in capital                  2,817,474          2,835,307
Accumulated earnings             2,207,346          1,920,905
Accumulated other comprehensive
 Loss                             (183,642)                --
                                 4,858,112          4,773,146
Less:  Treasury stock, 333,866
 shares in 2003 and 353,866 shares
in 2002, at cost                  (490,702)          (520,097)
TOTAL STOCKHOLDERS' EQUITY       4,367,410          4,253,049
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $6,352,287         $6,817,695


See notes to the financial statements


The Dewey Electronics Corporation
Statements of Income

                                     Years ended June 30,

                               2003       2002        2001
Revenues                   $6,361,832  $8,916,049  $10,886,100

Cost of revenues            4,675,700   6,112,937    7,899,061

Gross profit                1,686,132   2,803,112    2,987,039

Selling, general and
 administrative expenses    1,185,869   1,264,189    1,017,002

Operating profit              500,263   1,538,923    1,970,037

Interest expense              (57,079)    (97,242)    (153,681)

Other income - net             34,218      17,511       21,836

Income before income
 tax provision                477,402   1,459,192    1,838,192

Provision for income tax     (190,961)   (583,677)    (735,277)

NET INCOME                   $286,441    $875,515   $1,102,915

NET INCOME PER COMMON
 SHARE - BASIC                  $.21       $.65        $.82
NET INCOME PER COMMON
 SHARE - DILUTED                $.20       $.63        $.80

See notes to the financial statements


Statements of Stockholders' Equity

          Common                                               Treasury stock
           Stock                 Accumulated Other   Accumu-      at cost
                         Paid-in Earnings/   Compre- lated     Shares  Amount
          Shares  Amount capital (Deficit)   hensive Other
                                             (income)Comprehen-
                                                     sive
                                                     (loss)

Balance,
June 30,
2000   1,693,397 $16,934 $2,835,307 $(57,525)$  --   $  --    353,866 $(520,097)
 Net
 Income      --      --         -- 1,102,915    --      --        --        --


Balance,
June 30,
2001  1,693,397  16,934  2,835,307 1,045,390   --      --     353,866  (520,097)
 Net
 income      --      --         --   875,515   --      --          --         --

Balance,
June 30,
2002  1,693,397  16,934  2,835,307 1,920,905   --      --     353,866  (520,097)
 Net
 income     --       --         --   286,441  286,441  --          --        --


Other
Comprehensive
expense,
net of
tax:
Minimum
Pension
liability
adjustment --       --         --           (183,642) (183,642)     --        --
Exercise
of stock
options    --        --     (17,833)   --       --       --    (20,000)  29,395


Balance,
June 30,
2003 1,693,397  16,934  $2,817,474 2,207,346 102,799 183,642)  333,866 (490,702)

See notes to the financial statements



The Dewey Electronics Corporation

Statements of Cash Flows
                                       Years ended June 30,

                                 2003         2002         2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                     $286,441    $  875,515   $1,102,915
Adjustments to reconcile net
 income to net cash (used
 in)/provided by
 operating activities:

Depreciation                     75,594       83,725       112,170
Amortization                     10,811        4,182         4,182
Deferred income tax
 (benefit)/provision            (35,117)     (20,505)      223,888
(Increase)/Decrease in
 accounts receivable           (479,072)     959,273       123,361
(Decrease) in doubtful
 accounts                        (9,862)          --            --
(Increase)/Decrease in
 inventories                    (45,363)      (5,137)       32,501
Decrease/(Increase) in
 contract costs and
 related estimated
 profits in excess
 of applicable billings         192,867      517,882      (702,588)
(Increase) in prepaid expenses
 and other current assets       (80,484)     (23,893)      (20,679)
(Decrease)/Increase in accounts
 payable                       (130,982)     149,369       (16,643)
Increase/(Decrease) in accrued
 expenses and other liabilities  46,338      (39,077)       29,890
(Decrease)/Increase in pension
 costs accrued                  (15,570)     (46,000)        3,271
(Decrease)/Increase in corporate
 income taxes                   (84,943)     (96,066)      181,846
Total adjustments              (555,783)   1,483,753       (28,801)

Net cash (used in)/provided by
 operating activities          (269,342)   2,359,268     1,074,114

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Expenditures for plant,
 property and equipment        (694,666)    (327,447)      (63,252)

Net cash (used in) investing
 Activities                    (694,666)    (327,447)      (63,252)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Principal payments of
 long-term debt                (560,938)    (618,985)      (97,090)
Treasury stock sold              11,562           --            --

Net cash (used in)
 financing activities          (549,376)    (618,985)      (97,090)

NET (DECREASE)/INCREASE
 IN CASH AND CASH
 EQUIVALENTS                 (1,513,384)   1,412,836       913,772

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         3,503,087    2,090,251     1,176,479

CASH AND CASH EQUIVALENTS
 AT END OF YEAR              $1,989,703   $3,503,087    $2,090,251


SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Interest paid                  $59,889      $103,271      $157,786
Interest received              $32,088       $10,443        $7,785
Corporate income taxes paid   $220,325      $685,000      $329,543

See notes to the financial statements.



The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2003, 2002 and 2001

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

In the Leisure and Recreation segment, revenues and earnings are recorded when deliveries are made and title and risk of loss have been transferred to the customer and collection is probable.

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

8.  Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of June 30, 2003, the carrying values of such assets are not impaired.

9.  Recent Pronouncements

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes its accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on July 1, 2002 and this statement had no material impact on its financial position or results of operations.

On June 29, 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved by the FASB. SFAS
No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on July 1, 2002 and this statement had no material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company implemented SFAS No. 144 on July 1, 2002, and this statement did not have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishments of debt as an extraordinary item. The Company adopted SFAS No. 145 effective June 1, 2002. The adoption of this pronouncement did not have a material impact on the results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS
No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of this pronouncement did not have a material effect on the results of operations or financial position.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation,"(SFAS No. 123) and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

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

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities. " SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This
Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of this standard will have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003. It applies in the first interim period beginning after June 15, 2003, to entities with financial instruments acquired before May 31, 2003. The adoption of this statement did not have a material impact on the Company's results of operation or financial condition.

B.  Inventories

Inventories consist of:
                                 June 30,

                             2003        2002

Finished goods             $93,288      $68,258
Work in progress           100,308      137,268
Raw materials              358,584      301,291
                          $552,180     $506,817

C.  Costs and Estimated Earnings on Uncompleted Contracts

                                June 30,

                            2003         2002

Costs incurred on
 contracts in progress   $10,332,794    $29,699,515
Estimated contract
 Profit                    2,346,080     10,583,373
                          12,678,874     40,282,888
Less:  billings to date   11,599,172     39,010,319
                          $1,079,702    $ 1,272,569


Included in the accompanying balance sheets under the following caption:

                               June 30,

                            2003          2002
Contract costs and
 related estimated
 profits in excess
 of applicable
 billings                   $1,079,702    $1,272,569

D.  Stock Option Plan

On December 2, 1998, the Employee Stock Option Committee
Adopted a Stock Option Plan of 1998 which granted incentive stock options to various executives and key employees to purchase shares of common stock. Options were granted at fair market value of the stock on the date of grant and are exercisable over a ten-year period beginning
December 2, 1999 to September 26, 200312, 2010.  At the
Annual Meeting of Stockholders on December5, 2001, this stock option plan was amended and restated among other things to increase the number of shares which may be issued under the plan by 25,000 shares, from 60,000 to 5,000.

The changes in the number of shares under option are as follows:




                        Number of Shares   Exercise Price

Balance, June 30, 2000       27,500         $.5781
Granted during 2001          13,000        $1.625
Exercised                        --            --
Balance, June 30, 2001       40,500         $.9141 Weighted
                                                    average
Granted during 2002              --             --
Exercised                        --             --
Balance, June 30, 2002       40,500         $.9141 Weighted
                                                    average
Granted during 2003          22,000        $3.93
Exercised                   (20,000)       $(.5781)
Balance June 30, 2003        42,500        $2.034 Weighted
                                                   average

Exercisable at June 30,
2003                         20,500        $1.241 Weighted
                                                   average

Also, at the Annual Meeting of Stockholders on December 5,
 2001, the Company adopted a Stock Option Plan for Non-
Employee Directors. The number of shares issuable upon exercise of options, which may be granted under this Plan, shall not exceed 50,000 shares of common stock. No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2003.


Outstanding

             Exercise            Weighted     Weighted
             Price               Average      Average
             Range     Options   Exercise     Remaining
                                 Price        Life-Years
           $.578125      7,500   $.578125     6.5
           $1.625       13,000   $1.625       7.2
           $3.93        22,000   $3.93        9.5
                        42,500

Exercisable
                                      Weighted
           Exercise                   Average
           Price                      Exercise
           Range       Options        Price
           $.578125      7,500        $.578125
           $1.625       13,000        $1,625
                        20,500


For purposes of the disclosure required under SFAs No. 148, the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.93 per option in 2003, and $1.625 per option in 2001.

E.  Long-Term Debt

Long-term debt at June 30, consists of:

                                     2003       2002
Mortgage Note payable to
Sovereign Bank due in
monthly installments of
$5,078 plus interest with
a final maturity in January 2005.   $388,672    $949,610
            Less current portion:     60,938      60,938
                                    $327,734    $888,672

On December 27, 2001, the Company and its primary Bank agreed to revised terms of its Mortgage Note agreement.
The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus
..5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005.

The Bank had also agreed to provide a $500,000 line-of-credit facility to be evidenced by promissory notes. This line of credit, which may be renewed on an annual basis, was renewed in November 2002 at a rate of .25% plus the prime rate. The prime rate at June 30, 2003 was 4.00%. There were no outstanding borrowings against the line-of-credit facility at June 30, 2003. Any outstanding borrowings under the line of credit will become due and payable on October 31 of each year.

The Mortgage Note is secured by a first mortgage on the Company's land and its building. Borrowings under the line-of-credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property. This borrowing arrangement with the bank contains no financial ratio or other debt covenants.
The Company made voluntary principal reduction payments of $500,000 in June 2000, August 2001 and November 2002.

Aggregate annual principal payments applicable to long-term debt for the years subsequent to June 30, 2003, based on the mortgage loan agreement in place at June 30, 2003 are:


2004     $  60,938
2005       327,734
          $388,672

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

Based on pre-tax income of $477,402, $1,459,192, and $1,838,192 for the years ended June 30, 2003, 2002 and 2001, respectively, the relevant income and balance sheet accounts are detailed below:

Provision for income taxes
                              Years ended June 30,

                           2003        2002         2001
Deferred
   Federal               ($34,609)   ($16,795)   $215,048
   State                    ($508)    ($3,710)     $8,840

Current
   Federal               $182,603    $468,238    $337,112
   State                  $43,475    $135,944    $174,277
                         $190,961    $583,677    $735,277

Deferred tax assets and liabilities as of June 30, 2003 and June 30, 2002 consisted of the following:


Deferred tax assets: (Current)      2003       2002
  Vacation accrual                  $32,082    $ 30,563

Pension payments made
 over expense                        73,600          --

Total                              $105,682  $   30,563


Deferred tax liabilities:
 (Non-Current)

Depreciation                       $564,214  $  524,212




Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:


                               Years ended June 30,

                           2003      2002       2001
Federal statutory rate     34.0%     34.0%      34.0%
State income taxes net
 of federal benefit         6.0%      6.0%       6.0%

Effective Rate             40.0%     40.0%      40.0%

G.	Pension Plan

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


Net pension expense consists of the following:

                             Years ended June 30,
                          2003     2002     2001
Service cost            $25,488   $22,753  $17,700
Interest cost on
 projected benefit
 obligations             55,516    56,801   52,666
Expected return on
 Assets                 (35,869)  (37,745) (37,503)
Net amortization
 and deferrals           14,403    26,763   21,788
Net pension expense     $59,538   $68,572  $54,651

SFAS 87, "Employers' Accounting for Pensions," requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. Since this condition existed as of June 30, 2003, the Company recorded a non-cash charge of $183,642 to stockholders' equity and a long-term pension liability of $306,071. The accrued pension obligation includes the additional long-term pension liability and is net of prepaid pension costs.
The charge to equity did not affect net income and is recorded net of deferred taxes of $122,429.


                                      June 30,
                                 2003          2002
Actuarial present value of
 benefit obligations:
 Accumulated benefit
 Obligation                     $976,632     $756,561
Projected benefit obligation   1,050,379      835,513
Plan assets at fair value,
 consisting of investments
 held in a fixed income
 investment account             691,663       498,686
Projected benefit obligation
 in excess of plan assets       358,716       336,827
  Unrecognized net (loss)      (352,660)     (172,984)
Prior service cost not yet
 recognized in net periodic
 pension cost                       --         (7,325)
Adjustment required to
 recognize minimum
 liability                      278,913       101,357
Accrued pension cost           $284,969      $257,875
Weighted average assumptions
 as of December 31:
Expected long-term rate of
 return on plan assets:           7.5%        7.5%
Discount rate:                    5.83%       7.00%
Salary increase:                  3.0%        3.5%

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

                       Twelve Months Ended June 30, 2003

                   Income       Shares    Per Share Amount
Basic net income
 per common share  $286,441    1,359,531      $.21
Effect of dilutive
Securities               --       43,275     $(.01)
Diluted net income
per common share   $286,441    1,402,806      $.20

                      Twelve Months Ended June 30, 2002

                   Income       Shares    Per Share Amount
Basic net income
 per common share  $875,515    1,339,531      $.65
Effect of dilutive
Securities               --       40,500        --
Diluted net income
per common share   $875,515    1,380,031      $.63

                      Twelve Months Ended June 30, 2001

                   Income        Shares   Per Share Amount
Basic net income
 per common share $1,102,915   1,339,531      $.82
Effect of dilutive
Securities                --      37,900        --
Diluted net income
per common share  $1,102,915   1,377,431      $.80

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

J.  Other Income

Other income/(expense) consists of the following for the year ended June 30:


                         2003      2002       2001

Sales of scrap and
 miscellaneous income/
(expense)-net            $2,130     $(2,921)  $14,051
Interest                 32,088      20,432     7,785
                        $34,218     $17,511   $21,836

K.  Operating Segments

The Company operates in two industries: electronics, and leisure and recreation. Operations in the electronics industry is primarily related to supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the leisure and recreation industry involve the production and sale of snowmaking machinery and servicing of such machinery at the purchaser's expense beyond the warranty period. Total revenue by industry represents sales to unaffiliated customers, as reported in the Company's Statements of Income. There are no inter-segment sales.

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income.
Depreciation and amortization for the electronics industry and the leisure and recreation industry, respectively, was approximately $79,000 and $7,000 in 2003, $80,000 and $8,000 in 2002 and $105,000 and $11,000 in 2001.  Capital
expenditures were approximately $695,000 in 2003, $327,000 in 2002 and $63,000 in 2001.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.

The following tables present information about reported segment revenues, operating profit or loss, and assets, and reconcile such segment information to the Company's consolidated totals:

                                   Year ended June 30, 2003
                                       (in thousands)
                                        Leisure
                        Electronics       and        Total
                                        Recreation  Company

Total revenue              $6,270        $92        $6,362

Operating profit/(loss)      $607      $(107)          500

Interest expense and
 other income-net                                      (23)

Profit before income
 Taxes                                                $477

Identifiable assets at
 June 30, 2003             $3,427       $671        $4,098

Corporate assets                                     2,223

Total assets at
 June 30, 2003                                      $6,321


                              Year ended June 30, 2002
                                 (in thousands)
                                     Leisure
                        Electronics     and       Total
                                     Recreation   Company

Total revenue            $8,446        $  470     $8,916

Operating profit/(loss)  $1,555        $  (16)    $1,539

Interest expense
 and other income-net                                (80)

Profit before
 income taxes                                    $ 1,459


Identifiable assets
 at June 30, 2002        $2,465         $740      $3,205

Corporate assets                                   3,613

Total assets at
 June 30, 2002                                    $6,818




                               Year ended June 30, 2001
                                   (in thousands)
                                      Leisure
                     Electronics        and     Total
                                    Recreation  Company

Total revenue          $10,761        $  125   $10,886

Operating profit
/(loss)                 $2,040        $  (70)    1,970

Interest expense and
 other income-net                                 (132)
Profit before
 income taxes                                  $ 1,838

Identifiable assets
 at June 30, 2001       $3,875          $563    $4,438

Corporate assets                                 2,180

Total assets at
 June 30, 2001                                  $6,618

L.  Unaudited Quarterly Financial Data


2003      Revenue     Gross profit   Net income Earnings per share
                                                  Basic   Diluted
Sept. 30  $1,991,665  $438,086       $109,885     $.08    $.08
Dec. 31    1,679,185   484,836         88,064      .07     .06
Mar. 31    1,030,157   466,420         86,918      .06     .06
Jun. 30    1,660,825   296,790          1,574      .00     .00

 Year     $6,361,832 $1,686,132      $286,441     $.21    $.20


2002      Revenue     Gross profit   Net income Earnings per share
                                                  Basic  Diluted
Sept. 30  $2,666,053  $685,152       $255,580     $.19   $.19
Dec. 31    2,148,712   846,169        239,201      .18    .17
Mar. 31    1,922,849   709,392        236,419      .18    .17
Jun. 30    2,178,435   562,399        144,315      .10    .10

 Year     $8,916,049 $2,803,112      $875,515     $.65   $.63



2001      Revenue    Gross profit  Net income Earnings per share
                                                 Basic  Diluted
Sept. 30  $2,267,404  $636,965       $234,520    $.18   $.18
Dec. 31    2,365,480   722,418        233,840     .17    .17
Mar. 31    3,440,125   713,832        242,182     .18    .18
Jun. 30    2,813,091   913,824        392,373     .29    .27

 Year    $10,886,100 $2,987,039    $1,102,915    $.82   $.80


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

Item 9A.  CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Based upon that evaluation, the Chief
Executive Officer and Treasurer concluded that, as of June 30, 2003, the design and operation of these disclosure controls and procedures were effective. During the fourth fiscal quarter covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual
Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K




Plan category       (a)              (b)          (c)


              Number of           Weighted      Number of
              securities          average       securities
              to be issued        exercise      remaining
              upon exercise       price of      available for
              of outstanding      outstanding   future issuance
              options, warrants   options,      under equity
              and rights          warrants      compensation
                                  and rights    plans (excluding)
                                                securities
                                                reflected in
                                                column (a))

Equity
compensation
plans
approved
by
security
holders       42,500               $2.034         72,500

Equity
compensation
plans not
approved
by security
holders          0                   0                 0

Total         42,500               $2.034         72,500

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders.


PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)  (1)The following financial statements are included in Part
 II Item 8:

                                                         Page

Independent Auditors' Report                             21

Balance Sheets, June 30, 2003 and 2002                   22

Statements of Income, Years Ended June 30,
2003, 2002 and 2001                                      23

Statements of Stockholders' Equity, Years Ended
June 30, 2003, 2002 and 2001                             23

Statements of Cash Flows, Years Ended June 30,
2003, 2002 and 2001                                      24

Notes to Financial Statements                            25


       (2)  Exhibits                                     41

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately follows the signature page, and is incorporated herein by this reference.

(b)  Reports on Form 8-K

On May 15, 2003, the Registrant filed a Periodic Report on
Form 8-K, which contained a press release issued by the Registrant on May 15, 2003, announcing its results for the period ended March 31, 2003.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics
Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION



/s/ John H.D. Dewey                    /s/ Thom A.Velto
BY: John H.D. Dewey                    BY:  Thom A. Velto,
   President and Chief Executive Officer     Treasurer

DATE:  September 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Alexander A. Cameron      Date:  September 24, 2003
Alexander A. Cameron,         Director



/s/ Frances Dewey             Date:  September 24, 2003
Frances D. Dewey,             Director



/s/ John H.D. Dewey           Date:  September 24, 2003
John H.D. Dewey               Director



/s/ James M. Link             Date:  September 24, 2003
James M. Link                 Director



/s/ Nathaniel Roberts         Date:  September 24, 2003
Nathaniel Roberts             Director



THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are filed as part of this report.
For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number                                               Page No.

3(a)-Certificate on Incorporation as amended.  This item was filed as part of the Registrant's Form 10-K for the year ended
June 30, 1988 and is herein incorporated by reference.     --

3(b)-By Laws as amended.  This item was filed as part of the
Registrant's Form10-K for the year ended June 30, 1988
and is herein incorporated by reference.                   --

4(a)-Agreement dated as of September 18, 1997 with Sovereign Bank providing for the borrowing of $2,300,000 against issuance of a mortgage note payable to the Bank. This item was filed as part of the Registrant's Form 10-K for the year ended
June 30, 1997 and is herein incorporated by reference.     --

4(a)-Mortgage note modification agreement dated December 27, 2001 with Sovereign Bank providing for reducing outstanding balance to $975,000, reducing interest rate, and extending term to January 1, 2005 This item was filed as part of the Registrants Form 10-K for the year ended June 30, 2002
and is herein incorporated by reference.                  --

4(b)-Line of credit agreement dated as of September 18, 1997 with Sovereign Bank providing for the borrowing of up to $500,000. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1997 and is herein
incorporated by reference.                               --

4(c)-2001 Stock Option Plan. This item was filed with the Registrant's Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

4(c)-Amendment and Restatement of the 1998 Stock Option Plan. This item was filed with the Registrant's Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

31.1  Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1  Certification of Chief Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2  Certification of Treasurer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John H.D. Dewey, certify that:

1.I have reviewed this annual report on Form 10-K of The
 Dewey Electronics Corporation;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 26, 2003
By:   /s/  John H.D. Dewey
President and Chief Executive Officer
Exhibit 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thom A. Velto, certify that:

1.I have reviewed this annual report on Form 10-K of The
Dewey Electronics Corporation;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and
b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 26, 2003
By:	/s/ Thom A. Velto
Treasurer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Dewey Electronics Corporation (the "Corporation") on Form 10-K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. D. Dewey, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley
Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ John H.D. Dewey
John H. D. Dewey, Chief Executive Officer
September 26, 2003

A signed original of this written statement required by
Section 906 has been provided to The Dewey Electronics
Corporation and will be retained by The Dewey Electronics
Corporation and furnished to the Securities and exchange commission or its staff upon request.





EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Dewey Electronics Corporation (the "Corporation") on Form 10-K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A. Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss
906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Thom A. Velto
Thom A. Velto, Treasurer
September 26, 2003

A signed original of this written statement required by
Section 906 has been provided to The Dewey Electronics
Corporation and will be retained by The Dewey Electronics
Corporation and furnished to the Securities and exchange commission or its staff upon request.










24