Form 10-Q
period 2003-09-30
DEWEY ELECTRONICS CORP
filed 2003-11-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 2003
Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,359,531 at November 3, 2003.







THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                               Page No.

Part I  Financial Information

Item 1  Consolidated Financial Statements                          3

Consolidated Balance Sheets -
September 30, 2003 and June 30, 2003                               4

Consolidated Statements of Operations -
Three Months Ended September 30, 2003
and September 30, 2002                                             5

Consolidated Statements of Cash Flows for the
Three Months Ended September 30, 2003
and September 30, 2002                                             6

Notes to Consolidated Financial Statements                         7

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                13

Item 4  Controls and Procedures                                   20

Part II  Other Information

Item 2.  Changes in Securities and Use of Proceeds                21

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                  21

Item 6.  Exhibits and Reports on Form 8-K                         22









PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2003.











THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30,    JUNE 30,
                                              2003           2003
                                          (UNAUDITED)

ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS               $1,878,233        $1,989,703
  ACCOUNTS RECEIVABLE, NET                   200,532           756,265
  INVENTORIES                              1,095,807           552,180
  CONTRACT COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS OF BILLINGS            975,178         1,079,702
  DEFERRED TAX ASSET                         105,682           105,682
  PREPAID EXPENSES AND OTHER CURRENT ASSETS  161,083           158,905

      TOTAL CURRENT ASSETS                 4,416,515         4,642,437

PLANT, PROPERTY AND EQUIPMENT - NET        1,718,316         1,655,831

OTHER NON-CURRENT ASSETS                      51,544            54,019

TOTAL ASSETS                              $6,186,375        $6,352,287

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                    $198,933          $336,445
  ACCRUED EXPENSES AND OTHER LIABILITIES     154,962           195,354
  ACCRUED CORPORATE INCOME TAXES              19,919            15,223
  ACCRUED PENSION COSTS                        6,056             6,056
  CURRENT PORTION OF LONG-TERM DEBT           60,938            60,938

    TOTAL CURRENT LIABILITIES                440,808           614,016

LONG-TERM DEBT                               312,500           327,734
LONG-TERM PENSION LIABILITY                  293,913           278,913
DEFERRED TAX LIABILITY                       564,214           564,214
DUE TO RELATED PARTY                         200,000           200,000

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, par value $1.00; authorized
  250,000 shares, issued and outstanding, none   --                 --
  COMMON STOCK, par value $.01; authorized
   3,000,000 shares; issued and outstanding
   1,693,397 shares                           16,934            16,934
  PAID-IN CAPITAL                          2,817,474         2,817,474
  ACCUMULATED EARNINGS                     2,214,876         2,207,346
  ACCUMULATED OTHER COMPREHENSIVE LOSS      (183,642)         (183,642)
                                           4,865,642         4,858,112
LESS: TREASURY STOCK 333,866 SHARES AT
 COST                                       (490,702)         (490,702)

  TOTAL STOCKHOLDERS' EQUITY               4,374,940         4,367,410
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $6,186,375        $6,352,287

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                     THREE MONTHS ENDED
                                        SEPTEMBER 30
                                    2003          2002

REVENUES                         $1,186,774    $1,991,665

   COST OF REVENUES                 912,566     1,553,579

GROSS PROFIT                        274,208       438,086

  SELLING & ADMIN EXPENSES          252,393       248,485

OPERATING INCOME                     21,815       189,601

   INTEREST EXPENSE                  12,401        19,065

   OTHER INCOME - NET                (3,136)      (12,606)

INCOME BEFORE INCOME TAXES           12,550       183,142

INCOME TAX EXPENSE                   (5,020)      (73,257)

NET INCOME                           $7,530      $109,885
                                     ======       =======



NET INCOME PER SHARE:
   BASIC                             $0.01        $0.08
   DILUTED                           $0.01        $0.08

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
   BASIC                          1,359,531    1,339,531
   DILUTED                        1,422,031    1,380,031



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                         2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                            $  7,530     $109,885

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH USED IN OPERATING
  ACTIVITIES:

   DEPRECIATION                         18,570       25,575
   AMORTIZATION                          2,475        1,050
  DEFERRED INCOME TAXES                      0     (100,000)
  DECREASE/(INCREASE) IN ACCOUNTS
   RECEIVABLE                          555,733     (109,169)
  INCREASE IN INVENTORIES             (543,627)     (25,268)
  DECREASE/(INCREASE) IN CONTRACT
   COSTS AND RELATED ESTIMATED
   PROFITS IN EXCESS OF APPLICABLE
   BILLINGS                            104,524     (658,354)
   INCREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS            (2,178)     (16,322)
   (DECREASE)/INCREASE IN ACCOUNTS
     PAYABLE                          (137,512)     314,993
   DECREASE IN ACCRUED LIABILITIES     (40,392)     (19,016)
   INCREASE/(DECREASE) IN ACCRUED
    CORPORATE INCOME TAXES               4,696      (27,068)
   INCREASE IN ACCRUED PENSION COSTS    15,000       13,500

   TOTAL ADJUSTMENTS                   (22,711)    (600,079)

NET CASH USED IN OPERATING
  ACTIVITIES                           (15,181)    (490,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                           (81,055)    (237,393)

NET CASH USED IN INVESTING ACTIVITIES  (81,055)    (237,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
  PRINCIPAL PAYMENTS OF LONG-TERM DEBT (15,234)     (15,234)

NET CASH USED IN FINANCING ACTIVITIES  (15,234)     (15,234)

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                         (111,470)    (742,821)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                1,989,703    3,503,087

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                         $1,878,233   $2,760,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

      INTEREST PAID                    $12,478      $19,145
      INTEREST RECEIVED                 $1,969       $2,331
      CORPORATE INCOME TAXES PAID         $325     $200,325

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

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

NOTE 4:INVENTORIES

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

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


                        September 30, 2003       June 30, 2003
Finished Goods           $   217,288               $  93,288
Work In Progress             471,554                 100,308
Raw Materials                406,965                 358,584
    Total                 $1,095,807                $552,180
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

NOTE 8:  LONG-LIVED ASSETS

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of September 30, 2003, the carrying values of such assets are not impaired.



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                            Three Months Ended September 30,
                           2003                     2002

                Net                 Per      Net                 Per
                Income      Shares  Share    Income   Shares   Share
                                    Amount                     Amount
Basic
 Net
 income
 per
 common
 share         $7,530    1,359,531  $.01   $109,885  1,339,531  $.08

Effect
 Of
 dilutive
 securities        --       62,500    --        --      40,500    --

Diluted
 Net
 income
 per
 common
 share          $7,530   1,422,031   $.01   $109,885 1,380,031   $.08







THE DEWEY ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Note 10:  STOCK OPTION PLAN

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its Stock Option Plans. The compensation cost for the stock-based employee compensation plan is recognized using the intrinsic value method. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value method to recognize stock-based employee compensation.




                                3 Months Ended
                                   September 30

                                  2003        2002

Net income, as reported           7,530     109,885

Deduct:  Total stock-
based employee compensation
expense determined
under fair value based
method for all awards,
net of related tax
Effects                           3,589      --

Pro forma net income             $3,941     109,885

Earnings per share:
  Basic - as reported              $.01       $.08
  Basic - pro forma                $.00       $.08

Diluted - as reported              $.01       $.08







THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

NOTE 11:  RECENT PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, " Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 was effective for variable interest entities created or acquired after January 1, 2003. As of October 9, 2003, the FASB deferred compliance under FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. Management has determined that FIN 46 is not applicable as the Company is not currently associated with any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Statement is effective for financial instruments entered into or modified after May
31, 2003. It applies in the first interim period beginning after June 15, 2003, to entities with financial instruments acquired before May 1, 2003. The adoption of this statement did not have a material impact on the Company's results of operation or financial condition.



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


NOTE 12:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the first fiscal quarter ended September 30, 2003 and 2002 is as follows:


                                      Three months ended
                                        September 30,

                                     2003          2002

Electronics Segment
  Revenues                       $1,176,826    $1,972,295
  Operating Income                  $50,634      $204,646

HEDCO
  Revenues                           $9,948       $19,370
  Operating (Loss)                 ($28,819)     ($15,045)

Total
  Revenues                       $1,186,774    $1,991,665

  Operating Income                  $21,815      $189,601

Interest Expense                    (12,401)      (19,065)
Other Income                          3,136        12,606
Income Tax Expense                   (5,020)      (73,257)

  Net Income                         $7,530      $109,885




THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited consolidated financial statements, including the notes thereto, appearing in the Company's Form 10-K for the fiscal year ended June 30, 2003. Certain statements in this report may be deemed "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Government Defense Business" and "Company Strategy". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

In September 2001, the Company was awarded a new contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders placed through October 31, 2003 amount to approximately $10 million. As with the prior contract, this contract allows for the Army to place annual
production orders and to place additional interim orders.    However, no
assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

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

Consolidated Summary

For the three-month period ended September 30, 2003, consolidated revenues were $1,186,774 and operating income was $21,815. Last year, during the same period, consolidated revenues were $1,991,665 and operating income was $189,601.

This year's revenues were lower in both the electronics segment and the leisure and recreation segment compared to the same three-month period last year. Results of operations by business segment are discussed below in more detail. Also, information about the Company's operations in its two segments for the three-month period this year compared to last year can be found in Note 11 of the Notes to Consolidated Financial Statements.

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

For the three-month period ended September 30, 2003, revenues in the electronics segment were $795,469 lower than the same three-month period last year. During the three-month period this year, the production of 2kW generator sets provided 76% of electronics segment revenue. During the same period last year, production of 2kW generator sets provided 91% of electronics segment revenues. This decline in contributions to revenues compared to last fiscal year is the result of reduced orders and the affected production levels. It also reflects the initial impact of the Company initiating an alternate delivery schedule for existing generator orders, which was accepted by its customer. This revised delivery schedule allowed the Company to focus production during its first fiscal quarter of 2004, and is intended to allow the Company to focus production during the second fiscal quarter of 2004, on snowmaking machines for sales and inventory purposes. As a result, the Company experienced a reduced production level towards the generators sets during the first 2004 fiscal quarter, and anticipates production of the original quantity which will begin late in the second fiscal quarter and continue through the fiscal year.

The Company has been producing under its contract for 2kW generator sets with deliveries being made according to the government provided delivery schedule. Deliveries under these existing production orders are scheduled to continue through May 2004. This is discussed further in the section "Government Defense Business" below. The segment's remaining revenues are derived principally from the Company's Pitometer Log Division. Production efforts in this division have increased compared to recent years as a result of increased orders from government agencies and from shipbuilders. Pitometer Log revenues are derived from various orders, more limited in scope and duration, which are generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a sub-contractor.

As of September 30, 2003, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.5 million. It is estimated that approximately $3.5 million of this backlog will be recognized as revenues during this fiscal year ending June 30, 2004.

As of September 30, 2002, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $3 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were lower by $9,422 for the three-month period ended September 30, 2003, when compared to the same period of last year.

Revenues for three-month periods this year and last year reflect the sales of replacement parts no longer covered under warranty. This year, these sales had a slower start than last year as ski areas began to prepare for their season. No snowmaking machine sales were made in the first period of either year. The sale of snowmaking machines has historically been made during the second fiscal quarter. During the month of October 2003, sales of snowmaking machines amounted to $243,200. No snowmaking machine sales were made during the last fiscal year ended June 30, 2003.

Liquidity and Capital Resources

The Company's working capital at September 30, 2003 was $3,975,707 compared to $4,028,421 at June 30, 2003.

The ratio of current assets to current liabilities was 10.02 to 1 at September 30, 2003 and 7.56 to 1 at June 30, 2003.

For the three-month period ended September 30, 2003, operating activities used net cash of $15,181. Expenditures for plant, property and equipment used net cash of $81,055 and financing activities used net cash of $15,234. Of the expenditures for plant, property and equipment, $43,187 was used by the Company to continue to invest in efforts to improve technologies in its generator product line. These efforts primarily involve engineering and design related to the generator and other related fields of business. The remaining $37,868 was used for plant equipment.

For the three-month period ended September 30, 2002, operating activities used net cash of $490,194. Expenditures for plant, property and equipment used net cash of $237,393 and financing activities used net cash of $15,234. Of the expenditures for plant, property and equipment, $233,092 was used by the Company to invest in efforts to improve technologies in its generator product line.

The Company has a line of credit of $500,000 with its Bank at the rate of he Bank's prime rate plus .25%, which is renewable annually at October 31 and has been renewed. There were no borrowings against this line of credit facility as of September 30, 2003.

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

As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. Orders under this new contract were received as final deliveries were being made on the prior contract and production of these orders has begun. The amount of orders received to date under this contract is approximately $10 million.

The Army has been ordering 2kW generators at a reduced volume when compared to previous years. Thus, the Company is currently delivering at a reduced rate, which is responsible for the reduction in revenues. The production order which was placed in February 2003 further reduced this delivery rate compared to previous orders. This reduction continued with the order placed in September 2003. As the contract allows, additional orders may be made by the Army, although no assurances can be made that it will do so, or if there are additional orders, the amount and timing thereof. Moreover, periods of heightened national security and war have often introduced new priorities and demands, external delays, and increased uncertainty into the defense contracting marketplace. Management is continuing to explore additional sources of revenue as discussed below in the section "Company Strategy".

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

Company Strategy

During this past fiscal quarter, the Company has continued to invest in its efforts to improve its products and existing technologies. This effort is focused primarily on the existing generator set product line and involves market research, engineering and design. The scope of these efforts includes the development of an improved product, which is in accordance with current customer interests and future requirements. The areas of such development include sound reduction, reduced weight, fuel and environmental requirements. The Company has been working with government representatives to coordinate our efforts.

Other companies have announced intentions of developing similar products. Some of these companies have greater financial and/or technical resources than we do. However, management believes that despite inherent risks and uncertainties, these efforts are important to the Company's business and future growth. As with all projects of this nature, no assurances can be made that such product development work will be successful or that the Company will achieve its desired results. See the discussion above under "Liquidity and Capital Resources".

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

Other Developments

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington is in the amount of approximately $1.8 million. The contract is for the research and development of improvements to the current 2kW diesel operated generator set. Work on this contract will be performed at the Company's location in Oakland, New Jersey and is expected to continue into next fiscal year ending June 2005.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements herein and contained within the Company's Form 10-K for the fiscal year ended June 30, 2003. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, long-lived assets, pensions and valuation of deferred tax assets and liabilities. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Critical Accounting Policies and Estimates", contained within the Company's Form 10-K for the fiscal year ended June 30, 2003.

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





ITEM 4.  Controls and Procedures


The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2003, the design and operation of these disclosure controls and procedures were effective. During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.











PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

See the accompanying Index to Exhibits.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE DEWEY ELECTRONICS CORPORATION




                            /s/ John H.D. Dewey

Date:  November 14, 2003    John H.D. Dewey
                          President and Chief Executive Officer




                             /s/ Thom A. Velto
Date:  November 14, 2003     Thom A. Velto
                             Treasurer








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



Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John H. D. Dewey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Dewey Electronics Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 14, 2003
By: 	/s/John H.D. Dewey
John H.D. Dewey
President and Chief Executive
Officer



Exhibit 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thom A. Velto, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Dewey Electronics Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003
By: /s/Thom A. Velto
Thom A. Velto, Treasurer





EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. D. Dewey, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ John H.D. Dewey
John H. D. Dewey, Chief Executive Officer
November 14, 2003

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





EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A. Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Thom A. Velto
Thom A. Velto, Treasurer
November 14, 2003

A signed original of this written statement required by Section 906 has been provided to The Dewey Electronics Corporation and will be retained by The Dewey Electronics Corporation and furnished to the Securities and exchange commission or its staff upon request.












22









26