Form 10-Q
period 2003-12-31
DEWEY ELECTRONICS CORP
filed 2004-02-13
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 2003
Commission File No 0-2892


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



The number of shares outstanding of the registrant's common stock, $.01 par value was 1,359,531 at February 4, 2004.










THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                            Page
No.

Part I  Financial Information

Item 1  Consolidated Financial Statements                      3

Consolidated Balance Sheets -
December 31, 2003 and June 30, 2003                            4

Consolidated Statements of Operations -
Three and Six Months Ended December 31, 2003
and December 31, 2002                                          5

Consolidated Statements of Cash Flows for the
Six Months Ended December 31, 2003
and December 31, 2002                                          6

Notes to Consolidated Financial Statements                     7

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                            14

Item 4  Controls and Procedures                               21

Part II  Other Information

Item 2.  Changes in Securities and Use of Proceeds            22

Item 4.  Submission of Matters to a Vote of Security
         Holders                                              22

Item 6.  Exhibits and Reports on Form 8-K                     22










PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in
Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2003.








THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31,    JUNE 30,
                                      2003           2003
                                   (UNAUDITED)

ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS        $1,159,487     $1,989,703
  ACCOUNTS RECEIVABLE, NET          1,267,492        756,265
  INVENTORIES                         981,387        552,180
  CONTRACT COSTS AND RELATED
   ESTIMATED PROFITS IN EXCESS
   OF BILLINGS                        691,294      1,079,702
  DEFERRED TAX ASSET                  105,682        105,682
  PREPAID EXPENSES AND OTHER
   CURRENT ASSETS                     141,033        158,905

      TOTAL CURRENT ASSETS          4,346,375      4,642,437



PLANT, PROPERTY AND EQUIPMENT
 - NET                              1,058,257        903,431



CAPITALIZED DEVELOPMENT COSTS         873,028        752,400
DEFERRED LOAN FEES                     49,069         54,019
      TOTAL OTHER ASSETS              922,097        806,419



TOTAL ASSETS                       $6,326,729     $6,352,287



LIABILITIES AND STOCKHOLDERS'
  EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE             $429,559       $336,445
  ACCRUED EXPENSES AND OTHER
   LIABILITIES                        115,806        195,354
  ACCRUED CORPORATE INCOME TAXES            -         15,223
  ACCRUED PENSION COSTS                 6,056          6,056
  CURRENT PORTION OF LONG-TERM
    DEBT                               60,938         60,938



    TOTAL CURRENT LIABILITIES         612,359        614,016



LONG-TERM DEBT                        297,265        327,734
LONG-TERM PENSION LIABILITY           308,913        278,913
DEFERRED TAX LIABILITY                564,214        564,214
DUE TO RELATED PARTY                  200,000        200,000



STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, par value $1.00;
  authorized   250,000 shares,
  issued and outstanding, none            --              --
  COMMON STOCK, par value $.01;
   authorized 3,000,000 shares;
   issued and outstanding
   1,693,397 shares                   16,934          16,934
  PAID-IN CAPITAL                  2,817,474       2,817,474
  ACCUMULATED EARNINGS             2,183,914       2,207,346
  ACCUMULATED OTHER
    COMPREHENSIVE LOSS              (183,642)       (183,642)
                                   4,834,680       4,858,112
LESS: TREASURY STOCK 333,866
   SHARES AT COST                   (490,702)       (490,702)



  TOTAL STOCKHOLDERS' EQUITY       4,343,978       4,367,410
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $6,326,729      $6,352,287

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                      THREE MONTHS ENDED     SIX MONTHS ENDED
                         DECEMBER 31            DECEMBER 31
                      2003       2002         2003       2002

REVENUES             $1,387,072  $1,679,185  $2,573,846  $3,670,850

   COST OF REVENUES   1,101,436   1,194,348   2,014,002   2,747,927

GROSS PROFIT            285,636     484,837     559,844     922,923

  SELLING & ADMIN.
   EXPENSES             324,435     332,207     576,828     580,692

OPERATING (LOSS)
  /INCOME               (38,799)    152,630     (16,984)    342,231

   INTEREST EXPENSE      10,060      16,172      22,461      35,237

   OTHER INCOME - NET     2,745     (10,317)       (391)    (22,923)

(LOSS)/INCOME BEFORE
   INCOME TAXES         (51,604)    146,775     (39,054)    329,917

INCOME TAX BENEFIT
   (EXPENSE)             20,642     (58,710)     15,622    (131,967)

NET (LOSS)/INCOME      ($30,962)    $88,065    ($23,432)   $197,950

                       =======       ======     =======     =======



NET (LOSS)/INCOME
  PER SHARE:
   BASIC                ($0.02)      $0.07      ($0.02)     $0.15
   DILUTED              ($0.02)      $0.06      ($0.02)     $0.14


WEIGHTED AVERAGE NUMBER
  OF   SHARES
  OUTSTANDING
   BASIC              1,359,531     1,339,531  1,359,531  1,339,531
   DILUTED            1,422,031     1,384,919  1,422,031  1,382,475


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         SIX MONTHS ENDED
                                           DECEMBER 31,
                                     2003              2002

CASH FLOWS FROM OPERATING
 ACTIVITIES
NET (LOSS)/INCOME                  ($23,432)         $197,950



ADJUSTMENTS TO RECONCILE NET
  (LOSS)/INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES:
   DEPRECIATION                      37,141            51,150
   AMORTIZATION OF LOAN FEES          4,950             2,100
  DEFERRED INCOME TAXES                   -          (100,000)
  INCREASE IN ACCOUNTS RECEIVABLE  (511,227)         (243,324)
  INCREASE IN INVENTORIES          (429,207)           (4,637)
  DECREASE IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS
    IN EXCESS OF APPLICABLE
    BILLINGS                        388,408            86,869
   DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS         17,872            11,019
   INCREASE/(DECREASE) IN ACCOUNTS
     PAYABLE                         93,114           (40,744)
   DECREASE IN ACCRUED LIABILITIES  (79,548)          (50,883)
   (DECREASE)/INCREASE IN ACCRUED
    CORPORATE INCOME TAXES          (15,223)           11,642
   INCREASE IN ACCRUED PENSION
     COSTS                           30,000            34,500

   TOTAL ADJUSTMENTS               (463,720)         (242,308)



NET CASH USED IN OPERATING
  ACTIVITIES                       (487,152)          (44,358)



CASH FLOWS FROM INVESTING
  ACTIVITIES:
   EXPENDITURES FOR PLANT,
    PROPERTY AND EQUIPMENT         (191,967)          (43,118)
   EXPENDITURES FOR CAPITALIZED
    DEVELOPMENT COSTS              (120,628)         (351,147)



NET CASH USED IN INVESTING
  ACTIVITIES                       (312,595)         (394,265)



CASH FLOWS FROM FINANCING
 ACTIVITIES:
   PRINCIPAL PAYMENTS OF
    LONG-TERM DEBT                  (30,469)         (530,469)

NET CASH USED IN FINANCING
  ACTIVITIES                        (30,469)         (530,469)



NET DECREASE IN CASH AND
   CASH EQUIVALENTS                (830,216)         (969,092)


CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          1,989,703          3,503,087

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $1,159,487         $2,533,995

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW
  INFORMATION:

      INTEREST PAID                 $22,564            $39,360
      INTEREST RECEIVED               3,944              6,450
      CORPORATE INCOME TAXES PAID       325            220,325

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THE DEWEY ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its Stock Option Plans. The compensation cost for the stock-based employee compensation plan is recognized using the intrinsic value method. The following table illustrates the effect on net (loss)/income and net (loss)/income per share if the Company had applied the fair value method to recognize stock-based employee compensation.


                                3 Months Ended December 31

                                   2003              2002

Net (loss)/income, as
Reported                          ($30,962)         $88,065



Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  Effects                           4,979                --



Pro forma net (loss)/income      ($35,941)          $88,065

Earnings per share:

  Basic - as reported              ($.02)            $.07
  Basic - pro forma                ($.03)            $.07



Diluted - as reported              ($.02)            $.06
Diluted - pro forma                ($.03)            $.06





THE DEWEY ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)




                                 Six Months Ended December 31

                                     2003              2002

Net (loss)/income, as
Reported                            ($23,432)        $197,950

Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  Effects                             8,565                --



Pro forma net (loss)/income        ($31,997)         $197,950

Earnings per share:
  Basic - as reported                ($.02)             $.15
  Basic - pro forma                  ($.02)             $.15


Diluted - as reported                ($.02)             $.14
Diluted - pro forma                  ($.02)             $.14















THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003

NOTE 2:REVENUE RECOGNITION

Revenues and estimated earnings under defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

NOTE 3:  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NOTE 4:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 5:  INVENTORIES

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


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003


                                December 31, 2003    June 30, 2003
Finished Goods                  $227,909              $  93,288
Work In Progress                 376,923                100,308
Raw Materials                    376,555                358,584
Total                           $981,387              $552,180
                                ========               =======

NOTE 6:  USE OF ESTIMATES

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

NOTE 7:  PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment are stated at cost. Allowance for depreciation is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.


NOTE 8:  CAPITALIZED DEVELOPMENT COSTS

Capitalized development costs consist of costs incurred for the adaptation of the existing capabilities of the 2kW generator sets to address the particular requirements and requests of the customer, the Department of Defense. These costs will be expensed through cost of sales associated with the related sales to the Department of Defense.

NOTE 9:  LOAN FEES

Loan fees are capitalized by the Company and amortized utilizing the straight-line basis over the term of the loan.

NOTE 10:  INCOME TAXES

The income tax benefit/(expense) for the three and six-month periods ended December 31, 2003 and 2002 was at an effective tax rate of 40%.


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003

NOTE 11:  LONG-LIVED ASSETS

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of December 31, 2003, the carrying values of such assets are not impaired.

NOTE 12:  EARNINGS PER SHARE

Basic net (loss)/income per share is computed by dividing reported net
(loss)/income available to common shareholders by weighted average shares outstanding for the period. Diluted net (loss)/income per share is computed by dividing reported net (loss)/income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net (loss)/income per common share computations.


                             Three Months Ended December 31,

                            2003                   2002
                                   Per                           Per
                   Loss   Shares   Share       Income   Shares   Share
                                   Amount                        Amount

Basic
 net
 (loss)
 /income
 per
 common
 share        ($30,962)  1,359,531  ($.02)   $88,065  1,339,531  $.07


Effect
 Of
 dilutive
 Securities        --       62,500    --         --      45,388 ($.01)


Diluted
 net
 (loss)
 /income
 per
 common
 share         ($30,962)  1,422,031  ($.02)   $88,065  1,384,919  $.06





                            Six Months Ended December 31,

                          2003                     2002
                                  Per                           Per
                  Loss   Shares   Share       Income   Shares   Share
                                  Amount                        Amount

Basic
 net
 (loss)
 /income
 per
 common
 share        ($23,432)  1,359,531  ($.02)  $197,950  1,339,531  $.15



Effect
 Of
 dilutive
 securities        --       62,500    --         --     42,944  ($.01)


Diluted
 net
 (loss)
 /income
 per
 common
 share        ($23,432)  1,422,031  ($.02)  $197,950  1,382,475  $.14



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003

NOTE 13:  RECENT PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses when a company should include in its financial statements the assets and liabilities of unconsolidated VIE's. FIN 46 was effective for VIE's created or acquired after January 31, 2003. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Company does not enter into arrangements with VIE's and thus does not anticipate that the adoption of this statement will have a material impact on the Company's results of operation or financial condition.

NOTE 14:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the fiscal quarters and six month periods ended December 31, 2003 and 2002 are as follows:


                     Three months ended        Six months ended
                         December 31,           December 31,
                  2003       2002          2003         2002
Electronics
 Segment
  Revenues      $1,031,839  $1,619,790   $2,208,665    $3,592,085
  Operating
 (Loss)/Income     (35,718)    164,767       14,916       369,413


HEDCO
  Revenues         355,233      59,395      365,181        78,765
  Operating
   (Loss)           (3,081)    (12,137)     (31,900)      (27,182)


Total
  Revenues       1,387,072   1,679,185    2,573,846      3,670,850

  Operating
 (Loss)
 /Income           (38,799)    152,630      (16,984)       342,231

Interest Expense   (10,060)    (16,172)     (22,461)       (35,237)
Other Income        (2,745)     10,317          391         22,923
Income Tax
 Benefit
 (Expense)          20,642     (58,710)      15,622       (131,967)

  Net (Loss)
 /Income          ($30,962)    $88,065     ($23,432)      $197,950





THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003



NOTE 15:  RECLASSIFICATIONS

Certain prior period information has been reclassified to conform to the current period's presentation.








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


Operating Segments

The Company is organized into two principal operating segments on the basis of the types of products offered to its customer base. Each segment is comprised of separate and distinct businesses: the electronics segment - primarily business with the Department of Defense, and the leisure and recreation segment - primarily ski areas and resorts.

In the electronics segment, the Company is a producer of electronic and electromechanical systems for the Armed Forces of the United States. The Company provides its products in this segment either as a prime contractor or as a subcontractor for the Department of Defense.

The electronics segment is comprised mostly of the 2kW generator product line, a research and development contract, and other various orders, more limited in scope and duration. The 2kW generator product line is provided to the various branches of the Armed Forces of the United States. Production is for a long-term contract as well as short-term orders for limited quantities. The Company also provides speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a sub-contractor. In past years, the Company had various long-term contracts to provide the U.S. Navy with equipment.

Under the 2kW diesel operated tactical generator set contract, the Company has been the sole source producer for the Department of Defense since 1997. The original contract was awarded in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001, to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders placed through January 31, 2004 amount to approximately $11 million. As with the prior contract, this contract allows for the Army to place annual
production orders and to place additional interim orders.    However,
no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

In the leisure and recreation segment, the Company, through its HEDCO Division, designs, manufactures and markets advanced, sophisticated snowmaking equipment. It also supplies replacement parts for items no longer covered under warranty.

There are no intersegment sales.

Some operating expenses, including general corporate expenses, have been allocated to each segment by specific identification or based on labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income and expenses.

Results of Operations

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Consolidated Summary

For the three-month period ended December 31, 2003, consolidated revenues were $1,387,072 and operations resulted in a loss of $38,799. During the same period last year, consolidated revenues were $1,679,185 and operating income was $152,630.

For the six-month period ended December 31, 2003, consolidated revenues were $2,573,846 and operations resulted in a loss of $16,984. During the same six-month period last year, consolidated revenues were $3,670,850 and operating income was $342,231.

This year's revenues were lower in the electronics segment and higher in the leisure and recreation segment compared to the same three and six month periods last year. Results of operations by business segment are discussed below in more detail. Also, information about the Company's operations in its two segments for the three and six month periods this year and last year can be found in Note 14 of the Notes to Consolidated Financial Statements.

Electronics Segment

In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in cost and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note 2 and Note 6 of the Notes to Consolidated Financial Statements.

For the three-month period ended December 31, 2003, revenues in the electronics segment were $587,951 lower than the same three-month period last year. During the three-month period this year, the production of 2kW generator sets provided 58% of electronics segment revenue. During the same period last year, production of 2kW generator sets provided 78% of electronics segment revenues. For the six-month period ended December 31, 2003, revenues in the electronic segment were $1,383,420 lower than the same six-month period last year. During the six-month period this year, the production of 2kW generator sets provided 67% of electronic segment revenue. During the same six-month period last year, the production of 2kW generator sets provided 85% of electronic product revenues. This decline in contributions to revenues compared to last year is the result of reduced orders and the affected production levels. It also reflects the impact of the Company initiating an alternate delivery schedule for existing generator orders, which was accepted by its customer. This revised delivery schedule allowed the Company to focus production during this six-month period on snowmaking machines for sales and inventory purposes. This was intended to allow for faster delivery of these machines, see below "Company Strategy". As a result, the Company experienced a reduced production level towards the generators sets, and anticipates production of the existing generator orders, which began late in the second fiscal quarter, to continue through the fiscal year.

The Company's 2kW generator contract is discussed further in the section "Government Defense Business" below. The Company's research and development contract (see "Company Strategy" below) is currently at its beginning stages and has not resulted in a material amount of revenues. The segment's remaining revenues are derived principally from various orders, more limited in scope and duration, which are generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a sub-contractor. Production efforts for these orders have increased compared to recent years as a result of increased orders from government agencies and from shipbuilders.

As of December 31, 2003, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.7 million. It is estimated that approximately $3.5 million of this backlog will be recognized as revenues during this fiscal year ending June 30, 2004.

As of December 31, 2002, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $1 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were higher by $295,838 and $286,416 for the three and six-month periods ended December 31, 2003, respectively, when compared to the same periods of last year. This is the result of the sale of snowmaking machines this year. Last year, no snowmaking machine sales were made as the Company reviewed its position in this market. There has also been an increase in the sale of replacement parts compared to last year.

During the past six months, the Company focused its production efforts on snowmaking machines for sales and inventory purposes. For further information, see below under "Company Strategy". It has also redirected its marketing efforts to concentrate on a broader customer base as well as optional enhancements to its machines.

Liquidity and Capital Resources

The Company's working capital at December 31, 2003 was $3,734,016 compared to $4,028,421 at June 30, 2003.

The ratio of current assets to current liabilities was 7.10 to 1 at December 31, 2003 and 7.56 to 1 at June 30, 2003.

For the six-month period ended December 31, 2003, operating activities used net cash of $487,152. This was the result primarily of several factors. Net billings of contract costs and related estimated profits in excess of applicable billings generated $388,408 of net billings.
As a result, accounts receivable increased by $511,227. Inventories increased using cash in the amount of $429,207. This is the result of the Company's efforts to produce snowmaking machines to be available for sales. The Company has also begun to produce a small quantity of 2kW generator sets for inventory purposes. The government sector has begun to order small quantities of 2kW generator sets for specific uses pursuant to short term orders independent of the Company's 2kW contract.

Expenditures for investing activities used net cash of $312,595 and financing activities used net cash of $30,469. Of the expenditures for investing activities, $120,628 was used by the Company to continue to invest in efforts to improve its products and existing technologies in its generator product line. These efforts primarily involve the acquisition of existing technology as well as engineering and design related to the generator and other related fields of business. The remaining $191,967 was used for plant equipment. Of this amount, $162,161 was used to purchase a new machining center. No material amounts have been committed for plant equipment for the balance of this fiscal year.

For the six-month period ended December 31, 2002, operating activities used net cash of $44,358. This was the result primarily of net income offset by an increase in accounts receivable. Expenditures for investing activities used net cash of $394,265 and financing activities used net cash of $530,469, as a result of principal payments made towards the Company's long term debt. Of the expenditures for investing activities, $351,147 was used by the Company to invest in efforts to improve its products and existing technologies in its generator product line.

The Company has a line of credit of $500,000 with its Bank at the rate of the Bank's prime rate plus .25%, which is renewable annually at October 31 and has been renewed. There were no borrowings against this line of credit facility as of January 31, 2004.

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


Government Defense Business

The electronics segment of business provides most of the Company's revenues and is comprised of business with the U.S. Department of Defense or with other government contractors. For additional information, see above under "Electronics Segment". It consists of long-term contracts and short-term business such as replacement parts.

Long-term contracts have been dependent upon single projects and until 1997, a single program, the ADCAP torpedo program with the U.S. Navy was the primary source of the Company's revenues. In 1996, the Company was awarded a contract with the U.S. Army to provide diesel operated tactical generator sets. This program has since become the Company's primary source of revenues.

On September 7, 2001, the Company was awarded a ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets. This ten-year indefinite delivery, indefinite quantity contract replaced the initial contract. The Company has been the sole source producer of this generator for the Army since 1997. These generators are currently being fielded by both active and reserve components of the U.S. Armed Forces.

As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. Orders under this new contract were received as final deliveries were being made on the prior contract. Production of new orders continues. The amount of orders received to date under this contract is approximately $11 million.

The Army has been ordering 2kW generators at a reduced volume when compared to previous years. Thus, the Company is currently delivering at a reduced rate, which is contributing to the reduction in revenues. Orders received on this contract in calendar year 2003 were approximately $4.6 million compared to approximately $6.1 million during calendar year 2002.

The reduction in orders results from many factors. It appears that our main customer, the Army, has satisfied the majority of its outstanding requirements. They are now placing orders as new requirements emerge, and this is a slower process. Moreover, we now believe there is competition in part of our market, from a larger 3kW generator that operates more quietly than our current model. It does not compete in the 'man-portable' segment of our market since this competing product is twice as heavy. The Company's production contract for 2kW generators prohibits changes to the unit's design and performance characteristics. This allows the military procurement and logistics infrastructure to standardize on a single set of requirements, and avoid incremental change. Traditionally this has been advantageous to both customer and supplier. However, with evolving requirements and competition, this can be less advantageous.

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

Company Strategy

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington is in the amount of approximately $1.8 million. The contract is for the research and development of improvements to the current 2kW diesel operated generator set. Work on this contract is being performed at the Company's location in Oakland, New Jersey and is expected to continue into next fiscal year ending June 2005. There are no assurances of future production orders as a result of this contract. However, the Company will have the opportunity to present improvements to the government.

The Company has continued to invest in its efforts to improve its products and existing technologies. This effort is focused on the enhancement of the existing generator set product line and involves, primarily, the acquisition of existing technology, as well as engineering and design. The scope of these efforts includes the development of an improved product, which is in accordance with current customer requests and future requirements. The Company is engaging in efforts to address these requests in the areas of sound reduction, reduced weight, fuel and environmental requirements.

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

The Company's primary sources of revenue include products with long manufacturing lead times. These products, in particular, are its 2kW generator sets, and its HEDCO snowmaking machines. Recognizing this, the Company has committed some of its resources to making a small quantity of these products readily available by producing them for inventory and sales. The government sector has begun to order small quantities of 2kW generator sets for specific uses pursuant to short term orders independent of the Company's 2kW contract.

The market for snowmaking machines has changed in recent years. Rather than order machinery months ahead of time, customers are expecting product to be readily available for immediate use. In order to remain competitive in this market, the Company is producing its models of snowmaking machines for inventory purposes. It is also enhancing the technical capabilities as optional items for these machines.

Despite the inherent risks and uncertainties of investing in inventory, management believes that the investments in inventory described above are important to the Company's business and future growth.


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

In the electronics segment, revenues and estimated earnings are recorded under defense contracts using the percentage of completion method of accounting, measured as the percentage of costs incurred to estimated total costs at completion of each contract. See Note 2 to the Consolidated Financial Statements.

For interim reporting periods, the Company does not segregate inventories as to raw materials, work in progress and finished goods (this information is available at year end when physical inventories are taken and recorded). Estimates are made for interim reporting periods. See Note 6 to the Consolidated Financial Statements.

The Company estimates its income taxes using an estimated annual effective tax rate for the annual period. See Note 10 of the Notes to the Consolidated Financial Statements.

ITEM 4.  Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2003, the design and operation of these disclosure controls and procedures were effective. During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

None


Item 4.  Submission of Matters to a Vote of Security Holders

On December 3, 2003, at the Company's annual meeting of shareholders, the following five directors were elected to serve for the ensuing year. Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the Company's nominees for directors):


Name                      For               Withheld
Alexander A. Cameron     1,142,436          3,346
Frances D. Dewey         1,143,188          2,594
John H.D. Dewey          1,142,504          3,278
Nathaniel Roberts        1,143,237          2,545
James M. Link            1,143,237          2,545


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------------------------------

See the accompanying Index to Exhibits to this quarterly report on Form
10-Q.

The following reports on Form 8-K were filed by the Company during the period covered by this report:

On December 22, 2003, the Company filed a current report on Form 8-K announcing, among other things, that the Company had received a delivery order to provide the U.S. Army and other Department of Defense agencies with its diesel operated 2kW light-weight generators.

On December 4, 2003, the Company filed a current report on Form 8-K announcing, among other things, that the stockholders voted to re-elect the Company's directors.

On October 7, 2003, the Company filed a current report on Form 8-K, which contained a press release issued by the Company on October 7, 2003, announcing its results for the period ended June 30, 2003.









SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        THE DEWEY ELECTRONICS CORPORATION




                          /s/ John H.D. Dewey
Date:  February 13, 2004      John H.D. Dewey
                              President and Chief Executive Officer




                          /s/ Thom A. Velto
Date:  February 13, 2004      Thom A. Velto
                              Treasurer









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


Date: February 13, 2004
                            By: /s/John H.D. Dewey
                                   John H.D. Dewey
                                   President and Chief Executive
                                             Officer












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

Date: February 13, 2004
                                 By: /s/Thom A. Velto
                                        Thom A. Velto, Treasurer









EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. D. Dewey, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ John H.D. Dewey
John H. D. Dewey, Chief Executive Officer
Date:  February 13, 2004

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





EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A. Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Thom A. Velto
Thom A. Velto, Treasurer
Date:  February 13, 2004

A signed original of this written statement required by Section 906 has been provided to The Dewey Electronics Corporation and will be retained by The Dewey Electronics Corporation and furnished to the Securities and exchange commission or its staff upon request.