Form 10-Q
period 2004-03-31
DEWEY ELECTRONICS CORP
filed 2004-05-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 2004
Commission File No 0-2892


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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,359,531 at May 7, 2004.










THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                               Page
No.

Part I  Financial Information

Item 1.  Consolidated Financial Statements                       3

Consolidated Balance Sheets -
Mach 31, 2004 and June 30, 2003                                  4

Consolidated Statements of Operations -
Three and Nine Months Ended March 31, 2004
and March 31, 2003                                               5

Consolidated Statements of Cash Flows for the
Nine Months Ended Mach 31, 2004
and March 31, 2003                                               6

Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                                      14

Item 4.  Controls and Procedures                                21

Part II  Other Information

Item 2.  Changes in Securities and Use of Proceeds              22

Item 4.  Submission of Matters to a Vote of Security
Holders                                                         22

Item 6.  Exhibits and Reports on Form 8-K                       22




PART I:  FINANCIAL INFORMATION


ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in
Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2003.









THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                      MARCH 31,      JUNE 30,
                                       2004           2003
                                     (UNAUDITED)

ASSETS:
CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS          $  696,296    $1,989,703
  ACCOUNTS RECEIVABLE, NET            1,160,346       756,265
  INVENTORIES                         1,029,546       552,180
  CONTRACT COSTS AND RELATED
    ESTIMATED  PROFITS IN EXCESS
    OF BILLINGS                       1,111,289     1,079,702
  DEFERRED TAX ASSET                    105,682       105,682
  PREPAID EXPENSES AND OTHER
   CURRENT ASSETS                       153,239       158,905
      TOTAL CURRENT ASSETS            4,256,398     4,642,437

PLANT, PROPERTY AND EQUIPMENT - NET   1,089,081       903,431

CAPITALIZED DEVELOPMENT COSTS           937,254       752,400
DEFERRED LOAN FEES                       46,594        54,019
      TOTAL OTHER ASSETS                983,848       806,419

TOTAL ASSETS                         $6,329,327    $6,352,287

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE               $354,341      $336,445
  ACCRUED EXPENSES AND OTHER
   LIABILITIES                          167,394       195,354
  ACCRUED CORPORATE INCOME TAXES          8,699        15,223
  ACCRUED PENSION COSTS                   6,056         6,056
  CURRENT PORTION OF LONG-TERM DEBT      60,938        60,938

    TOTAL CURRENT LIABILITIES           597,428       614,016

LONG-TERM DEBT                          282,031       327,734
LONG-TERM PENSION LIABILITY             293,913       278,913
DEFERRED TAX LIABILITY                  564,214       564,214
DUE TO RELATED PARTY                    200,000       200,000

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, par value $1.00;
   authorized 250,000 shares, issued
   and outstanding, none                    --             --
  COMMON STOCK, par value $.01;
   authorized 3,000,000 shares;
   issued and outstanding 1,693,397
   shares                                16,934        16,934
  PAID-IN CAPITAL                     2,817,474     2,817,474
  ACCUMULATED EARNINGS                2,231,677     2,207,346
  ACCUMULATED OTHER COMPREHENSIVE
   LOSS                                (183,642)     (183,642)
                                      4,882,443     4,858,112
LESS: TREASURY STOCK 333,866 SHARES
   AT COST                             (490,702)     (490,702)

  TOTAL STOCKHOLDERS' EQUITY          4,391,741     4,367,410
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                            $6,329,327    $6,352,287

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                    THREE MONTHS ENDED    NINE MONTHS ENDED
                          MARCH 31            MARCH 31

                        2004    2003          2004       2003

REVENUES           $1,605,040  $1,030,157  $4,178,886  $4,701,007

 COST OF REVENUES   1,222,864     563,737   3,236,866   3,311,664

GROSS PROFIT          382,176     466,420     942,020   1,389,343

 SELLING & ADMIN.
  EXPENSES            292,582     318,415     869,410     899,107

OPERATING INCOME       89,594     148,005      72,610     490,236

   INTEREST EXPENSE    10,446      11,013      32,907      46,250

   OTHER INCOME           457       7,871         848      30,794

INCOME BEFORE INCOME
  TAXES                79,605     144,863      40,551     474,780

INCOME TAX EXPENSE     31,842      57,945      16,220     189,912

NET INCOME            $47,763     $86,918     $24,331    $284,868
                      =======      ======      =======    =======



NET INCOME PER
  SHARE:
   BASIC               $0.04       $0.06       $0.02       $0.21
   DILUTED             $0.03       $0.06       $0.02       $0.20


WEIGHTED AVERAGE
 NUMBER OF   SHARES
  OUTSTANDING:
   BASIC             1,359,531   1,359,531   1,359,531  1,359,531
   DILUTED           1,402,031   1,404,254   1,402,031  1,403,068


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          NINE MONTHS ENDED
                                              MARCH 31,

                                        2004         2003

CASH FLOWS FROM OPERATING
 ACTIVITIES
  NET INCOME                      $    24,331   $   284,868

ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH USED IN
 OPERATING ACTIVITIES:
   DEPRECIATION                        55,710        69,009
   AMORTIZATION OF LOAN FEES            7,425         3,150
  INCREASE/(DECREASE) IN
    ACCOUNTS RECEIVABLE              (404,081)      116,772
  INCREASE IN INVENTORIES            (477,366)       (2,110)
  (INCREASE)/DECREASE IN CONTRACT
    COSTS AND RELATED ESTIMATED
     PROFITS IN EXCESS OF
     APPLICABLE BILLINGS              (31,587)      141,520
   DECREASE/(INCREASE) IN PREPAID
    EXPENSES AND OTHER CURRENT
    ASSETS                              5,666       (38,558)
   DEFERRED TAXES                          --      (100,000)
   INCREASE/(DECREASE) IN ACCOUNTS
    PAYABLE                            17,896      (328,550)
   (DECREASE)/INCREASE IN ACCRUED
     LIABILITIES                      (27,960)       10,471
   (DECREASE)/INCREASE IN ACCRUED
     CORPORATE INCOME TAXES            (6,524)       69,587
   INCREASE IN ACCRUED PENSION COSTS   15,000        27,000

   TOTAL ADJUSTMENTS                 (845,821)      (31,709)

NET CASH (USED IN)/PROVIDED BY
  OPERATING ACTIVITIES               (821,490)      253,159

CASH FLOWS FROM INVESTING
  ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY
   AND EQUIPMENT                     (241,360)      (61,523)
   EXPENDITURES FOR CAPITALIZED
    DEVELOPMENT COSTS                (184,854)     (442,854)

NET CASH (USED IN) INVESTING
  ACTIVITIES                         (426,214)     (504,377)


CASH FLOWS FROM FINANCING
  ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG
    TERM DEBT                         (45,703)     (545,703)

TREASURY STOCK SOLD                         -        11,562

NET CASH (USED IN) FINANCING
 ACTIVITIES                           (45,703)     (534,141)

NET (DECREASE) IN CASH AND CASH
 EQUIVALENTS                       (1,293,407)     (785,359)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                1,989,703     3,503,087


CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $    696,296    $2,717,728

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
      INTEREST PAID                   $31,586       $48,932
      INTEREST RECEIVED                 5,268        22,399
      CORPORATE INCOME TAXES PAID      20,950       220,325

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THE DEWEY ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004

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


                               3 Months Ended March 31

                                     2004        2003

Net income, as reported           $47,763      $86,918



Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects                           4,935        4,935


Pro forma net income              $42,828      $81,983


Earnings per share:
  Basic - as reported               $.04           $.06
  Basic - pro forma                 $.03           $.06

Diluted - as reported               $.03           $.06
Diluted - pro forma                 $.03           $.06







THE DEWEY ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)




                                Nine Months Ended March 31

                                    2004            2003

Net income, as reported            $24,331       $284,868

Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects                           14,847          5,963

Pro forma net income                $9,484       $278,905

Earnings per share:
  Basic - as reported                $.02             $.21
  Basic - pro forma                  $.01             $.21

Diluted - as reported                $.02             $.20
Diluted - pro forma                  $.01             $.20






THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004

NOTE 2:  REVENUE RECOGNITION

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

As there is no segregation of inventories as to raw materials, work in progress and finished goods for interim reporting periods (this information is available at year end when physical inventories are taken and recorded), estimates have been made for the interim period. These estimates are made following a physical review of existing materials at various stages including specific identification of major cost elements. This process of estimating inventory at various stages of production is consistent with prior periods.


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2004


                                 March 31, 2004      June 30, 2003

Finished Goods                   $   218,460         $  93,288
Work In Progress                     432,085           100,308
Raw Materials                        379,001           358,584
        Total                     $1,029,546          $552,180
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

Loan fees are capitalized by the Company and amortized utilizing the straight-line method over the term of the loan.

NOTE 10:	INCOME TAXES

The income tax expense for the three and nine-month periods ended March 31, 2004 and 2003 was at an effective tax rate of 40%.


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004

NOTE 11:	LONG-LIVED ASSETS

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. Management believes that, as of March 31, 2004, the carrying values of such assets are not impaired.

NOTE 12:	EARNINGS PER SHARE

Basic net income per share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period. Diluted net income per share is computed by dividing reported net income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                                    Three Months Ended March 31,

                              2004                    2003
                                      Per                        Per
                    Income  Shares   Share     Income   Shares   Share
                                     Amount                      Amount
Basic net income
 per common share  $47,763  1,359,531  $.04    $86,918  1,359,531  $.06

Effect of dilutive
  Securities           --      42,500 ($.01)       --      44,723    --

Diluted net income
  per common share $47,763  1,402,031  $.03    $86,918  1,404,254  $.06



                                    Nine Months Ended March 31,

                               2004                    2003
                                    Per                          Per
                   Income  Shares   Share      Income   Shares   Share
                                    Amount                       Amount

Basic net income
 per common share  $24,331 1,359,531 $.02    $284,868  1,359,531 $.21

Effect of dilutive
 securities            --     42,500   --          --     43,537 ($.01)

Diluted net income
 per common share  $24,331 1,402,031 $.02    $284,868  1,403,068 $.20

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004

NOTE 13:  RECENT PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses when a company should include in its financial statements the assets and liabilities of unconsolidated VIE's. FIN 46 was effective for VIE's created or acquired after January 31, 2003. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Company does not enter into arrangements with VIE's and thus does not anticipate that the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

NOTE 14:	SEGMENT INFORMATION

Information about the Company's operations in its two segments for the three and nine month periods ended March 31, 2004 and 2003 are as follows:


                            Three months ended      Nine months ended
                                    March 31,          March 31,

                        2004        2003           2004       2003
Electronics Segment
  Revenues           $1,597,660   $1,021,303    $3,806,325   $4,613,388
  Operating Income      117,230      185,496       132,146      554,909

HEDCO
  Revenues                7,380        8,854       372,561       87,619
  Operating (Loss)      (27,636)     (37,491)      (59,536)     (64,673)


Total
  Revenues            1,605,040    1,030,157     4,178,886    4,701,007


  Operating Income       89,594      148,005        72,610      490,236

Interest Expense        (10,446)     (11,013)      (32,907)     (46,250)
Other Income                457        7,871           848       30,794
Income Tax Expense      (31,842)     (57,945)      (16,220)     (189,912)


  Net Income            $47,763      $86,918       $24,331      $284,868





THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004



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

A new contract was awarded in September 2001, to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through April 30, 2004 amount to approximately $11 million. As with the prior contract, this contract allows for the Army to place annual production orders and to place
additional interim orders.    However, no assurances can be made that
further orders will be placed or, if they are placed, the timing and amount of such orders.

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

Consolidated Summary

For the three-month period ended March 31, 2004, consolidated revenues were $1,605,040 and operations resulted in a profit of $89,594. During the same period last year, consolidated revenues were $1,030,157 and operating income was $148,005.

For the nine-month period ended March 31, 2004, consolidated revenues were $4,178,886 and operations resulted in a profit of $72,610. During the same nine-month period last year, consolidated revenues were $4,701,007 and operating income was $490,236.

Revenues for the three-month period this year were higher compared to the same three-month period last year. This is attributable to the electronics segment and is discussed further below in the results of operations by business segment. Revenues for the nine-month period this year were lower in the electronics segment and higher in the leisure and recreation segment when compared to the same nine-month period last year. This is also discussed in more detail below in the discussion of operations by business segment. Also, information about the Company's operations in its two segments for the three and nine-month periods this year and last year can be found in Note 14 of the Notes to Consolidated Financial Statements.

Electronics Segment

In the electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in costs and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note 2 and Note 6 of the Notes to Consolidated Financial Statements.

For the three-month period ended March 31, 2004, revenues in the electronics segment were $576,357 higher than the same three-month period last year. This is the result of timing differences in the production efforts in the 2kW generator set contract. The production of 2kW generator sets provided 71% of electronics segment revenues during this three-month period and 72% of electronics segment revenues during the same three-month period last year.

For the nine-month period ended March 31, 2004, revenues in the electronics segment were $807,063 lower than the same nine-month period last year. During the nine-month period this year, the production of 2kW generator sets provided 69% of electronics segment revenues.
During the same nine-month period last year, the production of 2kW generator sets provided 82% of electronics segment revenues.

This decline in contribution to revenues compared to last year is the result of reduced orders and the affected production levels. It also reflects the impact of the Company initiating an alternate delivery schedule for existing generator orders, which was accepted by its customer. This revised delivery schedule allowed the Company to focus production on snowmaking machines for sales and inventory purposes during the first six months of the fiscal year. (The section below "Company Strategy" further discusses strategy.) As a result, the Company experienced a reduced production level towards the generator sets during that period. During the three-month period ended March 31, 2004, production of the existing generator orders resumed and is anticipated to continue through the fiscal year. The Company's 2kW generator contract is discussed further in the section "Government Defense Business" below.

The Company's research and development contract has not resulted in a material amount of revenues. The Company has completed its planning analysis stages and is beginning its implementation and engineering design review. The electronics segment remaining revenues are derived principally from various orders, more limited in scope and duration, which are generally for replacement parts for previously supplied Department of Defense equipment and other projects performed as a sub-contractor. Production efforts for these orders have increased compared to recent years as a result of increased orders from government agencies and from shipbuilders.

As of March 31, 2004, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.1 million. It is estimated that approximately $1.5 million of this backlog will be recognized as revenues during this fiscal year ending June 30, 2004.

As of March 31, 2003, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $3.0 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were lower by $1,474 and higher by $284,942 for the three and nine-month periods ended March 31, 2004, respectively, when compared to the same periods of last year. This is the result of the sale of snowmaking machines this year. Last year, no snowmaking machine sales were made and the Company reviewed its position in this market. During the first six months of this fiscal year, the Company focused its production efforts on snowmaking machines for sales and inventory purposes. For further information, see below under "Company Strategy". It has also redirected its marketing efforts to concentrate on a broader customer base as well as optional enhancements to its machines. There has also been an increase in the sale of replacement parts compared to last year.



Liquidity and Capital Resources

The Company's working capital at March 31, 2004 was $3,638,345 compared to $4,028,421 at June 30, 2003.

The ratio of current assets to current liabilities was 6.89 to 1 at March 31, 2004 and 7.56 to 1 at June 30, 2003.

For the nine-month period ended March 31, 2004, operating activities used net cash of $821,490. This was the result primarily of two factors. Accounts receivable increased by $404,081 and inventories increased using cash of $477,366. Of the increase in inventories, $403,548 is the result of the Company's efforts to produce snowmaking machines to be available for sales. The Company has also begun to produce a small quantity of 2kW generator sets for inventory purposes. The government sector has begun to order small quantities of 2kW generator sets for specific uses pursuant to short term orders independent of the Company's 2kW contract.

Expenditures for investing activities used net cash of $426,214 and financing activities used net cash of $45,703. Of the expenditures for investing activities, $184,854 was used by the Company to continue to invest in efforts to improve its products and existing technologies in its generator product line. These expenditures primarily include the acquisition of existing technology as well as engineering and design related to the generator to satisfy customer needs. The remaining $241,360 was used for plant equipment. Of this amount, $162,161 was used to purchase a new machining center. No material amounts have been committed for plant equipment for the balance of this fiscal year.

For the nine-month period ended March 31, 2003, operating activities provided net cash of $253,159. This was the result primarily of net income combined with the net effect of collections and reducing vendor accounts payable. Expenditures for investing activities used net cash of $504,377 and financing activities used net cash of $534,141, as a result of principal payments made towards the Company's long-term debt. Of the expenditures for investing activities, $442,854 was used by the Company to invest in efforts to improve its products and existing technologies in its generator product line.

The Company expenses its research and development costs as incurred as overhead costs included in costs of goods sold. These costs consist primarily of salaries and material costs. For the nine-month period ended March 31, 2004, the Company expensed $122,909 of these costs. For the same nine-month period last year, the Company expensed $11,207 of research and development costs.

The Company has a line of credit of $500,000 with its Bank at the rate of the Bank's prime rate plus .25%, which is renewable annually at October 31. There were no borrowings against this line of credit facility as of April 30, 2004.

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

On September 7, 2001, the Company was awarded a ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets. This ten-year indefinite delivery, indefinite quantity contract replaced the initial contract. The Company has been the sole source producer of this generator for the Army since 1997. These generators are currently being fielded by both active and reserve components of the U.S. Armed Forces. The Company has also been developing existing technologies to meet its customer needs for a lighter and quieter generator. This is further discussed in the following section entitled "Company Strategy".

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

The reduction in orders results from many factors. It appears that our main customer, the Army, has satisfied the majority of its outstanding requirements. They are now placing orders as new requirements emerge, and this is a slower process. Moreover, we now believe there is competition in part of our market, from a larger 3kW generator that operates more quietly than our current model. However, it does not compete in the 'man-portable' segment of our market since this competing product is twice as heavy. The customer is interested in a product which is smaller, lighter and quieter. The Company's production contract for 2kW generators prohibits changes to the unit's design and performance characteristics. This allows the military procurement and logistics infrastructure to standardize on a single set of requirements, and avoid incremental change. Traditionally this has been advantageous to both customer and supplier. However, with evolving requirements and competition, this can be less advantageous.

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

Company Strategy

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington is in the amount of approximately $1.8 million. The contract is for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the Army for lighter, quieter models. Work on this contract is being performed at the Company's location in Oakland, New Jersey and is expected to continue into next fiscal year ending June 2005. There are no assurances of future production orders as a result of this contract. However, the contract requires the Company to present improvements to the government.

The Company has continued to invest in its efforts to improve its products and existing technologies. This effort is focused on the enhancement of the existing generator set product line and involves, primarily, the adaptation of existing technology, as well as engineering and design to meet customer needs. The scope of these efforts includes the development of an improved product, which is in accordance with current customer requests and future requirements. The Company is engaging in efforts to address these requests in the areas of sound reduction, reduced weight, fuel and environmental requirements.

Other companies have announced intentions of developing similar products. Some of these companies have greater financial and/or technical resources than we do. However, management believes that despite inherent risks and uncertainties in all of these type of projects, these efforts are important to the Company's business. As with all projects of this nature, no assurances can be made that such product development work will be successful or that the Company will achieve its desired results. See the discussion above under "Liquidity and Capital Resources".

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

The Company's primary sources of revenue include products with long manufacturing lead times. These products, in particular, are its 2kW generator sets, and its HEDCO snowmaking machines. Recognizing this, the Company has committed some of its resources to making a quantity of these products readily available by producing them for inventory and sales. The government sector has begun to order small quantities of 2kW generator sets for specific uses pursuant to short term orders independent of the Company's 2kW contract.

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

For interim reporting periods, the Company does not segregate inventories as to raw materials, work in progress and finished goods (this information is available at year end when physical inventories are taken and recorded). Estimates are made for interim reporting periods. See Note 5 to the Consolidated Financial Statements.

The Company estimates its income taxes using an estimated annual effective tax rate for the annual period. See Note 10 of the Notes to the Consolidated Financial Statements.

ITEM 4.  Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2004, the design and operation of these disclosure controls and procedures were effective. During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





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

                               THE DEWEY ELECTRONICS CORPORATION




                                /s/ John H.D. Dewey
Date: May 14, 2004              John H.D. Dewey
                                President and Chief Executive
                                        Officer




                                /s/ Thom A. Velto
Date:  May 14, 2004             Thom A. Velto Treasurer













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


Date:  May 14, 2004
By:  /s/ John H.D. Dewey
      John H.D. Dewey
      President and Chief Executive
           Officer











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

Date:  May 14, 2004
By:    /s/ Thom A. Velto
       Thom A. Velto, Treasurer









EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. D. Dewey, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ John H.D. Dewey
John H. D. Dewey, President and Chief Executive Officer

Date:  May 14, 2004

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





EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A. Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Thom A. Velto
Thom A. Velto, Treasurer
Date:  May 14, 2004

A signed original of this written statement required by Section 906 has been provided to The Dewey Electronics Corporation and will be retained by The Dewey Electronics Corporation and furnished to the Securities and exchange commission or its staff upon request.