Form 10-K
period 2004-06-30
DEWEY ELECTRONICS CORP
filed 2004-09-29
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on December 31, 2003: $3,210,979.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,359,531 at September 2, 2004.

Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the 2004
Annual Meeting of Stockholders are incorporated herein by reference in
Part III.

THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS

Item                                                         Page

PART I
 1.  Business                                                 3

 2.  Properties                                               6

 3.  Legal Proceedings                                        6

 4.  Submission of Matters to a Vote of Security Holders      6

PART II

 5.  Market for Registrant's Common Equity and Related
Stockholder Matters                                           7

 6.  Selected Financial Data                                  8

 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                           9

 8.  Financial Statements                                    21

 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                          38

 9A.  Controls and Procedures                                38

 9B.  Other Information                                      38

PART III

10.  Directors and Executive Officers of the Registrant      39

11.  Executive Compensation                                  39

12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters             39

13.  Certain Relationships and Related Transactions          39

14.  Principal Accountant Fees and Services                  39

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K                                                     40

16.  Signatures                                              41

PART I


Item 1.  BUSINESS

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955. It is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey. The Company is organized into two operating segments on the basis of the type of products offered. Each segment is comprised of separate and distinct businesses: the electronics segment, primarily business with the Department of Defense, and the leisure and recreation segment, primarily business with ski areas and resorts.

In the electronics segment, the Company is a producer of electronic and electromechanical systems for the Armed Forces of the United States. The Company provides its products in this segment either as a prime contractor or as a subcontractor for the Department of Defense.

The electronics segment is comprised mostly of the 2kW generator product line, a research and development contract, and other various spare parts sales orders, more limited in scope and duration. The 2kW generator product line is provided to the various branches of the Armed Forces of the United States. Production is for a long-term contract as well as short-term orders for limited quantities. The Company also provides speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a sub-contractor. In past years, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

Under the 2kW diesel operated tactical generator set contract, the Company has been the sole source producer for the Department of Defense since 1997. The original contract was awarded in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through August 31, 2004 amount to approximately $11 million. As with the prior contract mentioned above, this contract allows for the Army to place annual production orders and to place additional interim orders. However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

In the leisure and recreation segment, the Company, through its HEDCO Division, designs, manufactures and markets advanced, sophisticated snowmaking equipment. It also supplies replacement parts for items no longer covered under warranty.

There are no intersegment sales.

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2004 are set forth in Note K - Operating Segments of the Notes to the Financial Statements.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal year ended June 30, 2004, the Company expensed $127,704 of these costs. During the prior fiscal year, the Company had no material research and development costs and there were no material Company sponsored research and development costs in fiscal year 2002. In fiscal year 2004, the Company entered into a research and development contract with the U.S. Army. The costs incurred under this contract are billed to the customer. There were no customer sponsored research and development costs in fiscal year 2003 or 2002.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, earnings or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental control facilities.

As of August 30, 2004, the Company had a work force of 32 employees, of whom 11 were technical or professional personnel. Last year at the same date, the work force included 33 employees, of whom 10 were technical or professional personnel. Fluctuations in the work force sometimes also result from the seasonal nature of the leisure and recreation segment of business.

ELECTRONICS SEGMENT

This segment accounted for 94% of total revenues in fiscal 2004, 99% of total revenues in fiscal year 2003 and 95% of total revenues in fiscal 2002.

In the electronics segment, revenues are recorded under defense contracts (including research and development contracts) using the percentage of completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in costs and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note A of the Notes to Financial Statements.

The electronics segment of business provides most of the Company's revenues. Virtually all of the electronic product revenues are attributable to business with the Department of Defense of the Federal Government or with other government contractors. Aside from replacement part sales and other short-term business, the Company's electronics segment revenues have in recent years been dependent upon single projects. Thus, until 1997, a single program, the ADCAP torpedo program with the U.S. Navy, was responsible for all of the Company's electronics segment revenues from long-term projects. Currently, the tactical generator set program of the U.S. Army accounts for 90% of such revenues. The remaining 10% of long-term contract revenues this year resulted from the Company's research and development contract.

Since substantially all of the Company's electronics business is derived from contracts with various agencies of the United States Government (the "Government") or subcontracts with prime Government contractors, the loss of substantial Government business would have a material adverse effect on the business.

For the most part, working capital requirements for the electronics segment of business are funded by progress payments provided by the Government and receipts of billings made for delivery of product.

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

LEISURE AND RECREATION SEGMENT

The leisure and recreation segment of business accounted for 6% of the Company's revenues in fiscal year 2004, 1% of the Company's revenues in fiscal year 2003 and 5% of the Company's revenues in fiscal year 2002.

Snowmaking equipment is sold to ski areas as original equipment or as replacements for existing equipment. Most snowmaking equipment is paid for in full at delivery to the customer. In other cases, such equipment is sold under a sales contract that provides for a substantial down payment and retention of a security interest in the equipment until full payment is received. Typically, full payment is made within one year. The Company has not experienced any losses due to resale of the equipment following default by customers. The Company services the equipment at the purchaser's expense after a warranty period that typically expires at the end of the snowmaking season in which the sale occurs. The Company's warranty reserves are not significant.

The Company has sold snowmaking equipment to over three hundred different locations in the United States and abroad. Marketing has been performed by the Company's employees in the domestic market and by distributors and representatives in foreign markets. In the past several years, the foreign market represented a small amount of revenues, all from the sales of parts.

For the most part, shipments are made and revenues recorded during the second fiscal quarter. Production usually takes place in the first and second quarters, and it is during this period that inventory has been generated and working capital demands have been the greatest.

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

Under the terms of a mortgage note described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, both the land and building are subject to the lien of a mortgage securing indebtedness in the amount of $327,735 at June 30, 2004. The Company also has a line of credit with the Bank, under which the Company may borrow up to an additional $500,000 that would be secured by a lien on substantially all of the Company's machinery, equipment and other personal property.


Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.





PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter under the symbol
"DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

                             Quarterly Common Stock Price Range
                           Fiscal Year 2004    Fiscal Year 2003

Quarter                    High        Low      High    Low

1st                         $4.50       $3.71    $4.31   $3.80
2nd                           3.95        3.35     4.00    3.29
3rd                           4.25        3.75     4.10    3.83
4th                           3.99        2.75     4.75    3.35

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2004, 2003 and 2002. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 2, 2004 was 543.



Item 6.  Selected Financial Data

(In thousands of dollars, except per share amounts)



                                      Year ended June 30,

                        2004     2003     2002     2001     2000
Revenues (1)          $6,015    $6,362   $8,916  $10,886  $10,409
Income before income
taxes(2)                 242       477    1,459    1,838    1,543
Net income               773       286      876    1,103      926
Net income per share -
Basic                     .57      .21      .65      .82      .69
Net income per share -
Diluted                   .55      .20      .63      .80      .69
Cash dividends per
common share               --       --       --       --       --
Total assets            6,482    6,352    6,818    6,618    5,325
Long-term obligations     248    1,371    1,674    2,269    1,924
Working capital         3,377    4,028    4,768    4,728    3,227
Stockholders' equity    5,159    4,367    4,253    3,378    2,275




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

The sales and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2004, are set forth in Note K - Operating Segments of the Notes to the Financial Statements.

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

Revenues

Revenues this year were 6% lower than last fiscal year and 33% lower than fiscal year 2002 which reflects a decrease in revenues in the electronics segment and an increase in revenues in the leisure and recreation segment. Information about the Company's operations in the two segments are set forth in Note K - Operating Segments of the Notes to the Financial Statements and are discussed in further detail below.



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

Electronic product revenues accounted for 94% of total revenues in 2004, 99% of total revenues in 2003 and 95% of total revenues in 2002.

In fiscal year 2004, production efforts under the Company's contract to provide the Armed Forces with diesel operated generator sets provided approximately 57% of the electronic product revenues, compared to approximately 82% in fiscal year 2003 and approximately 90% in fiscal year 2002. This decline in contribution to revenues is the result of reduced orders and the resulting reduction in production levels. It also reflects the impact of the Company initiating an alternate delivery schedule for existing generator orders, which was accepted by its customer. This revised delivery schedule allowed the Company to focus production on snowmaking machines for sales and inventory purposes during the first six months of the 2004 fiscal year. (The section below "Company Strategy" further discusses strategy.) As a result, the Company experienced a reduced production level towards the generator sets during that period. During the six-month period ended June 30, 2004, production of the existing generator orders resumed and is anticipated to continue through the 2005 fiscal year. For additional information regarding this contract, see "Government Defense Business" below.

In fiscal year 2004, orders received for replacement parts and for equipment for previous Company contracts with the Department of Defense provided approximately 36% of electronic product revenues, compared to approximately 18% in fiscal year 2003 and approximately 10% in fiscal year 2002. Production efforts for these orders increased as a result of increased orders from government agencies and from shipbuilders. In past years, the Company had various long-term contracts to provide the U.S. Navy with equipment, as well as other branches of the Armed Forces.

In fiscal year 2004, the Company's research and development contract with the U.S. Army provided the remaining electronic product revenues. There were no such revenues in fiscal years 2003 and 2002. During September 2003, the Company was awarded a "cost plus fixed fee" research and development contract in the amount of $1.8 million. This contract is for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the U.S. Army for lighter, quieter models. For additional information regarding this contract, see "Company Strategy" below.

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

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $3.2 million on June 30, 2004, $1.9 million on June 30, 2003 and $3.9 million on June 30, 2002. Most of this backlog was attributable to the U.S. Army contract for diesel operated generator sets. It is estimated that the present backlog will be billed during the next 12 months and recognized as fiscal year 2005 revenues.

Leisure and Recreation

In the leisure and recreation segment, revenues increased by approximately $284,000. This is primarily the result of the sale of snowmaking machines this year in the amount of $255,700. The remaining increase in revenues is the result of increased sales of replacement parts for machinery previously sold and no longer under warranty. There were no snowmaking machines sold during fiscal year 2003 and there were $380,500 in revenues from snowmaking machine sales in 2002. There were no export sales of snowmaking machines during the last three fiscal years.

During 2003, the Company completed a review of this segment and its position in this market. Following this review, enhancements were designed to simplify the operation of the HEDCO snowmaker and made available to provide remote control operations and monitoring as options. In addition, the market for snowmaking machines has changed in recent years. Rather than ordering machinery months ahead of delivery times, customers are expecting product to be readily available for immediate use. The last year in which the Company had a backlog of orders for snowmaking machines was in 2001. In order to remain competitive, the Company has produced some models for inventory purposes.

Gross Profit

The Company's gross profit was $1,494,033 in 2004, $1,686,132 in 2003 and $2,803,112 in 2002.

Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for fiscal year 2004 was 25%, 27% in 2003 and 31% in 2002. The Company's gross margin is affected by a variety of factors including, among other items, production, mix of product, product pricing and other costs, such as inventory adjustments and research and development costs expensed in costs of goods sold.

The revenues and operating profit of each industry segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2004 are set forth in Note K - Operating Segments of the Notes to the Financial Statements.

Selling, General and Administrative Expenses

In 2004, selling, general and administrative expenses of $1,213,192 were 20% of revenues. In 2003, selling, general and administrative expenses of $1,185,869 were 19%of revenues and in 2002 they were $1,264,189 or 14% of revenues. For the three year period, selling, general and administrative expenses have remained relatively level.

Interest Expense

Interest expense for the past three years amounted to $45,165 in 2004, $57,079 in 2003 and $97,242 in 2002. This reduction in interest expense is attributed to principal reduction payments made towards the Company's mortgage note.

Other Income - Net

Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $6,410 for fiscal year 2004 was comprised of interest income of $6,372, gain on sale of assets of $1,100, and the net expense of miscellaneous items and scrap sales of $1,062.

In fiscal year 2003, other income of $34,218 includes interest income of $32,088 and the net effect of miscellaneous fees and net discounts of $2,130 income.

Other income of $17,511 for fiscal year 2002 was comprised of interest income of $20,432 and the net expense of miscellaneous fees and discounts of $2,921.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of asset and liabilities and their financial statement reported amounts and for tax loss and credit carryforwards.

A valuation allowance is provided against deferred tax assets and liabilities when it is determined to be more likely than not that the difference will occur.

The Company determined that its deferred tax liability associated with plant, property and equipment was no longer necessary as a result of the statute of limitations closing for that tax period.

The provision for income taxes was at an effective tax rate of approximately (219.4%) for the fiscal year 2004 and approximately 40% for the fiscal year's 2003, and 2002.

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

At June 30, 2004, the Company's working capital was $3,376,671 compared to $4,028,421 at June 30, 2003.

The ratio of current assets to current liabilities was 4.14 to 1 at June 30, 2004 and 7.56 to 1 the prior year. This reduction was primarily attributable to the classification of the Company's mortgage note and related party note as current liabilities this year rather than long-term debt. See "Financing Activities" below.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                     Years ended June 30,

                              2004         2003         2002
Net Cash Provided by
 (used in)
  Operating activities       $112,335    $(269,342)   $2,359,268
    Investing activities    $(436,625)   $(694,666)    $(327,447)
    Financing activities     $(60,938)   $(549,376)    $(618,985)

Operating Activities:

Adjustments to reconcile net earnings to net cash provided by operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Cash provided by operating activities in fiscal year 2004 consisted primarily of net income before depreciation and amortization. This was partially offset by an increase in inventories and the net effect of deferred income taxes.

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

Investing Activities:

During fiscal year 2004, investing activities used net cash of $436,625. Of this amount, $285,559 was used for plant property and equipment including a new machining center and $152,166 was used by the Company to continue to invest in efforts to improve its products and existing technologies in its generator product line. These expenditures primarily include the acquisition of existing technology as well as engineering related to the generator to satisfy customer needs. See "Company Strategy" below.

During 2003, investing activities used $694,666 in net cash, which was used for expenditures for plant, property and equipment. Included in this amount was $577,352, which was used by the Company to continue to invest in efforts to improve technologies in its generator product line, and $117,314 for expenditures for plant, property and equipment. These efforts primarily involve engineering and design related to the generator and other related fields of business.

During 2002, investing activities used $327,447 in net cash. This amount consisted of $152,399 for capital expenditures for building improvements, tooling and equipment, and $175,048 for the Company's investment in the expansion of existing technologies related to its businesses and to support new business development.

Financing Activities:

Net cash of $60,938 used in financing activities during fiscal year 2004 represents principal reduction payments made towards the Company's mortgage note.

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

On December 27, 2001, the Company and its primary Bank agreed to revised terms of its Mortgage Note agreement. The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus .5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005. Management believes that the Company's Mortgage Note agreement will again be renewed, on terms to be determined.

The Company also has a line of credit agreement with Sovereign Bank in the amount of $500,000 at the rate of .25% plus the Bank's prime rate, which may be renewed on October 31 of each year. The Bank had also agreed to extend the Company's line of credit of $500,000 through October 2004 at the rate of the Bank's prime rate plus .25%. As of June 30, 2004, there were no outstanding borrowings against this line of credit facility. Management believes that this line of credit agreement will again be renewed.

The Mortgage Note is secured by a first mortgage on all of the Company's land and its building. Borrowings under the line of credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property.

The Company also has a note payable to a co-founder (shareholder) in the amount of $200,000, bearing the interest rate of 9% per annum. This note is unsecured and is subordinate to the Company's Mortgage Note with the Bank. It has been classified on the balance sheet for fiscal year 2004 as a short-term liability, since the Mortgage Note has a maturity date of January 2005. If the Mortgage Note agreement is renewed, this note would again be classified as a long-term liability.

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. The Company is continuing to actively pursue possible methods of monetizing the unused portion of this property by its sale and/or development. The Company has retained one of the largest commercial real estate brokerage houses serving the New York - New Jersey region to assist in these efforts and is currently in negotiations with a prospective buyer.

Contractual Cash Obligations

The following table summarizes the Company's contractual cash obligations as of June 30, 2004 and the estimated timing of future cash payments.

Payments Due by Period

                          Less                               More
                          Than                               than
                 Total    1 Year      1-3 Year   3-5 Years   5 years
Long-Term Debt   $  --     $   --     $--          $--       $--

Capital Lease
 Obligations       --        --          --        --          --
Operating Leases   --        --          --        --          --
Purchase
  Obligations (1)  --        --          --        --          --
Mortgage Note
 Payable (2)      327,735  327,735       --        --          --
Due to Related
 Party (3)        200,000  200,000       --        --          --


Other Long-Term
 Liabilities
 Reflected on
 the Balance
 Sheet under GAAP

  Long-Term
   Pension
   Liability (4)  247,363    --          4,000     43,000   200,363

Total            $775,098  $527,735     $4,000    $43,000  $200,363

(1) Purchase Obligations - As of June 30, 2004, the Company had no material purchase obligations other than those obligations included as liabilities in its Balance Sheet. Purchase orders for raw materials or other goods and services are not included in the table above as they typically represent authorizations to purchase rather than binding agreements.

(2) Mortgage Note Payable - As of June 30, 2004, the Company had an outstanding mortgage note with its primary bank. The current terms provide for an interest rate equal to the bank's prime rate plus .5% (with a floor of 6%) and maturity in January 2005. Management believes that the Company's mortgage note agreement will be renewed, on terms to be determined. See "Financing Activities" above and Note E to the Notes to Financial Statements.

(3) Due to Related Party - This note is subordinate to the Company's mortgage note. If the mortgage note agreement is renewed, this note would again be classified as a long-term liability. See "Financing Activities" above and Note I to the Notes to Financial Statements.

(4)  Long-Term Pension Liability - See Note G to the Notes to
Financial Statements.

Recent Pronouncements

In December 2003, the FASB issued Statement of Financial Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for the Company's pension plans. The new disclosures are included in the Company's fiscal year 2004 Financial Statements and certain interim disclosures will commence with the first quarter of fiscal year 2005.
Government Defense Business

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

As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. Orders under this new contract were received as final deliveries were being made on the prior contract. The amount of orders received under this contract is approximately $11 million through June 30, 2004. Deliveries under production orders placed through June 30, 2004 are scheduled to continue during the current fiscal year.

The Army has been ordering 2kW generators at a reduced volume when compared to previous years. Thus, the Company is currently delivering at a reduced rate, which is partially responsible for the reduction in revenues. The reduction in orders results from many factors. It appears that our main customer, the Army, has satisfied the majority of its outstanding requirements. It has been placing orders as new requirements emerge, and this is a slower process. Moreover, we now believe there is competition in part of our market, from a larger 3kW generator that operates more quietly than our current model. However, it does not compete in the 'man-portable' segment of our market since this competing product is twice as heavy. The customer is interested in a product which is smaller, lighter and quieter and the Company is working towards developing the 2kW generators to address its customer's interest. See below under "Company Strategy." The Company's production contract for 2kW generators prohibits changes to the unit's design and performance characteristics. This allows the military procurement and logistics infrastructure to standardize on a single set of requirements, and avoid incremental change. Traditionally this has been advantageous to both customer and supplier. However, with evolving requirements and competition, this can be less advantageous.

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

Company Strategy

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington is in the amount of approximately $1.8 million. The contract is for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the Army for lighter, quieter models. Work on this contract is being performed at the Company's location in Oakland, New Jersey and is expected to continue through the fiscal year ending June 2005. There are no assurances of future production orders as a result of this contract. However, the contract requires the Company to present improvements to the government.

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

The market for snowmaking machines has changed in recent years. Rather than order machinery months ahead of time, customers are expecting product to be readily available for immediate use. In order to remain competitive in this market, the Company is producing some models of snowmaking machines for inventory purposes. It is also enhancing the technical capabilities as optional items for these machines.

Despite the inherent risks and uncertainties of investing in inventory, management believes that the investments in inventory described above are important to the Company's business and future growth.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Our significant accounting policies are described in the Notes to the Financial Statements contained herein. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, capitalized development costs, and valuation of deferred tax assets and liabilities.

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

The Company has a defined benefit pension plan covering substantially all of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87 - "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company's disclosures about its pension plan are made in accordance with SFAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Accordingly, the required information will be provided for the Company's pension plan. The new disclosures are included in the Company's fiscal year 2004 Financial Statements and certain interim disclosures will commence with the Company's Form 10-Q for the first quarter of fiscal year 2005.

The Company has capitalized certain development costs in accordance with Statement of Financial Accounting Standards No. 2 (SFAS No.2) - Accounting for Research and Development Costs. The Company has $904,566 of capitalized development costs as of June 30, 2004 and had $752,400 of capitalized development costs as of June 30, 2003. These capitalized costs are for efforts to improve and enhance the 2kW generator set product line and involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight and environmental requirements. See "Company Strategy" above.

The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that its assumed discount rate will be 6.11% in 2004, compared with 5.83% in 2003. The Company's management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan's assumed long-term rate of return. The assumed long-term rate of return of 7.5% on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year.
The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Since the value of the Company's pension assets at fiscal year-end 2004 was less than the accumulated pension benefit obligation, the Company recorded a $18,629 as non-cash adjustment to other comprehensive loss in stockholders' equity and reduced its long-term pension liability by $31,550. In 2003, the Company had previously recorded a $183,642 non-cash charge to stockholders equity and an additional long-term pension liability of $306,071. These changes to equity did not affect net income and are recorded net of deferred taxes. See Note G of the Notes to Financial Statements for additional pension disclosures.







Item 8.  FINANCIAL STATEMENTS

              Index to Financial Statements


                                                         Page

Report of Independent Registered Public Accounting Firm    22

Financial Statements:

Balance Sheets, June 30, 2004 and 2003                     23

Statements of Income, Years Ended June 30, 2004,
2003 and 2002                                              24

Statements of Stockholders' Equity, Years Ended June
30, 2004, 2003 and 2002                                    24

Statements of Cash Flows, Years Ended June 30, 2004,
2003 and 2002                                              25

Notes to the Financial Statements                          26


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.







Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the "Company") as of June 30, 2004 and 2003, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
September 28, 2004
Parsippany, New Jersey



The Dewey Electronics Corporation
Balance Sheets
                                                     June 30,

                                                2004     2003
ASSETS:
CURRENT ASSETS:


Cash and cash equivalents                   $1,604,475  $1,989,703
Accounts receivable (includes U.S.
 Government receivable of approximately
 $550,000 in 2004 and $750,000 in 2003)
 less allowance for doubtful accounts
 of $0 in 2004 and $10,138 in 2003             810,051     756,265
Inventories                                    925,501     552,180
Contract costs and related estimated
 profits in excess of billings                 965,606   1,079,702
Deferred tax asset                              24,743     105,682
Prepaid expenses and other current assets      122,182     158,905

TOTAL CURRENT ASSETS                         4,452,558   4,642,437



PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                          144,670     133,684
Building and improvements                    1,873,333   1,873,333
Machinery and equipment                      2,786,129   2,611,929
Furniture and fixtures                         205,539     194,717

                                             5,009,671   4,813,663
Less accumulated depreciation                4,434,216   4,378,125

                                               575,455     435,538

LAND AND RELATED COSTS HELD FOR SALE           506,345     467,893
CAPITALIZED DEVELOPMENT COSTS                  904,566     752,400
DEFERRED LOAN FEES                              43,215      54,019
TOTAL OTHER ASSETS                           1,454,126   1,274,312

TOTAL ASSETS                                $6,482,139  $6,352,287



LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Trade accounts payable                        $255,029   $ 336,445
Accrued expenses and other liabilities         251,921     195,354
Accrued corporate income taxes                  32,384      15,223
Accrued pension costs                            8,818       6,056
Mortgage Note Payable                          327,735      60,938
Due to Related Party                           200,000          --

TOTAL CURRENT LIABILITIES                    1,075,887     614,016

LONG-TERM DEBT                                      --     327,734
LONG-TERM PENSION LIABILITY                    247,363     278,913
DEFERRED TAX LIABILITY                              --     564,214
DUE TO RELATED PARTY                                --     200,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00;
 authorized 250,000 shares, issued
 and outstanding, none                             --           --
Common stock, par value $.01;
 authorized 3,000,000 shares;
 issued and outstanding
 1,693,397 in 2004 and 2003                    16,934       16,934
Paid-in capital                             2,817,474    2,817,474
Accumulated earnings                        2,980,196    2,207,346
Accumulated other comprehensive loss         (165,013)    (183,642)

                                            5,649,591    4,858,112
Less:  Treasury stock, 333,866 shares
 in 2004 and 2003 at cost                    (490,702)    (490,702)
TOTAL STOCKHOLDERS' EQUITY                  5,158,889    4,367,410
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $6,482,139   $6,352,287

Certain prior year information has been reclassified to conform to current presentation.
See notes to the financial statements


The Dewey Electronics Corporation
Statements of Income

                                        Years ended June 30,

                                  2004      2003        2002
Revenues                     $6,015,303   $6,361,832  $8,916,049

Cost of revenues              4,521,270    4,675,700   6,112,937

Gross profit                  1,494,033    1,686,132   2,803,112

Selling, general and
 administrative expenses      1,213,192    1,185,869   1,264,189

Operating profit                280,841      500,263   1,538,923

Interest expense                (45,165)     (57,079)    (97,242)

Other income - net                6,410       34,218      17,511

Income before income tax
 Provision                      242,086      477,402   1,459,192

Income tax benefit/(expense)    530,764     (190,961)   (583,677)

NET INCOME                     $772,850     $286,441    $875,515


NET INCOME PER COMMON SHARE
 - BASIC                        $.57          $.21        $.65
NET INCOME PER COMMON SHARE
 - DILUTED                      $.55          $.20        $.63

See notes to the financial statements


Statements of Stockholders' Equity

                                                 Accumu-  Treasury
          Common Stock                 Accumu-   Other    stock
                            Paid-in    lated     Compre-  at cost
          Shares  Amount    capital    Earnings/ hensive
                                       (Deficit) (loss)  Shares Amount

Balance,
June 30,
2001    1,693,397 $16,934 $2,835,307 $1,045,390 $-- 353,866 $(520,097)
 Net income    --      --         --    875,515  --     --        --

Balance,
June 30,
2002    1,693,397  16,934  2,835,307  1,920,905  --  353,866 (520,097)
 Net income   --      --         --     286,441  --      --         --


Other
Compre-
hensive
expense,
net of
tax:
Minimum
pension
liability
adjustment     --     --         --          --(183,642) --        --
Exercise
 of stock
options        --      --    (17,833)        --    --  (20,000) 29,395

Balance,
June 30,
2003 1,693,397 16,934  2,817,474  2,207,346 (183,642) 333,866 (490,702)
 Net
 Income     --     --        --       772,850       --       --     --
Other
Compre-
hensive
income,
net of
tax:
Minimum
pension
liability
adjustment  --      --       --           --      18,629     --     --
Balance,
 June 30,
2004 ,693,397 $16,934 $2,817,474 $2,980,196 $(165,013)333,866$(490,702)

See notes to the financial statements



The Dewey Electronics Corporation

Statements of Cash Flows

                                       Years ended June 30

                           2004        2003          2002
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income               $772,850     $286,441      $  875,515
Adjustments to
reconcile net
income to net
cash (used in)/
provided by
operating
activities:
Depreciation              107,190       75,594          83,725
Amortization of
 loan fees                 10,804       10,811           4,182
Gain on sale of assets     (1,100)          --              --
Deferred income tax
 (benefit)/provision     (564,214)     (35,117)        (20,505)
(Increase)/Decrease in
 accounts receivable      (43,647)    (479,072)        959,273
(Decrease) in doubtful
 accounts                 (10,138)      (9,862)             --
Increase in inventories  (373,321)     (45,363)         (5,137)
Decrease in contract
 costs and related
 estimated profits
 in excess of
 applicable billings      114,096      192,867         517,882
Increase/(Decrease) in
 prepaid expenses and
other current assets       36,723      (80,484)        (23,893)
(Decrease)/Increase in
 accounts payable         (81,416)    (130,982)        149,369
Increase/(Decrease) in
 accrued expenses and
other liabilities          56,567       46,338         (39,077)
(Decrease)/Increase in
 pension costs accrued    (10,159)     (15,570)        (46,000)
Decrease in deferred
 tax asset                 80,939           --              --
Increase/(decrease) in
 Accrued  corporate
 income taxes              17,161      (84,943)        (96,066)
Total adjustments        (660,515)    (555,783)      1,483,753


Net cash (used in)/
provided by
operating activities      112,335     (269,342)      2,359,268


CASH FLOWS FROM INVESTING
 ACTIVITIES:
Expenditures for plant,
 property and equipment  (285,559)    (117,314)      (152,399)
Expenditures for
 Capitalized
 Development
 Costs                   (152,166)    (577,352)      (175,048)
Proceeds from sale
 of assets                  1,100           --             --
Net cash (used in)
 investing activities    (436,625)    (694,666)      (327,447)


CASH FLOWS FROM FINANCING
 ACTIVITIES:
Principal payments of
 long-term debt           (60,938)    (560,938)      (618,985)
Treasury stock sold            --       11,562             --

Net cash used in
 financing activities     (60,938)    (549,376)      (618,985)


NET (DECREASE)/INCREASE
 IN CASH AND CASH
 EQUIVALENTS             (385,228)  (1,513,384)     1,412,836

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR   1,989,703    3,503,087      2,090,251

CASH AND CASH EQUIVALENTS
 AT END OF YEAR        $1,604,475   $1,989,703     $3,503,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Interest paid             $45,464     $59,889        $103,271
Interest received           6,372      32,088          10,443
Corporate income taxes
 Paid                      20,950     220,325         685,000

See notes to the financial statements.



The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2004, 2003 and 2002

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

3.  Fair Value of Financial Instruments

The fair values of the Company's long-term debt and line of credit borrowings are estimated based upon interest rates currently available for borrowings with similar terms and maturities and approximate the carrying values. The fair values approximate the carrying values.

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

7.  Capitalized Development Costs

The Company has capitalized certain development costs in accordance with Statement of Financial Accounting Standards No. 2 (SFAS No.2) - Accounting for Research and Development Costs. The Company has $904,566 of capitalized development costs as of June 30, 2004 and had $752,400 of capitalized development costs as of June 30, 2003. These capitalized costs are for costs for efforts to improve and enhance the 2kW generator set product line and involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight and environmental requirements.

8.  Loan Fees

Loan fees are capitalized by the Company and amortized utilizing the straight-line basis over the term of the loan.

9.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company wrote-down approximately $50,356 of capitalized development costs in 2004. There were no such write-downs in 2003, or 2002.

10.  Income Taxes

The Company applies SFAS No. 109, "Accounting for Income Taxes."
Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

11.  Recent Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Accordingly, the required information will be provided for the Company's pension plan. The new disclosures are included in the Company's fiscal year 2004 Financial Statements and certain interim disclosures will commence with the first quarter of fiscal year 2005.

B.  Inventories

Inventories consist of:
                                         June 30,

                                     2004             2003

Finished goods                    $223,969          $93,288
Work in progress                   300,474          100,308
Raw materials                      401,058          358,584

                                  $925,501         $552,180

C.  Costs and Estimated Earnings on Uncompleted Contracts

                                             June 30,

                                      2004       2003

Costs incurred on
contracts in progress              $11,861,960  $10,332,794
Estimated contract profit            3,184,484    2,346,080

                                    15,046,444   12,678,874

Less:  billings to date             14,080,838   11,599,172
                                   $   965,606  $ 1,079,702

Included in the accompanying balance sheets under the following caption:

                                           June 30,

                                    2004            2003
Contract costs and related
 estimated profits
 in excess of applicable
 billings                         $965,606        $1,079,702

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

The changes in the number of shares under option are as follows:




                        Number of
                          Shares          Exercise Price

Balance, June 30,
2001                       40,500         $.91  Weighted average

Granted during 2002            --           --

Exercised                      --           --

Balance, June 30,
2002                       40,500         $.91  Weighted average

Granted during 2003        22,000         $3.93

Exercised                 (20,000)        $(.58)

Balance June 30,
 2003                      42,500         $2.03
Weighted average

Granted during 2004            --            --

Exercised                      --            --

Balance at June 30,
 2004                      42,500         $2.03  Weighted average


Exercisable at June
30, 2004                   31,500         $2.18  Weighted average

Also, at the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors. The number of shares issuable upon exercise of options, which may be granted under this Plan, shall not exceed 50,000 shares of common stock. No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2004.

Outstanding
                                  Weighted          Weighted
Exercise                          Average           Average
 Price       Options              Exercise          Remaining
                                  Price             Life-Years


$.58          7,500               $.58               5.5
$1.63        13,000               $1.63              6.2
$3.93        22,000               $3.93              8.5

             42,500



Exercisable
                                             Weighted
Exercise                                     Average
Price                 Options                Exercise
                                             Price
$.58                    7,500                $.58
$1.63                  13,000                $1.63
$3.93                  11,000                $3.93

                       31,500


For purposes of the disclosure required under SFAS No. 148, the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.93 per option in 2003, and $1.625 per option in 2001.

For the past three fiscal years, the number of options exercisable at fiscal year end was as follows: 31,500 at June 30, 2004, 20,500 at June 30, 2003 and 42,500 at June 30, 2002.

E.  Mortgage Note Payable

Mortgage Note Payable at June 30, consists of:

                                    2004         2003

Mortgage Note payable to Sovereign
 Bank due in monthly installments
 of $5,078 plus interest with a
 final maturity in January 2005.    $327,735     $388,672
            Less current portion:    327,735       60,938
                                    $     --     $327,734

On December 27, 2001, the Company and its primary Bank agreed to revised terms of its Mortgage Note agreement. The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus .5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005.

The Bank had also agreed to provide a $500,000 line-of-credit facility to be evidenced by promissory notes. This line of credit, which may be renewed on an annual basis, was renewed in November 2003 at a rate of .25% plus the prime rate. The prime rate at June 30, 2004 was 4.25%. There were no outstanding borrowings against the line-of-credit facility at June 30, 2004. Any outstanding borrowings under the line of credit will become due and payable on October 31 of each year.

The Mortgage Note is secured by a first mortgage on the Company's land and its building. Borrowings under the line-of-credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property. This borrowing arrangement with the bank contains no financial ratio or other debt covenants. The Company made voluntary principal reduction payment of $500,000 in November 2002.

Management has evaluated its indebtedness and has determined based on interest rates and related terms that the fair value of such debt approximates its carrying value.

F.  Taxes on Income

The Company applies SFAS No. 109, "Accounting for Income Taxes."
Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Based on pre-tax income of $242,086, $477,402 and $1,459,192, for the years ended June 30, 2004, 2003 and 2002, respectively, the relevant income and balance sheet accounts are detailed below:

Benefit/(Provision) for income taxes      Years ended June 30,

                      2004            2003              2002
Deferred
     Federal          $374,538        $34,609         $16,795
     State             108,737            508           3,710

Current
     Federal           $67,815       (182,603)       (468,238)
     State             (20,326)       (43,475)       (135,944)

                      $530,764      ($190,961)      ($583,677)

Deferred tax assets and liabilities as of June 30, 2004 and June 30, 2003 consisted of the following:


Deferred tax assets: (Current)          2004         2003
Vacation accrual                       $--          $32,082
Depreciation                          23,639             --
Pension payments made over expense     1,104         73,600

Total                                $24,743       $105,682

Deferred tax liabilities: (Non-
Current)
Depreciation and other                    --        564,214

Total                                   $ --       $564,214

Reconciliation of the U.S. statutory rate with the Company's
Effective tax rate is summarized as follows:

                                     Years ended June 30,

                                     2004    2003      2002
Federal statutory rate               34.0%   34.0%     34.0%
State income taxes net of federal
 Benefit                              6.0     6.0       6.0
Reversal of prior year deferrals    (259.4)   --         --

Effective Rate                      (219.4%) 40.0%     40.0%

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

The investment policy of the Company for its pension plan is to maximize value within the context of providing benefit security for plan participants. The plan assets are invested in a fixed income investment account.

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary.

The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Company's pension plan.

The information provided below is as of June 30 of the year indicated.

                                            PENSION PLAN

                                      2004            2003
Change in benefit obligation:
  Benefit obligation at beginning
of year                              $1,050,379       $835,513
  Service cost                           28,434         25,488
  Interest cost                          58,760         55,516
  Actuarial (gain)/loss                 (25,409)       177,453
  Benefits paid plus
   administrative expenses              (83,778)       (43,591)


  Benefit obligation at end of year  $1,028,386     $1,050,379

Change in plan assets:
  Fair value of plan assets at
   beginning of year                   $691,663       $498,686
  Actual return on plan assets           28,306         26,568
  Employer contributions                 60,000        210,000
  Benefits paid plus
    administrative expenses             (83,778)       (43,591)

Fair value of plan assets at end
of year                                $696,191       $691,663
Funded status                         $(332,195)     $(358,716)
Unrecognized actuarial loss             323,377        352,660

Accrued pension cost                    $(8,818)       $(6,056)

Minimum Pension Liability              $247,363       $278,913
Accumulated Benefit Obligation         $950,110       $976,632

The following table lists the components of the net periodic benefit cost of the pension plan and the assumptions used:

                                               Pension Plan

                                       2004         2003
Service cost-benefits earned
during the period                      $28,434     $25,488
Interest cost on projected benefit
Obligation                              58,760      55,516
Expected return on plan assets         (47,824)    (35,869)
Amortization of actuarial loss          23,392      14,403

Net periodic pension cost              $62,762     $59,538


Assumptions used in determination
 of benefit cost:

Discount rate                             6.11%       5.83%
Expected long-term rate of
 return on assets                         7.5%        7.5%
Rate of increase in compensation levels   3.0%        3.0%


The expected long-term rate of return on plan assets assumption is based on an analysis conducted by management and the external actuarial consultant. While the analysis gives appropriate consideration to recent asset performance and actual returns in the past, the assumption is primarily an estimated long-term, prospective rate.

Assumptions used in determination of periodic obligation cost:


                             2004             2003
Discount rate                5.83%            7.00%
Rate of compensation
Increase                     3.0%             3.0%

The following is the expected future payments

2004-2005              --
2005-2006              --
2006-2007            4,000
2007-2008           15,000
2008-2009           28,000
Years 2009-2014    308,000

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

                            Twelve Months Ended June 30, 2004

                      Income     Shares       Per Share Amount

Basic net income
per common share      $772,850   1,359,531    $.57
Effect of dilutive
Securities                  --      42,500   ($.02)
Diluted net income
per common share      $772,850   1,402,031    $.55


                          Twelve Months Ended June 30, 2003

                      Income     Shares       Per Share Amount
Basic net income
per common share      $286,441   1,359,531    $.21
Effect of dilutive
Securities                 --       43,275   $(.01)
Diluted net income
per common share      $286,441   1,402,806    $.20


                           Twelve Months Ended June 30, 2002

                        Income     Shares      Per Share Amount
Basic net income
per common share      $875,515     1,339,531   $.65
Effect of dilutive
Securities                  --        40,500  ($.02)
Diluted net income
per common share      $875,515     1,380,031   $.63

I.  Related Party Transaction

Due to Related Party represents notes payable to a founder
(stockholder) of the Company, at an interest rate of 9% per annum.
The notes are due upon demand and are subordinate to the mortgage note held by Sovereign Bank. The founder (stockholder) agreed not to seek repayment of the notes until the mortgage loan has been repaid.

J.  Other Income

Other income/(expense) consists of the following for the years ended
June 30:


                              2004        2003       2002

Sales of scrap and
 miscellaneous income/
(expense)-net               $(1,062)     $2,130    $(2,921)
Gain on sale of assets        1,100          --         --
Interest                      6,372      32,088     20,432

                             $6,410     $34,218    $17,511

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

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income.
Depreciation and amortization for the electronics industry and the leisure and recreation industry, respectively, was approximately $98,000 and $9,000 in 2004, $79,000 and $7,000 in 2003, and $80,000
and $8,000 in 2002. Capital expenditures were approximately $286,000 in 2004, $695,000 in 2003, and $327,000 in 2002.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.

The following tables present information about reported segment revenues, operating profit or loss, and assets, and reconcile such segment information to the Company's totals:



                                        Year ended June 30, 2004
                                            (in thousands)

                                             Leisure
                              Electronics    and         Total
                                             Recreation  Company

Total revenue                    $5,640       $  375     $6,015

Operating profit/(loss)             379          (98)       281

Interest expense and other
 income-net                                                 (39)

Profit before income taxes                                  242

Identifiable assets at
 June 30, 2004                    3,560        1,193      4,753


Corporate assets                                          1,751


Total assets at June 30, 2004                             6,504




                                       Year ended June 30, 2003
                                           (in thousands)

                                              Leisure
                              Electronics     and          Total
                                              Recreation   Company

Total revenue                  $6,270         $92         $6,362

Operating profit/(loss)           607         (107)          500

Interest expense and other
 income-net                                                  (23)

Profit before income taxes                                   477

Identifiable assets at
 June 30, 2003                  3,427          671         4,098

Corporate assets                                           2,223

Total assets at June 30, 2003                              6,321





                                   Year ended June 30, 2002
                                       (in thousands)

                                            Leisure
                           Electronics       and       Total
                                            Recreation Company

Total revenue               $8,446          $  470     $8,916

Operating profit/(loss)      1,555             (16)     1,539

Interest expense and
 other income-net                                         (80)

Profit before income taxes                              1,459

Identifiable assets at
 June 30, 2002               2,465             740      3,205

Corporate assets                                        3,613

Total assets at
 June 30, 2002                                          6,818

L.  Unaudited Quarterly Financial Data



2004     Revenue    Gross profit  Net income  Earnings per share
                                              Basic   Diluted

Sept.
 30     $1,186,774  $274,208      $7,530      $.01    $.01

Dec.
 31      1,387,072   285,636     (30,962)     (.02)   (.02)

Mar.
 31      1,605,040   382,176      47,763       .04     .03

Jun.
 30      1,836,417   552,013     748,519      $.54    $.53

Year    $6,015.303 $1,494,033   $772,850      $.57    $.55


2003    Revenue    Gross profit  Net income  Earnings per share
                                              Basic   Diluted

Sept.
 30     $1,991,665  $438,086      $109,885    $.08     $.08

Dec.
 31      1,679,185   484,836        88,064     .07      .06

Mar.
 31       1,030,157  466,420        86,918     .06      .06

Jun.
 30       1,660,825  296,790         1,574     .00      .00

 Year    $6,361,832 $1,686,132    $286,441    $.21     $.20



2002     Revenue    Gross profit   Net income  Earnings per share
                                               Basic     Diluted

Sept.
 30     $2,666,053   $685,152      $255,580    $.19     $.19

Dec.
 31      2,148,712    846,169       239,201     .18      .17

Mar.
 31      1,922,849    709,392       236,419     .18      .17

Jun.
 30      2,178,435    562,399       144,315     .10      .10

Year    $8,916,049  $2,803,112     $875,515    $.65     $.63

M.  Accounting for Stock-Based Compensation

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to account for its stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company does not recognize compensation expense on non-qualified stock options granted to employees when the exercise price of the options is equal to the market price of the underlying stock on the date of the grant.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock option grants under the fair value method prescribed by that Statement. Information with regard to the number of options granted, market price of the grants, vesting requirements, and the maximum term of the options granted appears by plan type in the sections below. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                2004          2003
Risk-free interest rate         5.00%         5.00%
Expected volatility            80.0%         80.0%
Expected dividend yield         0.0%          0.0%
Weighted-average option life   2 years       2 years
Weighted-average grant-date
  Fair value of options        $3.93         $3.93

The estimated fair value of the option grants are amortized to expense over the options' vesting period beginning January 1 of the following year, due to the timing of the grants. The Company's pro forma information for the years ended June 30, 2004, 2003, 2002 is as follows:

                                   Year Ended June 30

                               2004     2003      2002
Net income, as reported     $772,850   $286,441   $875,515
Deduct:  Total stock
-based employee
Compensation expense
Determined Under fair
value based method for
all Awards, net of
related tax effects          (18,398)    (9,870)       (0)


Pro forma net income        $754,452   $276,571  $875,515

Earnings per share:
Basic - as reported           $.57        $.21      $.65
Basic -pro forma              $.55        $.21      $.65

Diluted - as reported         $.55        $.20      $.63
Diluted - pro forma           $.54        $.20      $.63









Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

Item 9A.  CONTROLS AND PROCEDURES
The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2004, the design and operation of these disclosure controls and procedures were effective. During the fourth fiscal quarter covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

                  None







PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 2004 Annual
Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K




Plan category             (a)       (b)             (c)
                       Number of    Weighted-   Number of
                       Securities   average     securities
                       To be        exercise    remaining
                      issued upon   price       available
                       exercise of of           for future
                      outstanding  outstanding  issuance
                      options,     options,     under
                       warrants    warrants     equity
                      and rights   and rights   compensation
                                                plans
                                                (excluding
                                                securities
                                                reflected
                                                in column
                                                (a))


Equity
compensation
plans
approved
by security
holders             42,500       $2.034         72,500

Equity
compensation
plans not
approved
by security
holders                0              0               0


Total              42,500        $2.034         72,500

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders.


PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)  (1)  The following financial statements are included in Part II
Item 8:
                                                             Page

Report of Independent Registered Public Accounting Firm       22

Balance Sheets, June 30, 2004 and 2003                        23

Statements of Income, Years Ended June 30,
2004, 2003 and 2002                                           24

Statements of Stockholders' Equity, Years Ended
June 30, 2004, 2003 and 2002                                  24

Statements of Cash Flows, Years Ended June 30,
2004, 2003 and 2002                                           25

Notes to Financial Statements                                 26


       (2)  Exhibits                                          42

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately follows the signature page, and is incorporated herein by this reference.

(b)  Reports on Form 8-K

None
















SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION



/s/John H.D. Dewey                /s/ Thom A. Velto
BY: John H.D. Dewey               BY:  Thom A. Velto,
President and Chief                     Treasurer
 Executive Officer

DATE:  September 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Alexander A. Cameron                Date:  September 28, 2004
Alexander A. Cameron,Director



/s/ Frances D. Dewey                    Date:  September 28, 2004
Frances D. Dewey,Director



/s/ John H.D. Dewey                     Date:  September 28, 2004
John H.D. Dewey,Director



/s/ James M. Link                       Date:  September 28, 2004
James M. Link,Director



/s/ Nathaniel Roberts                   Date:  September 28, 2004
Nathaniel Roberts,Director


THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number                                                       Page No.

3(a)Certificate of Incorporation as amended.  This item was
filed as part of the Registrant's Form 10-K for the year ended June
30, 1988 and is herein incorporated by reference.                     --

3(b)By Laws as amended.  This item was filed as part of the
Registrant's Form 10-K for the year ended June 30, 1988
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

4(a)-Mortgage note modification agreement dated December 27,
2001 with Sovereign Bank providing for reducing outstanding
balance to $975,000,reducing interest rate, and extending
term to January 1, 2005  This item was filed as part of
the Registrants Form 10-K for the year ended June 30,
2002 and is herein incorporated by reference.                        --

4(b)-Line of credit agreement dated as of September 18, 1997 with Sovereign Bank providing for the borrowing of up to $500,000.
This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1997 and is herein incorporated by reference.--

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

32.2 Certification of Treasurer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Secton 906 of the Sarbanes-
Oxley Act of 2002 (filed herewith)


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

Date: September 28, 2004
By:   /s/ John H.D. Dewey
John H.D. Dewey, President and Chief
Executive Officer

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
Date: September 28, 2004
By:	/s/ Thom A. Velto
Thom A. Veto,Treasurer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of The Dewey Electronics Corporation (the "Corporation") on Form 10-K for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. D. Dewey, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ John H.D. Dewey
John H. D. Dewey, Chief Executive Officer
Date:  September 28, 2004

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





EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Dewey Electronics Corporation (the "Corporation") on Form 10-K for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A. Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Thom A. Velto
Thom A. Velto, Treasurer
Date:  September 28, 2004

A signed original of this written statement required by Section 906 has been provided to The Dewey Electronics Corporation and will be retained by The Dewey Electronics Corporation and furnished to the Securities and exchange commission or its staff upon request.