Form 10-K/A
period 2004-06-30
DEWEY ELECTRONICS CORP
filed 2004-10-28
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
__
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For the fiscal year ended June 30, 2004

or
__
|   |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-2892

THE DEWEY ELECTRONICS CORPORATION
(Exact name of registrant as specified in charter)

NEW YORK						13-1803974
(State of Incorporation)		R.S. Employer Identification No.)

27 Muller Road, Oakland, New Jersey			07436
(Address of principal executive offices)		Zip Code

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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,359,531 at October 20, 2004.

Documents Incorporated by Reference: None






THE DEWEY ELECTRONICS CORPORATION

TABLE OF CONTENTS

Item										Page

PART III

10.	Directors and Executive Officers of the Registrant	  3

11.	Executive Compensation						  4

12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters		  5

13.	Certain Relationships and Related Transactions		  7

14.	Principal Accountant Fees and Services			  7

PART IV

15.	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K						  8

16.	Signatures								  9












EXPLANATORY NOTE: This Form 10-K/A is being filed by The Dewey Electronics Corporation (the "Corporation") for the sole purpose of including in the Corporation's Form 10-K for the fiscal year ended June 30, 2004 the information required by Items 10-14 of Part III of Form 10-K within the period required by General Instruction G(3) to Form 10-K.


PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Information Concerning Directors. The following table sets forth the name of each member of the Board of Directors, his or her age, principal occupation during the past five years and the name and principal business of any corporation or organization in which such occupation is carried on, and the period during which he or she has served as director. John H. D. Dewey is a son of Frances D. Dewey.


Name                 Age   Principal Occupation           Director
				   During Past Five               Since
				   Years
				   Other Directorships
				   and Positions
				   With Corporation

Alexander A.
Cameron             82     President, Key Research          1964
                           and Market
                           Development, Inc.
                           Business
                           Consultants

Frances D. Dewey    77     Director of the Corporation      1955
                          (Chairperson of the Board
                           since June 14, 2002)
                           Secretary of the Corporation

John H.D. Dewey     39     President and Chief Executive    1999
                           Officer of the Corporation
                           (since December 4, 2002;
                           Acting Chief Executive Officer
                           from June 14, 2002 until
                           December 4, 2002)
                           Management Consultant
                           (until June 14, 2002)
                           President, Monastery Graphics, Inc.
                           Information Technology Consulting

LTG James M. Link   61
(USA Retired)              President                        2001
                           Director (since July 21, 2001)
                           Teledyne Brown Engineering
                           Systems Engineering

Nathaniel Roberts   38     General Manager                  1999
                           Callery-Judge Grove
                           Citrus Suppliers



	Executive Officers. In addition to John H. D. Dewey (see "Information Concerning Directors" above), the Corporation's executive officers are: Thom A. Velto, age 54, who has been Treasurer of the Corporation since February 1990; Edward L. Proskey, age 48, who was elected Vice President, Operations of the Corporation in June 1994 (this title was changed to Senior Vice President, Operations in June
2003); and Francis DeLorenzo, age 44, who was elected Vice President, Business Development and Marketing on June 3, 2000 (this title was changed to Vice President, Government Programs in June 2003). Prior to such election, Mr. DeLorenzo had been employed by the Corporation since 1991 in various program management capacities.

	Code of Business Conduct and Ethics. The Corporation has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. A copy of the code is available, free of charge, upon written request to the Corporate Secretary, The Dewey Electronics Corporation, at the Corporation's executive offices. Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed in a report on Form 8-K.

	"Audit Committee Financial Expert." The Corporation does not have an "audit committee financial expert" serving on its Board of Directors, as that term is defined by Securities and Exchange Commission rules. The Board believes that the directors collectively have sufficient knowledge of financial and auditing matters to effectively oversee the Corporation's accounting and financial reporting practices. Furthermore, the Board has the power to engage experts or consultants as it deems appropriate to carry out its responsibilities.


	16(a) Beneficial Ownership Reporting Compliance. For the fiscal year ended June 30, 2004, based solely on a review of copies of reports furnished to the Corporation or written representations that no other reports were required, the Corporation believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its executive officers and directors were complied with. With respect to holders of more than 10 percent of the Corporation's Common Stock as of June 30, 2004, the Corporation does not have any information regarding the Section 16(a) beneficial ownership reporting compliance of Mr. Paul Koether, other than his filings with the Securities and Exchange Commission (which do not include a Form 5).

Item 11.	EXECUTIVE COMPENSATION

	Summary Compensation Table. The following table sets forth the aggregate compensation paid by the Corporation during the Corporation's last three fiscal years to (1) the chief executive officer of the Corporation and (2) the other executive officers of the Corporation whose aggregate of salary and bonus compensation for the fiscal year ended June 30, 2004 exceeded $100,000.

Name and Principal      Fiscal         Salary     Bonus    Securities
Position                Year Ended                        Underlying
Fiscal                                                    Options/SARs
Year Ended                                                   (#)

John H.D. Dewey,        June 30, 2004  $128,461   $15,000    --
  President and Chief   June 30, 2003  $120,000      --     12,000
  Executive Officer     June 30, 2002  $  4,615      --      --
  (1)


Edward L. Proskey       June 30, 2004  $96,812    $10,000    --
  Senior Vice           June 30, 2003  $88,866    $10,000    3,000
President,              June 30, 2002  $86,284    $34,250    --
  Operations


Thom A. Velto
  Treasurer            June 30, 2004   $104,130   $8,000     --
                       June 30, 2003   $ 99,109   $10,000    3,000
                       June 30, 2002   $ 96,223   $30,000    --



(1) John H. D. Dewey was appointed Acting Chief Executive Officer of the Corporation on June 14, 2002 at an annual salary of $120,000. On December 4, 2002, Mr. Dewey was elected President and Chief Executive Officer of the Corporation. In addition to the salary set forth in the table above, Mr. Dewey received payments under the Corporation's policy regarding compensation of directors for the following fiscal years: 2004 -- $0. 2003 -- $0. 2002 -- $6,000. Pursuant to an
advisory agreement entered into in 2001, and terminated in 2002 when Mr. Dewey became an employee of the Corporation, the Corporation made payments to Monastery Graphics, Inc., a management and information technology consulting company of which Mr. Dewey is President, in the following amounts: 2004 -- $0. 2003-- $0. 2002 -- $44,625. Since becoming an employee of the Corporation, Mr. Dewey has not played an active role in Monastery Graphics' business.

	Option Grants in Last Fiscal Year. The Corporation did not grant any stock options to its executive officers during the fiscal year ended June 30, 2004.

	Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. None of the executive officers of the Corporation for whom information is provided in the "Summary Compensation Table" above exercised any stock options during the Corporation's fiscal year ended June 30, 2004. The following table sets forth, for each such executive officer, (1) the total number of securities underlying unexercised options as of the end of the Corporation's last fiscal year (June 30, 2004) and (2) the value of unexercised, in-the-money options as of the end of the Corporation's last fiscal year.










Name             Number of Securities            Value of Unexercised
                 Underlying Unexercised          In-the-Money Options
                 Options at Fiscal Year End (#)  at Fiscal Year End($)

               Exercisable   Unexercisable    Exercisable  Unexercisable

John H.D.
Dewey             6,000         6,000             --            --

Edward L.
Proskey           3,500         1,500            $3,750         --

Thom A.
Velto             3,500         1,500            $3,750         --

	Retirement Benefits. The Corporation has a non-contributory pension plan for all active employees, under which, in general, employees with 25 or more years of service can receive 20% of their average monthly earnings (based on earnings during the five years preceding retirement) up to a specified maximum of $850 per month for life assuming normal retirement at age 65 and vested employees with lesser service receive lesser amounts. Upon the employee's death, 50% of the monthly benefit is payable to the employee's spouse for life. Mrs. Dewey receives survivor's benefits of $602 per month but does not otherwise participate in the pension plan. The Corporation's executive officers will receive the monthly maximum amount of $850 at retirement, based upon current compensation levels and assuming normal retirement at age 65.

	Compensation of Directors. The Corporation's current policy regarding compensation of directors is to pay $4,000 per annum plus $400 for each Board meeting attended. During the Corporation's last fiscal year, the Board of Directors held four meetings; each director attended all meetings. Annual compensation of $25,000 was paid to Frances D. Dewey as Chairperson of the Board, in lieu of the directors fees described above. During the last fiscal year, General Link received $24,000 for serving on the Corporation's Business Development Committee. No payments for services as a director or member of the Corporation's Business Development Committee during fiscal year 2004 were made to John H.D. Dewey (who received compensation as an officer of the Corporation).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

	The following table sets forth certain information regarding ownership of the Corporation's Common Stock, as of October 20, 2004 (except as otherwise noted), by: (i) each person who is known by the Corporation to own beneficially more than five percent of the Corporation's Common Stock, (ii) each of the Corporation's directors,
(iii) each of the Corporation's executive officers for whom information is provided in the "Summary Compensation Table" above, and
(iv) all executive officers and directors as a group. The information presented in the table is based upon certain filings with the Securities and Exchange Commission by such persons, as indicated in the notes to the table below, or upon information otherwise provided by such persons to the Corporation. According to such filings or other information, such persons have sole voting and investment power with respect to shares reported as beneficially owned (except as indicated in the notes to the table below).




	The address of each person who is a director or officer of the Corporation is 27 Muller Road, Oakland, New Jersey 07436.


Name of Beneficial Owner             Number of Shares      % of the
                                     Beneficially owned    Common
                                                           Stock
Frances D. Dewey                     474,383 (1)           34.89%
A
sset Value Fund Limited Partnership  135,000 (2)            9.93%
376 Main Street, P.O. Box 74
Bedminster, New Jersey 07921

Alexander A. Cameron                  12,649                 *

John H.D. Dewey                       69,317 (3)            5.05%

LTG. James M. Link (USA Retired)          --                 --

Nathaniel Roberts                      1,475                 *

Edward Proskey                        15,010 (4)            1.10%

Thom A. Velto                         15,715 (4)            1.15%

All Directors and Executive
Officers as a Group (8 persons)      603,049 (5)           43.55%

* Less than 1%.

(1)	Does not include any shares of Common Stock beneficially owned by Mrs. Dewey's son, John H.D. Dewey. Mrs. Dewey disclaims any beneficial interest in the shares of Common Stock beneficially owned by John H.D. Dewey.

(2)	Based upon a Form 4 dated August 6, 2004 filed with the
Securities and Exchange Commission.

(3)	Includes 27,258 shares of Common Stock owned of record by
a trust for the benefit of a daughter of Frances D. Dewey, of which John H.D. Dewey (Mrs. Dewey's son) is the sole trustee. Does not include any shares of Common Stock beneficially owned by Mrs. Dewey. Mr. Dewey disclaims any beneficial interest in the shares of Common Stock beneficially owned by Mrs. Dewey. Also includes
12,000 shares issuable upon exercise of stock options granted under the Corporation's 1998 Stock Option Plan.

(4)	Includes 5,000 shares issuable upon exercise of stock
options granted under the Corporation's 1998 Stock Option Plan.

(5)	Includes 37,000 shares issuable upon exercise of stock
options.

Item 201(d) of Regulation S-K








Plan category        (a)          (b)           (c)
                  Number of       Weighted-      Number of
                  Securities      average        securities
                  to be issued    exercise       remaining
                  upon exercise   price of       available
                  of outstanding  outstand-      for future
                  options,        ing options    issuance
                  warrants        warrants       under equity
                  and rights      and rights     compensation
                                                 plans
                                                (excluding
                                                 securities
                                                 reflected
                                                 in column
                                                  (a))

Equity
compensation
plans approved
by security
holders           42,500          $2.034         72,500

Equity
compensation
plans not
approved by
security
holders              0               0              0

Total             42,500          $2.034         72,500



Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	During 1988, Gordon C. Dewey, the Corporation's co-founder, lent the Corporation a total of $200,000. The loans, which are unsecured, provide for the payment of interest at the fixed rate of 9%. The loans are repayable upon demand by Frances D. Dewey, his widow, but are subordinate to the Corporation's term loan with Sovereign Bank, its principal lender.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Audit Fees. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered to the Corporation for the audit of the Corporation's annual financial statements for the fiscal year ended June 30, 2004 and reviews of the financial statements included in the Corporation's Forms 10-Q for such year were $68,900. Such fees for the fiscal year ended June 30, 2003 were $59,838.

	Tax Fees. The aggregate fees billed by Deloitte & Touche LLP for tax services rendered to the Corporation during the fiscal year ended June 30, 2004 were $3,470. Such services consisted of research for tax planning. There were no such fees for the fiscal year ended June 30, 2003.

	Audit-Related Fees; All Other Fees. Deloitte & Touche LLP did not render any other services to the Corporation for the fiscal years ended June 30, 2004 and June 30, 2003.




PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		ON FORM 8-K

       (2)	Exhibits


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




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION



/s/ John H.D. Dewey					/s/ Thom A. Velto
BY: John H.D. Dewey					BY:  Thom A. Velto,
   President and Chief Executive Officer            Treasurer

DATE:	  October 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Alexander A. Cameron	Date:  October 27, 2004
Alexander A. Cameron		Director



/s/ Frances D. Dewey		Date:  October 27, 2004
Frances D. Dewey			Director



/s/ John H.D. Dewey		Date:  October 27, 2004
John H.D. Dewey			Director



/s/ James M. Link			Date:  October 27, 2004
James M. Link			Director



/s/ Nathaniel Roberts		Date:  October 27, 2004
Nathaniel Roberts			Director


THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number								Page No.

3	(a)-	Certificate of Incorporation as amended.
  This item was filed as part of the Registrant's Form
  10-K for the year ended June 30, 1988 and is
  herein incorporated by reference.        			--

3	(b)-	By Laws as amended.  This item was filed
  as part of the  Registrant's Form10-K for the year
  ended June 30, 1988 and is herein incorporated by
  reference.								--

4	(a)-	Agreement dated as of September 18, 1997
  with Sovereign Bank providing for the borrowing of
  $2,300,000 against issuance of a mortgage note payable
  to the Bank.  This item was filed as part of
  the Registrant's Form 10-K for the year ended June 30,
  1997 and is herein incorporated by reference.
			--

4	(a)-	Mortgage note modification agreement dated
  December 27, 2001 with Sovereign Bank providing for
  reducing outstanding balance to $975,000, reducing interest rate, and extending term to January 1, 2005  This item
  was filed as part of the Registrant's Form
  10-K for the year ended June 30, 2002 and is herein
  incorporated by reference.						--

4	(b)-	Line of credit agreement dated as of September
  18, 1997 with Sovereign Bank providing for the borrowing
  of up to $500,000.  This item was filed as part of the
  Registrant's Form 10-K for the year ended June 30, 1997
  and is herein incorporated by reference.			--

4	(c)-	2001 Stock Option Plan.  This item was filed
  with the Registrant's Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

4	(c)-	Amendment and Restatement of the 1998 Stock
  Option Plan.  This item was filed with the Registrant's
  Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

31.1	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Treasurer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Registrant's Form 10-K for the year ended June 30, 2004).

32.2	Certification of Treasurer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (previously filed with the Registrant's Form 10-K for the year ended June 30, 2004).


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

Date: October 27, 2004
By:  /s/ John H.D. Dewey
John H.D. Dewey
President and Chief
Executive Officer











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

Date: October 27, 2004
By:/s/ Thom A. Velto
Thom A. Velto
Treasurer