Form 10-Q
period 2004-09-30
DEWEY ELECTRONICS CORP
filed 2004-11-15
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 2004
Commission File No 0-2892


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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,359,531 at November 5, 2004.

















THE DEWEY ELECTRONICS CORPORATION


                               INDEX



                                                                   Page No.

Part I  Financial Information

Item 1.  Consolidated Financial Statements                           3

Balance Sheets -
September 30, 2004 and June 30, 2004                                 4

Statements of Operations -
Three Months Ended September 30, 2004
and September 30, 2003                                               5

Statements of Cash Flows for the
Three Months Ended September 30, 2004
and September 30, 2003                                               6

Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                       12

Item 4.  Controls and Procedures                                    20

Part II  Other Information

Item 2.  Unregistered Sales of Equity Securities and
Use of Proceeds                                                     21

Item 4.  Submission of Matters to a Vote of Security
Holders                                                             21

Item 6.  Exhibits                                                   21




















PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2004.















THE DEWEY ELECTRONICS CORPORATION
BALANCE SHEETS

                                          SEPTEMBER 30,     JUNE 30,

                                              2004           2004
                                          (UNAUDITED)

ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS               $1,410,426       $1,604,475
  ACCOUNTS RECEIVABLE, NET                   684,501          810,051
  INVENTORIES                              1,276,280          925,501
  CONTRACT COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS OF BILLINGS          1,083,405          965,606
  DEFERRED TAX ASSET                          24,743           24,743
  PREPAID EXPENSES AND OTHER CURRENT
   ASSETS                                    121,345          122,182

      TOTAL CURRENT ASSETS                 4,600,700        4,452,558

PLANT, PROPERTY AND EQUIPMENT - NET          556,475          575,455

CAPITALIZED DEVELOPMENT COSTS                912,795          904,566
DEFERRED LOAN FEES                            24,694           43,215
LAND AND RELATED COSTS HELD FOR SALE         513,506          506,345
      TOTAL OTHER ASSETS                   1,450,995        1,454,126

TOTAL ASSETS                               6,608,170        6,482,139

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                   $ 332,827         $255,029
  ACCRUED EXPENSES AND OTHER LIABILITIES     242,200          251,921
  ACCRUED CORPORATE INCOME TAXES              65,965           32,384
  ACCRUED PENSION COSTS                        8,818            8,818
  MORTGAGE NOTE PAYABLE                      312,500          327,735
  DUE TO RELATED PARTY                       200,000          200,000

    TOTAL CURRENT LIABILITIES              1,162,310        1,075,887

LONG-TERM PENSION LIABILITY                  232,363          247,363

STOCKHOLDERS' EQUITY:
  COMMON STOCK, par value $.01; authorized
3,000,000 shares; issued and outstanding
1,693,397 shares                              16,934           16,934
  PAID-IN CAPITAL                          2,817,474        2,817,474
  ACCUMULATED EARNINGS                     3,034,804        2,980,196
  ACCUMULATED OTHER COMPREHENSIVE LOSS      (165,013)        (165,013)

                                           5,704,199        5,649,591
LESS: TREASURY STOCK 333,866 SHARES
  AT COST                                   (490,702)        (490,702)

  TOTAL STOCKHOLDERS' EQUITY               5,213,497        5,158,889
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $6,608,170       $6,482,139

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)



                                           THREE MONTHS ENDED

                                              SEPTEMBER 30

                                        2004            2003

REVENUES                             $1,285,075      $1,186,774

   COST OF REVENUES                     889,085         912,566

GROSS PROFIT                            395,990         274,208

  SELLING & ADMIN. EXPENSES             297,891         252,393

OPERATING INCOME                         98,099          21,815

   INTEREST EXPENSE                       9,376          12,401

   OTHER INCOME - NET                    (2,291)         (3,136)

INCOME BEFORE INCOME TAXES               91,014          12,550

INCOME TAX EXPENSE                      (36,406)         (5,020)

NET INCOME                              $54,608          $7,530
                                      =========        =========




NET INCOME PER SHARE:
   BASIC                                $0.04            $0.01
   DILUTED                              $0.04            $0.01


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                             1,359,531         1,359,531
   DILUTED                           1,402,031         1,402,031


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS















THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              THREE MONTHS ENDED

                                                 SEPTEMBER 30,
                                           2004             2003

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                             $    54,608     $    7,530

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH USED IN OPERATING
  ACTIVITIES:
   DEPRECIATION                             26,850         18,570
   AMORTIZATION OF LOAN FEES                18,521          2,475
  DECREASE IN ACCOUNTS RECEIVABLE          125,550        555,733
  INCREASE IN INVENTORIES                 (350,779)      (543,627)
  (INCREASE)/DECREASE IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS                (117,799)       104,524
  DECREASE/(INCREASE) IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS                   837         (2,178)
   INCREASE/(DECREASE) IN ACCOUNTS PAYABLE  77,798       (137,512)
   DECREASE IN ACCRUED LIABILITIES          (9,721)       (40,392)
   INCREASE IN ACCRUED CORPORATE
     INCOME TAXES                           33,581          4,696
   DECREASE IN ACCRUED PENSION COSTS       (15,000)        15,000

   TOTAL ADJUSTMENTS                      (210,162)       (22,711)

NET CASH USED IN OPERATING ACTIVITIES     (155,554)       (15,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
     EQUIPMENT                              (7,870)       (37,868)
   EXPENDITURES FOR CAPITALIZED DEVELOPMENT
      COSTS                                 (8,229)       (43,187)
   COSTS CAPITALIZED WITH LAND HELD FOR
      SALE                                  (7,161)            --

NET CASH USED IN INVESTING ACTIVITIES      (23,260)       (81,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM DEBT    (15,235)       (15,234)

NET CASH USED IN FINANCING ACTIVITIES      (15,235)       (15,234)

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                            (194,049)      (111,470)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                             1,604,475      1,989,703

CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                             $  1,410,426     $1,878,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      INTEREST PAID                         $9,455        $12,478
      INTEREST RECEIVED                     $1,885         $1,969
      CORPORATE INCOME TAXES PAID           $2,825           $325

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

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


                                        3 Months Ended September 30
                                             2004         2003

Net income, as reported                     $54,608      $7,530



Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  Effects                                     4,935       3,589

Pro forma net income                        $49,673      $3,941

Earnings per share:
  Basic - as reported                        $.04         $.01
  Basic - pro forma                          $.04         $.00

Diluted - as reported                        $.04         $.01
Diluted - pro forma                          $.04         $.00

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



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004


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


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004


					September 30, 2004	   June 30, 2004
		Finished Goods		$  252,144			$223,969
		Work In Progress		   602,423			 300,474
		Raw Materials		   421,713			 401,058
				Total		$1,276,280			$925,501
						==========			=========

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



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



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

NOTE 10:  INCOME TAXES

The income tax expense for the three month period ended September 30, 2004 and 2003 was at an effective tax rate of 40%.

NOTE 11:  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. Management believes that, as of September 30, 2004, the carrying value of such assets are not impaired.












THE DEWEY ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004


NOTE 12:  INCOME PER SHARE

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.



                                     Three Months Ended September 30,
                          2004                      2003
                                    Per                       Per
                Income  Shares      Share   Income  Shares    Share
                                    Amount                    Amount
Basic
 Net
 income
 per
 common
 share          $54,608  1,359,531  $.04   $7,530  1,359,531  $.01

Effect
 Of
 dilutive
 Securities           -     42,500   --        --     42,500    --

Diluted
 Net
 income
 per
 common
 share           $54,608  1,402,031  $.04   $7,530  1,402,031  $.01





THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

NOTE 13:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the three month period ended September 30, 2004 and 2003 are as follows:


                                         Three months ended
                                           September 30,
                                      2004               2003

Electronics Segment
  Revenues                         $1,246,129         $1,176,826
  Operating Income                    112,539             50,634

LEISURE AND RECREATION SEGMENT
  Revenues                             38,946              9,948
  Operating (Loss)                    (14,440)           (28,819)

Total
  Revenues                          1,285,075          1,186,774

  Operating Income                     98,099             21,815

Interest Expense                       (9,376)           (12,401)
Other Income                            2,291              3,136
Income Tax Expense                    (36,406)            (5,020)

  Net Income                        $  54,608           $  7,530



NOTE 14:  PENSION PLAN

Three months ended September 30


                                          2004         2003
Service cost                              $7,067       $7,108
Interest cost                             15,708       14,690
Expected return on plan assets           (13,550)     (11,956)
Amortization of prior service cost            --           --
Amortization of net (gain) loss            4,786        5,848

Net periodic benefit cost                $14,011      $15,690

Employer Contributions

The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary. As of September 30, 2004, $30,000 of contributions have been made. The Company presently expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary.




THE DEWEY ELECTRONICS CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited consolidated financial statements, including the notes thereto, appearing in the Company's Form 10-K for the fiscal year ended June 30, 2004. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Government Defense Business" and "Company Strategy". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.


Operating Segments

The Company is organized into two operating segments on the basis of the types of products offered. Each segment is comprised of separate and distinct businesses: the electronics segment - primarily business with the Department of Defense, and the leisure and recreation segment
- primarily business with ski areas and resorts.

In the electronics segment, the Company is a producer of electronic and electromechanical systems for the Armed Forces of the United States. The Company provides its products in this segment either as a prime contractor or as a subcontractor for the Department of Defense.

The electronics segment is comprised primarily of the 2kW generator product line, two research and development contracts, and other various orders, more limited in scope and duration. The 2kW generator product line is provided to the various branches of the Armed Forces of the United States. Production is for a long-term contract as well as short-term orders for limited quantities. The Company also provides speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a sub-contractor. In past years, the Company had various long-term contracts to provide the U.S. Navy with equipment.

Under the 2kW diesel operated tactical generator set contract, the Company has been the sole source producer for the Department of Defense since 1997. The original contract was awarded in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001, to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through September 30, 2004 amount to approximately $12 million. As with the prior contract, this contract allows for the Army to place annual production orders and to place
additional interim orders.    However, no assurances can be made that
further orders will be placed or, if they are placed, the timing and amount of such orders.

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

Consolidated Summary

For the three-month period ended September 30, 2004, consolidated revenues were $1,285,075 and operations resulted in a profit of $98,099. During the same period last year, consolidated revenues were $1,186,774 and operating income was $21,815.

Revenues for the three-month period this year were higher compared to the same three-month period last year. This is attributable to both segments and is discussed further below in the results of operations by business segment. Also, information about the Company's operations in its two segments for the three month period this year and last year can be found in Note 14 of the Notes to Consolidated Financial Statements.

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

For the three-month period ended September 30, 2004, revenues in the electronics segment were $69,303 higher than the same three-month period last year. This is partly the result of increased revenues from various orders which are generally for replacement parts. This increase in various orders includes increased orders received for 2kW generator sets not part of the Company's contract with the U.S. Army. They have been received mostly from other companies which are incorporating the 2kW generator sets into the product which they are supplying to the U.S. Government. The government sector has also begun to order small quantities of 2kW generator sets for a specific user, independent of the Company's contract. In addition, the Company's efforts towards the research and development contract awarded to the Company in September 2003 (the "2003 R&D Contract") have generated revenues not present during this time period last year. The production of 2kW generator sets under the Company's contract with the Army has contributed less revenues during this period when compared to last year.

The 2003 R&D Contract is for work being performed towards the improvement to the current 2kW diesel operated generator set specifically at the request of the U.S. Army for lighter, quieter models. On September 28, 2004, the Company was awarded a second research and development contract by the U.S. Army for work to be performed towards similar objectives. Both of these research and development contracts are cost plus fixed fee contracts. For additional information, see "Company Strategy" below.

The Company's contract to provide the Armed Forces with diesel operated generator sets provided lower revenues during this three month period when compared to the same three month period last year. This is the result of reduced orders and the affected production levels. See "Government Defense Business" below.

As of September 30, 2004, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.4 million. It is estimated that approximately $3.6 million of this backlog will be recognized as revenues during this fiscal year ending June 30, 2005.

As of September 30, 2003, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.5 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were higher by $28,998 for the three month period ended September 30, 2004 when compared to the same period last year as a result of increased sales of replacement parts. No snowmaking machine sales were made during this period of either year. The sale of snowmaking machines are recorded when machinery has been delivered which historically has been during the second fiscal quarter.

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

At September 30, 2004, the Company's working capital was $3,438,390 compared to $3,376,671 at June 30, 2004.

The ratio of current assets to current liabilities was 3.96 to 1 at September 30, 2004 and 4.14 to 1 at June 30, 2004.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                             Three Months ended September 30,

                                    2004           2003
Net Cash used in
  Operating activities           $(155,554)      $(15,181)
  Investing activities            $(23,260)      $(81,055)
  Financing activities            $(15,235)      $(15,234)


Operating Activities

Adjustments to reconcile net earnings to net cash used in operating activities are presented in the Statements to Cash Flows in the Company's Financial Statements.

Net cash used in operating activities in the three month period ended September 30, 2004 was comprised primarily of net income before depreciation and amortization, an increase in accounts payable, and an increase in inventories. Inventories increased primarily as a result of the Company's efforts to increase capacity of 2kW generator sets for more rapid delivery of orders.

During the three month period ended September 30, 2003, net cash used in operating activities was comprised primarily of net income before depreciation and amortization, a decrease in accounts receivable and an increase in inventories. Inventories increased primarily as a result of the Company's efforts to produce snowmaking and machines to be available for sales.

The Company expenses its research and development costs as incurred. These costs consist primarily of material and labor costs. For the three month period ended September 30, 2004, the Company expensed $12,764 of these costs. For the same three month period last year, the Company expensed $61,777 of research and development costs.

Investing Activities

During the three-month period ended September 30, 2004, investing activities used $23,260. Of this amount, $7,870 was used for plant, property and equipment, and $7,161 was used for costs associated with undeveloped land owned by the Company and described below under "Financing Activities". The Company has also used $8,229 to continue to invest in its efforts to improve its products and existing technologies in its generator product line. See 'Company Strategy' below for further information on this effort.

During the three month period ended September 30, 2003, net cash used in investing activities amounted to $81,055. Of this amount, $37,868 was used for plant, property and equipment, and $43,187 was used by the Company to continue to invest in its efforts to improve its technologies in its generator product line.

Financing Activities

Financing activities during the three month period ended September 30, 2004 used $15,235 and used $15,234 during the same period last year. These amounts represent principal reduction payments made toward the Company's Mortgage Note agreement.

On December 27, 2001, the Company and its primary Bank had agreed to revised terms of its Mortgage Note agreement. The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus .5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005. Management believes that the Company's Mortgage Note agreement will again be renewed on terms to be determined.

The Company also has a line of credit agreement with Sovereign Bank in the amount of $500,000 at the rate of .25% plus the Bank's prime rate, which may be renewed on October 31 of each year. The Bank had also agreed to extend the Company's line of credit of $500,000 through October 2004 at the rate of the Bank's prime rate plus .25%. As of September 30, 2004, there were no outstanding borrowings against this line of credit facility. On November 1, 2004, this term loan agreement was renewed through October 31, 2005 on the same terms and conditions.

The Mortgage Note is secured by a first mortgage on all of the Company's land and its building. Borrowings under the line of credit arrangement are secured by a first lien on all of the Company's machinery, equipment and other personal property.

The Company also has a note payable to a co-founder (shareholder) in the amount of $200,000, bearing the interest rate of 9% per annum. This note is unsecured and is subordinate to the Company's Mortgage Note with the Bank. It has been classified on the balance sheet as a short-term liability since the Mortgage Note has a maturity date of January 2005. If the Mortgage Note agreement is renewed, this note would again be classified as a long-term liability.

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

As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. Orders under this new contract were received as final deliveries were being made on the prior contract. The amount of orders received under this contract is approximately $12 million through September 30, 2004. Deliveries are scheduled to continue during the current fiscal year.

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

Company Strategy

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington is in the amount of approximately $1.8 million. The contract is for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the Army for lighter, quieter models. The Company is in the development stage, and some components are being tested. Work on this contract is being performed at the Company's location in Oakland, New Jersey and is expected to continue through the current fiscal year ending June 2005. There are no assurances of future production orders as a result of this contract. However, the contract requires the Company to present improvements to the government.

On September 28, 2004, the Company was awarded another 'cost plus fixed fee' research and development contract. This contract, also with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington, DC, is in the amount of approximately $1.5 million. This contract is for the further development of improvements to the 2kW generator set provided to the U.S. Armed Forces. Efforts towards this contract are expected to continue through August 2006.

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

The market for snowmaking machines has changed in recent years. Rather than order machinery months ahead of time, customers are expecting product to be readily available for immediate use. In order to remain competitive in this market, the Company has produced some models of snowmaking machines for inventory purposes. It is also enhancing the technical capabilities as optional items for these machines.

Despite the inherent risks and uncertainties of investing in inventory, management believes that the investments in inventory described above are important to the Company's business and future growth.


Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements herein and contained within the Company's Form 10-K for the fiscal year ended June 30, 2004. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, long-lived assets, pensions, impairment of long-lived assets, capitalized development costs and valuation of deferred tax assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates", contained within the Company's Form 10-K for the fiscal year ended June 30, 2004.

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



ITEM 4.  Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2004, the design and operation of these disclosure controls and procedures were effective. During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds

None


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this quarterly report on Form 10-Q.










SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE DEWEY ELECTRONICS CORPORATION




                               /s/John H.D. Dewey
Date:  November 15, 2004          John H.D. Dewey
                               President and Chief Executive Officer




                               /s/Thom A. Velto
Date:  November 15, 2004          Thom A. Velto
                                  Treasurer













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

Date: November 15, 2004
By:  /s/ John H.D. Dewey
John H.D. Dewey, President/CEO



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

Date: November 15, 2004
By:   /s/ Thom A. Velto
Thom A. Velto, Treasurer


EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, John H. D. Dewey, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ John H.D. Dewey
John H. D. Dewey, Chief Executive Officer
Date:  November 15, 2004

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





EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Dewey Electronics Corporation (the "Corporation") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thom A. Velto, Treasurer of the Corporation, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Thom A. Velto
Thom A. Velto, Treasurer
Date:  November 15, 2004

A signed original of this written statement required by Section 906 has been provided to The Dewey Electronics Corporation and will be retained by The Dewey Electronics Corporation and furnished to the Securities and exchange commission or its staff upon request.