Form 10-Q
period 2004-12-31
DEWEY ELECTRONICS CORP
filed 2005-02-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 2004
Commission File No 0-2892


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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,362,031 at February 4, 2005.












THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                             Page No.

Part I  Financial Information

Item 1.  Consolidated Financial Statements                       3

Consolidated Balance Sheets -
December 31, 2004 and June 30, 2004                              4

Consolidated Statements of Operations -
Three and Six Months Ended December 31, 2004
and December 31, 2003                                            5

Consolidated Statements of Cash Flows for the
Six Months Ended December 31, 2004
and December 31, 2003                                            6

Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                             15

Item 4.  Controls and Procedures                                23

Part II  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                            24

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                24

Item 6.  Exhibits and Reports on Form 8-K                       24




















PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in
Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2004.


































THE DEWEY ELECTRONICS CORPORATION
BALANCE SHEETS

                                              DECEMBER 31,     JUNE 30,
                                                 2004            2004
                                             (UNAUDITED)

ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                   $1,495,333     $1,604,475
  ACCOUNTS RECEIVABLE, NET                       924,913        810,051
  INVENTORIES                                    822,855        925,501
  CONTRACT COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS OF BILLINGS              1,125,275        965,606
  DEFERRED TAX ASSET                              25,192         24,743
  PREPAID EXPENSES AND OTHER CURRENT ASSETS      186,961        242,182

      TOTAL CURRENT ASSETS                     4,580,529      4,572,558

PLANT, PROPERTY AND EQUIPMENT - NET              545,458        575,455

CAPITALIZED DEVELOPMENT COSTS                    690,704        684,566
DEFERRED FEES                                     46,172        143,215
LAND AND RELATED COSTS HELD FOR SALE             553,317        506,345
      TOTAL OTHER ASSETS                       1,290,193      1,334,126

TOTAL ASSETS                                   6,416,180      6,482,139

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                       $ 182,742       $255,029
  ACCRUED EXPENSES AND OTHER LIABILITIES         248,234        251,921
  ACCRUED CORPORATE INCOME TAXES                  33,677         32,384
  ACCRUED PENSION COSTS                            8,818          8,818
  MORTGAGE NOTE PAYABLE                          297,266        327,735
  DUE TO RELATED PARTY                           200,000        200,000

    TOTAL CURRENT LIABILITIES                    970,737      1,075,887

LONG-TERM PENSION LIABILITY                      247,363        247,363
DEFERRED INCOME TAXES                             13,535              -

STOCKHOLDERS' EQUITY:
  COMMON STOCK, par value $.01; authorized
3,000,000 shares; issued and outstanding
1,693,397 shares                                  16,934         16,934
  PAID-IN CAPITAL                              2,817,474      2,817,474
  ACCUMULATED EARNINGS                         3,005,852      2,980,196
  ACCUMULATED OTHER COMPREHENSIVE
    LOSS-PENSION                                (165,013)      (165,013)
                                               5,675,247      5,649,591
LESS: TREASURY STOCK 333,866 SHARES AT COST     (490,702)      (490,702)

  TOTAL STOCKHOLDERS' EQUITY                   5,184,545      5,158,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $6,416,180     $6,482,139

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)


                          THREE MONTHS ENDED     SIX MONTHS ENDED
                             DECEMBER 31            DECEMBER 31
                         2004        2003        2004        2003

REVENUES                 $1,853,382  $1,387,072  $3,138,457  $2,573,846

   COST OF REVENUES       1,561,153   1,101,436   2,450,238   2,014,002

GROSS PROFIT                292,229     285,636     688,219     559,844

  SELLING & ADMIN.
    EXPENSES                334,901     324,435     632,792     576,828

OPERATING INCOME            (42,672)    (38,799)     55,427     (16,984)

   INTEREST EXPENSE           9,146      10,060      18,522      22,461

   OTHER (INCOME) - NET      (3,564)      2,745      (5,855)       (391)

INCOME BEFORE INCOME TAXES  (48,254)    (51,604)     42,760     (39,054)

INCOME TAX BENEFIT/(EXPENSE) 19,302      20,642     (17,104)     15,622

NET (LOSS)/INCOME          ($28,952)   ($30,962)    $25,656    ($23,432)




NET (LOSS)/INCOME PER SHARE:
   BASIC                      ($0.02)   ($0.02)      $0.02      ($0.02)
   DILUTED                    ($0.02)   ($0.02)      $0.02      ($0.02)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                   1,359,531   1,359,531    1,359,531   1,359,531
   DILUTED                 1,367,671   1,367,664    1,367,556   1,367,719


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                             SIX MONTHS ENDED
                                               DECEMBER 31,
                                           2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)                       $  25,656      ($23,432)

ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH USED IN OPERATING
  ACTIVITIES:
   DEPRECIATION                            53,700        37,141
   AMORTIZATION OF FEES                    97,043         4,950
  DEFERRED INCOME TAXES                    13,086             -
  (INCREASE) IN ACCOUNTS RECEIVABLE      (114,862)     (511,227)
  DECREASE/(INCREASE) IN INVENTORIES      102,646      (429,207)
  (INCREASE)/DECREASE IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS
    IN EXCESS OF APPLICABLE BILLINGS     (159,669)      388,408
  DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS               55,221        17,872
   (DECREASE)/INCREASE IN ACCOUNTS
      PAYABLE                             (72,287)       93,114
   (DECREASE) IN ACCRUED LIABILITIES       (3,687)      (79,548)
   INCREASE/(DECREASE) IN CORPORATE
     INCOME TAXES                           1,293       (15,223)
   INCREASE IN ACCRUED PENSION COSTS            -        30,000

   TOTAL ADJUSTMENTS                      (27,516)     (463,720)

NET CASH USED IN OPERATING ACTIVITIES      (1,860)     (487,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
     EQUIPMENT                            (23,703)     (191,967)
   EXPENDITURES FOR CAPITALIZED
     DEVELOPMENT COSTS                     (6,138)     (120,628)
   COSTS CAPITALIZED WITH LAND HELD
     FOR SALE                             (46,972)            -

NET CASH USED IN INVESTING ACTIVITIES     (76,813)     (312,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF DEBT             (30,469)      (30,469)

NET CASH USED IN FINANCING ACTIVITIES     (30,469)      (30,469)

NET INCREASE/(DECREASE) IN CASH AND
   CASH EQUIVALENTS                      (109,142)     (830,216)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                            1,604,475     1,989,703

CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                            $  1,495,333    $1,159,487

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      INTEREST PAID                       $18,628       $22,564
      INTEREST RECEIVED                     3,785         3,944
      CORPORATE INCOME TAXES PAID           2,825           325

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004

NOTE 1:  STOCK BASED COMPENSATION

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


                                    3 Months Ended December 31
                                        2004            2003

Net (loss), as reported              ($28,952)        ($30,962)

Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  Effects                               4,935            4,979

Pro forma net (loss)                 ($33,887)        ($35,941)

Earnings per share:
  Basic - as reported                  ($.02)           ($.02)
  Basic - pro forma                    ($.02)           ($.03)

Diluted - as reported                  ($.02)           ($.02)
Diluted - pro forma                    ($.02)           ($.03)



                                    6 Months Ended December 31
                                        2004            2003

Net income/(loss), as reported        $25,656         ($23,432)

Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  Effects                               9,870           8,565

Pro forma net income/(loss)           $15,786        ($31,997)

Earnings per share:
  Basic - as reported                  $.02           ($.02)
  Basic - pro forma                    $.01           ($.02)

Diluted - as reported                  $.02           ($.02)
Diluted - pro forma                    $.01           ($.02)



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004

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

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004



FOR THE SIX MONTHS ENDED DECEMBER 31, 2004


                   December 31, 2004      June 30, 2004
Finished Goods     $345,144               $223,969
Work In Progress    190,822                300,474
Raw Materials       286,889                401,058
           Total   $822,855               $925,501
                   ========               ========


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



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004



NOTE 10:  INCOME TAXES

The income tax expense for the three and six month periods ended
December 31, 2004 and 2003 was at an effective tax rate of 40%.

NOTE 11:  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. Management believes that, as of December 31, 2004, the carrying value of such assets are not impaired.


NOTE 12:  EARNINGS PER SHARE

Basic net(loss)/income per share is computed by dividing reported net
(loss)/income available to common shareholders by the weighted average shares outstanding for the period. Diluted net (loss)/income per share is computed by dividing reported net (loss)/income available to common shareholders by the weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net (loss)/income per common share computations.


                              Three Months Ended December 31,
                           2004                          2003
                                    Per                          Per
               Loss      Shares     Share    Loss      Shares    Share
                                    Amount                       Amount

Basic
 Net
 (loss)
 per
 common
 share        ($28,952)  1,359,531  ($.02)  ($30,962)  1,359,531  ($.02)

Effect
 Of
 dilutive
 Securities        -         8,140     --        --        8,133     --

Diluted
 Net
 (loss)
 per
 common
 share        ($28,952)  1,367,671  ($.02)  ($30,962)  1,367,664  ($.02)






THE DEWEY ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004




                               Six Months Ended December 31,
                            2004                       2003
                                    Per                         Per
                Income   Shares     Share   Loss     Shares    Share
                                    Amount                     Amount

Basic
 Net
 income/
 (loss)
 per
 common
 share         $25,656   1,359,531  $.02   ($23,432) 1,359,531  ($.02)

Effect
 Of
 dilutive
 Securities         -        8,025    --        --       8,188    --

Diluted
 Net
 income/
 (loss)
 per
 common
 share         $25,656   1,367,556  $.02   ($23,432) 1,367,719  ($.02)




NOTE 13:  RECENT PRONOUNCEMENTS

On December 15, 2004, the Financial Accounting Standards Board ("FASB") released its final revised standard entitled FASB Statement No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R requires that a public entity measure the cost of equity based service awards based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact SFAS No. 123R will have on our financial position and results of operations and does not anticipate that the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects the adoption of SFAS No. 151 will not have a material impact on our financial position or results of operations.





THE DEWEY ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004


On December 15, 2004 the FASB issued Statement No. 153 ("SFAS No. 153"), Exchanges of Nonmonetary Assets - an Amendment of Accounting Principles Board Opinion No. 29. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects the adoption of SFAS No. 153 will not have a material impact on our financial position or results of operations.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income. The Act also provides for other changes in tax law that will affect a variety of taxpayers. On December 21, 2004, the Financial Accounting Standards Board ("FASB") issued two FASB Staff Positions ("FSP") regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes. The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted. The Company adopted these positions and determined that they do not have a material impact on the Company's results of operations or financial condition.


NOTE 14:	SEGMENT INFORMATION

Information about the Company's operations in its two segments for the three and six month periods ended December 31, 2004 and 2003 are as follows:


                          Three months ended      Six months ended
                              December 31,            December 31
                         2004       2003        2004         2003

Electronics Segment
  Revenues             $1,702,439  $1,031,839  $2,948,568  $2,208,665
  Operating Income/
   (Loss)                  18,413     (35,718)    130,952      14,916

Leisure and
 Recreation
  Revenues                150,943     355,233     189,889     365,181
  Operating (Loss)        (61,085)     (3,081)    (75,525)    (31,900)

Total
  Revenues              1,853,382   1,387,072   3,138,457   2,573,846

  Operating (Loss
 /Income                  (42,672)    (38,799)     55,427     (16,984)

Interest Expense           (9,146)    (10,060)    (18,522)    (22,461)
Other Income                3,564      (2,745)      5,855         391
Income Tax
Benefit(Expense)           19,302      20,642     (17,104)     15,622

  Net (Loss)/Income      ($28,952)   ($30,962)    $25,656    ($23,432)


NOTE 15:  PENSION PLAN


                      Three months ended        Six months ended
                         December 31,             December 31,
                      2004       2003         2004       2003

Service cost          $7,066    $7,109      $14,133     $14,217
Interest cost         15,709    14,690       31,417      29,380
Expected return
 on plan assets      (13,550)  (11,956)     (27,100)    (23,912)
Amortization of
 prior service
  cost                    --        --           --          --
Amortization of net
 (gain) loss           4,786     5,848        9,572      11,696


Net periodic benefit
 Cost                $14,011   $15,691      $28,022     $31,381


Employer Contributions

The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary. As of December 31, 2004, $30,000 of contributions have been made. The Company presently expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary.

NOTE 16:  LAND AND RELATED COSTS HELD FOR SALE

On December 29, 2004, the Company agreed to sell approximately 68 acres of land. Completion of the proposed land sale depends, among other things, on a number of conditions being satisfied, including extensive regulatory and rezoning approvals from New Jersey state and local entities, and approval by the Company's stockholders. Accordingly, there can be no assurance that the sale will be completed or, if completed, the timing thereof. This land and related costs held for sale are recorded on the Company's Balance sheet at $553,317

NOTE 17:  RECLASSIFICATIONS

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

A new contract was awarded in September 2001, to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through December 31, 2004 amount to approximately $12.6 million. As with the prior contract, this contract allows for the Army to place annual production orders and to place
additional interim orders.    However, no assurances can be made that
further orders will be placed or, if they are placed, the timing and amount of such orders.

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

Consolidated Summary

For the three-month period ended December 31, 2004, consolidated revenues were $1,853,382 and operations resulted in a loss of $42,672. During the same period last year, consolidated revenues were $1,387,072 and the operating loss was $38,799.

For the six-month period ended December 31, 2004, consolidated revenues were $3,138,457 and operations resulted in a profit of $55,427. During the same six-month period last year, consolidated revenues were $2,573,846 and operations resulted in a loss of $16,984.

This year's revenues were higher in the electronics segment and lower in the leisure and recreation segment compared to the same three and six month periods last year. Results of operations by business segment are discussed below in more detail. Also, information about the Company's operations in its two segments for the three and six moth periods this year and last year can be found in Note 14 of the Notes to Consolidated Financial Statements.

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

For the three-month period ended December 31, 2004, revenues in the electronics segment were $670,600 higher than the same three-month period last year. During the three month period this year, the production of 2kW generator sets provided 39% of electronics segment revenues, the Company's research and development contracts provided 23% of electronics segment revenues and various orders which are generally for replacement parts provided 38% of such revenues. During the same three month period last year, the production of 2kW generator sets provided 52% of electronics segment revenues, the Company's research and development contract provided 6% of electronics segment revenues and various orders generally for replacement parts provided 42% of such revenues.

The increase in revenues during the three-month period ended December 31, 2004 resulted from increased efforts in all categories of the electronics segment when compared to the same period last year. Revenues in the electronics segment during the same period last year were negatively affected by the Company initiating an alternate delivery schedule for its generator set orders to allow the Company to focus on production of snowmaking machines for sales and inventory purposes. Generator set production efforts have resumed. The Company's efforts towards the research and development contract awarded in September 2003 (the "2003 R&D Contract) have also contributed to increased revenues compared to the same period last year.

For the six-month period ended December 31, 2004, revenues in the electronics segment were $739,903 higher than the same six-month period last year. During the six month period this year, the production of 2kW generator sets provided 39% of electronics segment revenues, the Company's research and development contracts provided 23% of electronics segment revenues and various orders which are generally for replacement parts provided 38% of such revenues. During the same six month period last year, the production of 2kW generator sets provided 64% of electronics segment revenues, the Company's research and development contract provided 3% of electronics segment revenues and various orders generally for replacement parts provided 33% of such revenues.

The increase in revenues during the six month period ended December 31, 2004, resulted from increased efforts in the Company's research and development contracts and its various orders which are generally for replacement parts. Revenues resulting from the Company's generator set contract was approximately the same as the same six month period last year.

The 2003 R&D Contract is for work to be performed towards the further
development of the current 2kW diesel operated generator set.    This
contract includes efforts which are similar to those that the Company had previously invested in specifically at the request of the U.S. Army. On September 28, 2004, the Company was awarded a second research and development contract by the U.S. Army for work to be performed towards similar objectives. Both of these research and development contracts are cost plus fixed fee contracts. For additional information, see "Company Strategy" below.

As of December 31, 2004, the aggregate value of the Company's backlog of electronics segment not previously recorded as revenues was approximately $4.1 million. It is estimated that approximately $3.3 million of this backlog will be recognized as revenues during this fiscal year ending June 30, 2005.

As of December 31, 2003, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.7 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were lower by $204,290 and $175,292 for the three and six month period ended December 31, 2004 when compared to the same periods last year as a result of fewer sales of snowmaking machines. The sale of snowmaking machines are recorded when machinery has been delivered which historically has been during the second fiscal quarter. A lower margin was recognized during this three and six month periods when compared to last year due to a change in product mix of spare parts sold and the introduction of new enhancements to the general product line.

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

At December 31, 2004, the Company's working capital was $3,609,792 compared to $3,496,671 at June 30, 2004.

The ratio of current assets to current liabilities was 4.78 to 1 at December 31, 2004 and 4.25 to 1 at June 30, 2004.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                        Six Months ended December 31,

                                          2004            2003
Net Cash used in
  Operating activities                  ($1,860)        ($487,152)
  Investing activities                 ($76,813)        ($312,595)
  Financing activities                 ($30,469)         ($30,469)

Operating Activities

Adjustments to reconcile net earnings to net cash used in operating activities are presented in the Statements to Cash Flows in the Company's Financial Statements.

Net cash used in operating activities in the six month period ended December 31, 2004 was comprised primarily of net income before depreciation and amortization, an increase in accounts receivable offset by a decrease in inventories, an increase in contract costs and related estimated profits in excess of applicable billings, and a decrease in capitalized development costs.

The Company has begun expensing these capitalized development costs. A portion of these costs, $220,000, have been reclassified as pre-paid expenses and deferred fees. They are being expensed as the corresponding licensing period expires. For the six-month period ended December 31, 2004, the Company has expensed $60,000 of these fees and $120,000 has been classified as a current asset.

For the six-month period ended December 31, 2003, operating activities used net cash of $487,152. This was the result primarily of several factors. Net billings of contract costs and related estimated profits in excess of applicable billings generated $388,408 of net billings.
As a result, accounts receivable increased by $511,227. Inventories increased using cash in the amount of $429,207. This was the result of the Company's efforts to produce snowmaking machines to be available for sales. The Company had also begun to produce a small quantity of 2kW generator sets for inventory purposes. The government sector had begun to order small quantities of 2kW generator sets for specific uses pursuant to short term orders independent of the Company's 2kW contract.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. For the three month period ended December 31, 2004, the Company expensed $14,962 of these costs. For the same six month period last year, the Company expensed $97,487 of research and development costs.

Investing Activities

During the six-month period ended December 31, 2004, investing activities used $76,813. Of this amount, $23,703 was used for plant, property and equipment, and $46,972 was used for costs associated with undeveloped land owned by the Company and described below under "Financing Activities". The Company has also used $6,138 to continue to invest in its efforts to improve its products and existing technologies in its generator product line. See 'Company Strategy' below for further information on this effort.

During the six month period ended December 31, 2003, net cash used in investing activities amounted to $312,595. Of this amount, $191,967 was used for plant, property and equipment, and $120,628 was used by the Company to continue to invest in its efforts to improve its technologies in its generator product line.

Financing Activities

Financing activities during the six month periods ended December 31, 2004 and 2003 used $30,469 for principal reduction payments made toward the Company's Mortgage Note agreement.

On December 27, 2001, the Company and Sovereign Bank had agreed to revised terms of its Mortgage Note agreement. The renewed agreement, among other items, revised the interest rate from a fixed rate of 8.25% to the Bank's prime rate plus .5% with a floor of 6%. In addition, the maturity date was extended from October 2002 to January 2005. The Company is currently in negotiations with Sovereign Bank to restructure the remaining balance of $297,266 due on the Mortgage Note Agreement.

The Company also has a line of credit agreement with Sovereign Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate plus .25%, which may be renewed on October 31 of each year. Effective November 1, 2004, this line of credit agreement was renewed through October 31, 2005 on the same terms and conditions. As of December 31, 2004, there were no outstanding borrowings against this line of credit facility.

During 1988, Gordon C. Dewey, the Company's co-founder, lent the
Company a total of $200,000.    The loans, which are unsecured, provide
for the payment of interest at the fixed rate of 9%. The loans are repayable upon demand by Frances D. Dewey, his widow, but are subordinate to the Company's Mortgage Note Agreement with Sovereign Bank, its principal lender.

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. On December 29, 2004, Company agreed to sell approximately 68 acres of this land to K. Hovnanian North Jersey Acquisitions, L.L.C. K. Hovnanian is a wholly-owned subsidiary of Hovnanian Enterprises, Inc., a large residential real estate developer and homebuilder with projects in New Jersey and other parts of the United States. Completion of the proposed land sale depends, among other things, on a number of conditions being satisfied, including extensive regulatory and rezoning approvals from New Jersey state and local entities, and approval by the Company's stockholders. Accordingly, there can be no assurance that the sale will be completed or, if completed, the timing thereof. A copy of the Agreement of Sale between the Company and K. Hovnanian is attached as Exhibit 10(a) hereto and is incorporated herein by reference.

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

As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. The amount of orders received under this contract is approximately $12.6 million through December 31, 2004. Deliveries for existing orders are scheduled to continue through October 2005.

The Army has been ordering 2kW generators at a reduced volume when compared to previous years. Thus, the Company is currently delivering at a reduced rate. The reduction in orders results from many factors. It appears that our main customer, the Army, has satisfied the majority of its outstanding requirements. It has been placing orders as new requirements emerge, and this is a slower process. Moreover, we now believe there is competition in part of our market, from a larger 3kW generator that operates more quietly than our current model. However, this 3kW generator does not compete in the 'man-portable' segment of our market since this competing product is twice as heavy. The customer is interested in a product which is smaller, lighter and quieter and the Company is working towards developing the 2kW generators to address its customer's interest. See below under "Company Strategy." The Company's production contract for 2kW generators prohibits changes to the unit's design and performance characteristics. This allows the military procurement and logistics infrastructure to standardize on a single set of requirements, and avoid incremental change. Traditionally this has been advantageous to both customer and supplier. However, with evolving requirements and competition, this can be less advantageous.

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

ITEM 4.  Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2004, the design and operation of these disclosure controls and procedures were effective. During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


On January 14, 2005, the Company sold 2,500 shares of its common stock, par value $.01 per share ("Common Stock"), for a total price of $1,445.31, to an employee upon exercise of stock options granted to such employee under the Company's stockholder-approved 1998 Stock Option Plan. The proceeds of such sale will be used for general corporate purposes. As the basis for exemption from registration under the Securities Act of 1933, as amended (the "Act"), the Company is relying on Section 4(2) of the Act such that the aforementioned transaction does not involve any public offering.



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

                               THE DEWEY ELECTRONICS CORPORATION




                                    /s/ John H.D. Dewey
Date:  February 14, 2005            John H.D. Dewey
                                    President and Chief Executive
Officer




                                    /s/ Thom A. Velto
Date:  February 14, 2005            Thom A. Velto
Treasurer















THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.



Number



10(a)  Agreement of Sale, dated December 29, 2004, between The
Dewey Electronics Corporation and K. Hovnanian North Jersey
Acquisitions, L.L.C.


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