Form 10-Q
period 2005-03-31
DEWEY ELECTRONICS CORP
filed 2005-05-13
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 2005
Commission File No 0-2892


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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,362,031 at May 12, 2005.

















THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                              Page
No.

Part I  Financial Information

Item 1.  Consolidated Financial Statements                       3

Consolidated Balance Sheets -
March 31, 2005 and June 30, 2004                                 4

Consolidated Statements of Operations -
Three and Nine Months Ended March 31, 2005
and March 31, 2004                                               5

Consolidated Statements of Cash Flows for the
Nine Months Ended March 31, 2005
and March 31, 2004                                               6

Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                                      15

Item 4.  Controls and Procedures                                23

Part II  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use
of Proceeds                                                     24

Item 4.  Submission of Matters to a Vote of Security
Holders                                                         24

Item 6.  Exhibits and Reports on Form 8-K                       24




















PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in
Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2004.


























THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                           MARCH 31,       JUNE 30,
                                             2005            2004

ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                $1,615,276      $1,604,475
  ACCOUNTS RECEIVABLE, NET                    930,240         810,051
  INVENTORIES                                 934,333         925,501
  CONTRACT COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS OF BILLINGS             811,850         965,606
  DEFERRED TAX ASSET                           25,192          24,743
  PREPAID EXPENSES AND OTHER CURRENT ASSETS   259,423         242,182

      TOTAL CURRENT ASSETS                  4,576,314       4,572,558

PLANT, PROPERTY AND EQUIPMENT - NET           561,330         575,455

CAPITALIZED DEVELOPMENT COSTS                 735,704         684,566
DEFERRED FEES                                  10,000         143,215
LAND AND RELATED COSTS HELD FOR SALE          591,667         506,345

      TOTAL OTHER ASSETS                    1,337,371       1,334,126

TOTAL ASSETS                                6,475,015       6,482,139

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                   $  289,148        $255,029
  ACCRUED EXPENSES AND OTHER LIABILITIES      190,158         251,921
  ACCRUED CORPORATE INCOME TAXES               33,332          32,384
  ACCRUED PENSION COSTS                         8,818           8,818
  NOTE PAYABLE                                167,489         327,735
  DUE TO RELATED PARTY                        200,000         200,000

    TOTAL CURRENT LIABILITIES                 888,946       1,075,887

LONG-TERM PENSION LIABILITY                   262,363         247,363
DEFERRED INCOME TAXES                          13,535              --
LONG-TERM PORTION OF NOTE PAYABLE             124,698              --

STOCKHOLDERS' EQUITY:
  COMMON STOCK, par value $.01; authorized
3,000,000 shares; issued and outstanding
1,693,397 shares                               16,934          16,934
  PAID-IN CAPITAL                           2,815,245       2,817,474
  ACCUMULATED EARNINGS                      3,005,335       2,980,196
  ACCUMULATED OTHER COMPREHENSIVE
    LOSS-PENSION                             (165,013)       (165,013)
                                            5,672,501       5,649,591
LESS: TREASURY STOCK 331,366 SHARES AT
 COST AT MARCH 31, 2005 AND 333,866 SHARES
 AT COST AT JUNE 30, 2004                    (487,028)       (490,702)

  TOTAL STOCKHOLDERS' EQUITY                5,185,473       5,158,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $6,475,015      $6,482,139

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                      MARCH 31            MARCH 31
                                 2005       2004      2005      2004

REVENUES                     $1,267,727  $1,605,040  $4,406,184  $4,178,886

   COST OF REVENUES             987,673   1,222,864   3,437,911   3,236,866

GROSS PROFIT                    280,054     382,176     968,273     942,020

  SELLING & ADMIN. EXPENSES     275,559     292,582     908,351     869,410

OPERATING INCOME                  4,495      89,594      59,922      72,610

   INTEREST EXPENSE               8,348      10,446      26,870      32,907

   OTHER INCOME - NET            (2,991)       (457)     (8,846)       (848)

(LOSS)/INCOME BEFORE INCOME
TAXES                              (862)     79,605      41,898      40,551

INCOME TAX BENEFIT/(EXPENSE)        345     (31,842)    (16,759)    (16,220)

NET (LOSS)/INCOME                 ($517)    $47,763     $25,139     $24,331




NET INCOME PER SHARE:
   BASIC                         ($0.00)     $0.04        $0.02      $0.02
   DILUTED                       ($0.00)     $0.03        $0.02      $0.02

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                      1,362,031   1,359,531    1,362,031  1,359,531
   DILUTED                    1,402,420   1,402,031    1,403,827  1,402,031


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS











THE DEWEY ELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                             NINE MONTHS ENDED
                                                MARCH 31,
                                             2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                  $25,139      $24,331

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY/(USED BY)
  OPERATING ACTIVITIES:
   DEPRECIATION                              80,550       55,710
   AMORTIZATION OF FEES                     133,215        7,425
  DEFERRED INCOME TAXES                      13,086            -
  (INCREASE) IN ACCOUNTS RECEIVABLE        (120,189)    (404,081)
  (INCREASE) IN INVENTORIES                  (8,832)    (477,366)
  DECREASE/(INCREASE) IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS IN
    EXCESS OF APPLICABLE BILLINGS           153,756      (31,587)
  (INCREASE)/DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS                (17,241)       5,666
   INCREASE IN ACCOUNTS PAYABLE              34,119       17,896
   (DECREASE) IN ACCRUED LIABILITIES        (61,763)     (27,960)
   INCREASE/(DECREASE) IN ACCRUED
     CORPORATE INCOME TAXES                     948       (6,524)
   INCREASE IN ACCRUED PENSION COSTS         15,000       15,000

   TOTAL ADJUSTMENTS                        222,649     (845,821)

NET CASH PROVIDED BY(USED IN) OPERATING
   ACTIVITIES                               247,788     (821,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                                (66,425)    (241,360)
   EXPENDITURES FOR CAPITALIZED
    DEVELOPMENT COSTS                       (51,138)    (184,854)
   COSTS DEFERRED WITH LAND HELD FOR SALE   (85,322)          --

NET CASH USED IN INVESTING ACTIVITIES      (202,885)    (426,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF DEBT               (35,547)     (45,703)
   TREASURY STOCK SOLD                        1,445           --

NET CASH USED IN FINANCING ACTIVITIES       (34,102)     (45,703)

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                           10,801   (1,293,407)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                              1,604,475    1,989,703

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                               $  1,615,276     $696,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      INTEREST PAID                         $27,204      $31,586
      INTEREST RECEIVED                       7,880        5,268
      CORPORATE INCOME TAXES PAID             2,825       20,950

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005

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


                                      3 Months Ended March 31
                                       2005            2004



Net (loss)income, as reported          ($517)          $47,763

Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects                             14,161             4,935

Pro forma net (loss)/income         ($14,678)          $42,828

Earnings per share:
  Basic - as reported                ($.00)              $.04
  Basic - pro forma                  ($.01)              $.03

Diluted - as reported                ($.00)              $.03
Diluted - pro forma                  ($.01)              $.03



                                      9 Months Ended March 31
                                       2005            2004

Net income, as reported              $25,139          $24,331

Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects                             24,031           14,847

Pro forma net income                  $1,108           $9,484

Earnings per share:
  Basic - as reported                  $.02             $.02
  Basic - pro forma                    $.00             $.01

Diluted - as reported                  $.02             $.02
Diluted - pro forma                    $.00             $.01

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005

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


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005



FOR THE NINE MONTHS ENDED MARCH 31, 2005


                             March 31, 2005       June 30, 2004

Finished Goods                   $367,644            $223,969
Work In Progress                  165,077             300,474
Raw Materials                     401,612             401,058
Total                            $934,333             $925,501

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


NOTE 8:  CAPITALIZED DEVELOPMENT COSTS

Capitalized development costs are for costs for efforts to improve and enhance the 2kW generator set product line and involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight and environmental requirements.

NOTE 9: LOAN FEES

Loan fees related to the Company's mortgage note (which was replaced by a term loan agreement on February 24, 2005) were capitalized by the Company and amortized utilizing the straight-line method over the term of the loan. As of March 31, 2005 the loan fees were fully amortized.


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005


NOTE 10:  INCOME TAXES

The income tax expense for the three and nine month periods ended March 31, 2005 and 2004 was at an effective tax rate of 40%.

NOTE 11:  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. Management believes that, as of March 31, 2005, the carrying value of such assets are not impaired.


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


                                 Three Months Ended March 31,
                     2005                                 2004
                                Per                            Per
              Loss   Shares    Share    Income   Shares       Share
                               Amount                         Amount
Basic
 Net
 (loss)/
  income
  per
  common
  share      ($517) 1,362,031  ($.00)  $47,763   1,359,531     $.04

Effect of
 dilutive
  Securities    -      40,389     --       --       42,500    ($.01)

Diluted net
 (loss)
  per common
  share       ($517) 1,402,420  ($.00)  $47,763   1,402,031    $.03


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005


                                Nine Months Ended March 31,
                   2005                                2004
                                 Per                          Per
            Income   Shares     Share   Income   Shares      Share
                                Amount                       Amount
t
Basic net
 income
  per
  common
  share     $25,139  1,362,031  $.02   $24,331  1,359,531    $.02


Effect of
  dilutive
  Securities     -      41,796    --        --     42,500      --


Diluted net
 income
 per common
 share       $25,139  1,403,827   $.02   $24,331 1,402,031    $.02




NOTE 13:  RECENT ACCOUNTING PRONOUNCEMENTS

On December 15, 2004, the Financial Accounting Standards Board ("FASB") released its final revised standard entitled FASB Statement No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R requires that a public entity measure the cost of equity based service awards based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. SFAS No. 123R is effective as of the beginning of the Company's first fiscal year beginning after December 15, 2005. The Company is currently assessing the impact SFAS No. 123R will have on our financial position and results of operations and does not anticipate that the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005


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


NOTE 14:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the three and nine month periods ended March 31, 2005 and 2004 are as follows:


                 Three months ended       Nine months ended
                      March 31,               March 31
                 2005          2004       2005         2004

Electronics
 Segment
  Revenues     $1,257,704  $1,597,660    $4,206,272  $3,806,325
  Operating
  Income           29,587     117,230       160,539     132,146





THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005


Leisure and Recreation
  Revenues                  10,023      7,380    199,912    372,561
  Operating (Loss)         (25,092)   (27,636)  (100,617)   (59,536)

Total
  Revenues               1,267,727  1,605,040  4,406,184  4,178,886

  Operating Income           4,495     89,594     59,922     72,610

Interest Expense             8,348     10,446     26,870     32,907
Other Income                 2,991        457      8,846        848
Income Tax
Benefit(Expense)               345    (31,842)   (16,759)   (16,220)


  Net (Loss)/Income          ($517)   $47,763    $25,139    $24,331


NOTE 15:  PENSION PLAN

                         Three months ended     Nine months ended
                             March 31,              March 31,
                          2005       2004       2005      2004
Service cost            $7,067     $7,108     $21,200   $21,325
Interest cost           15,708     14,690      47,125    44,070
Expected return on
  plan assets          (13,551)   (11,956)    (40,651)  (35,868)
Amortization of prior
  service cost              --         --          --        --
Amortization of net
  (gain) loss            4,786      5,848      14,358    17,544


Net periodic benefit
  Cost                 $14,010    $15,690     $42,032   $47,071


Employer Contributions

The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary. As of March 31, 2005, $30,000 of contributions have been made. The Company presently expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary.

NOTE 16:  LAND AND RELATED COSTS HELD FOR SALE

On December 29, 2004, the Company agreed to sell approximately 68 acres of land. Completion of the land sale depends, among other things, on a number of conditions being satisfied, including extensive regulatory and rezoning approvals from New Jersey state and local entities. The Company's stockholders approved the sale of this land at the Annual Stockholders meeting which was held on March 8, 2005. Accordingly, there can be no assurance that the sale will be completed or, if completed, the timing thereof. This land and related costs held for sale are recorded on the Company's Balance sheet at $591,667.

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

A new contract was awarded in September 2001, to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This new contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through March 31, 2005 amount to approximately $12.8 million. As with the prior contract, this contract allows for the Army to place annual production orders and to place
additional interim orders.    However, no assurances can be made that
further orders will be placed or, if they are placed, the timing and amount of such orders.

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

Consolidated Summary

For the three-month period ended March 31, 2005, consolidated revenues were $1,267,727 and operations resulted in a profit of $4,495. During the same period last year, consolidated revenues were $1,605,040 and the operating profit was $89,594.

For the nine-month period ended March 31, 2005, consolidated revenues were $4,406,184 and operations resulted in a profit of $59,922. During the same nine-month period last year, consolidated revenues were $4,178,886 and operations resulted in a profit of $72,610.

Compared to the same three-month period last year, this year's revenues were lower in the electronics segment and higher in the leisure and recreation segment. When compared to the same nine-month period last year, this year's revenues were higher in the electronics segment and lower in the leisure and recreation segment. Results of operations by business segment are discussed below in more detail. Also, information about the Company's operations in its two segments for the three and nine-month periods this year and last year can be found in Note 14 of the Notes to Consolidated Financial Statements.





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

For the three-month period ended March 31, 2005, revenues in the electronics segment were $339,956 lower than the same three-month period last year. During the three month period this year, the production of 2kW generator sets provided 23% of electronics segment revenues, the Company's research and development contracts provided 37% of electronics segment revenues and various orders which are generally for replacement parts provided 40% of such revenues. During the same three month period last year, the production of 2kW generator sets provided 68% of electronics segment revenues, the Company's research and development contract provided 3% of electronics segment revenues and various orders generally for replacement parts provided 29% of such revenues.

The decrease in revenues during the three-month period ended March 31, 2005 compared to March 31, 2004 is the result of lower production efforts particularly in the generator set contract. A portion of these efforts had been redirected towards the Company's research and development contracts and various orders for replacement parts.
Efforts in these areas have resulted in increased revenues compared to the same three-month period last year.

For the nine-month period ended March 31, 2005, revenues in the electronics segment were $399,947 higher than the same nine-month period last year. During the nine-month period this year, the production of 2kW generator sets provided 34% of electronics segment revenues, the Company's research and development contracts provided 27% of electronics segment revenues and various orders which are generally for replacement parts provided 39% of such revenues. During the same nine-month period last year, the production of 2kW generator sets provided 66% of electronics segment revenues, the Company's research and development contract provided 3% of electronics segment revenues and various orders generally for replacement parts provided 31% of such revenues.

The increase in revenues during the nine-month period ended March 31, 2005, resulted from increased efforts in the Company's research and development contracts and its various orders which are generally for replacement parts. Revenues resulting from the Company's generator set contract were lower than the same nine-month period last year.

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

As of March 31, 2005, the aggregate value of the Company's backlog of electronics segment not previously recorded as revenues was approximately $3.6 million. It is estimated that approximately $2.8 million of this backlog will be recognized as revenues during this fiscal year ending June 30, 2005.

As of March 31, 2004, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.1 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were $2,643 higher for the three-month period ended March 31, 2005 when compared to the same period last year. This reflects a stable market for replacement parts for the previously sold snowmaking machinery. Revenues for the nine-month period ended March 31, 2005 were $172,649 lower than the same nine-month period last year as a result of fewer sales of snowmaking machines. The HEDCO Division has been operating at a loss as a result of revenues not exceeding its basic operating costs The Company has been enhancing the technical capabilities as optional items for these machines. The cost of developing these enhancements is being expensed as incurred. The sale of snowmaking machines are recorded when machinery has been delivered which historically has been during the second fiscal quarter.

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

At March 31, 2005, the Company's working capital was $3,687,368 compared to $3,496,671 at June 30, 2004.

The ratio of current assets to current liabilities was 5.15 to 1 at March 31, 2005 and 4.25 to 1 at June 30, 2004.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:


                                     Nine Months ended March 31,
                                        2005            2004
Net Cash provided by/(used in)
  Operating activities                $247,788       ($821,490)
  Investing activities               ($202,885)      ($426,214)
  Financing activities                ($34,102)       ($45,703)




Operating Activities

Adjustments to reconcile net earnings to net cash used in operating activities are presented in the Statements to Cash Flows in the Company's Financial Statements.

Net cash provided by operating activities in the nine-month period ended March 31, 2005 was comprised primarily of net income before depreciation and amortization.

The Company has been amortizing its prepaid licensing fees. They are being expensed as the corresponding licensing period expires. For the nine-month period ended March 31, 2005, the Company has expensed $90,000 of these fees and $120,000 has been classified as a current asset.

For the nine-month period ended March 31, 2004, operating activities used net cash of $821,490. This was the result primarily of two factors. Accounts receivable increased by $404,081 and inventories increased using cash of $477,366. Of the increase in inventories, $403,548 is the result of the Company's efforts to produce snowmaking machines to be available for sales. The Company has also begun to produce a small quantity of 2kW generator sets for inventory purposes. The government sector has begun to order limited quantities of 2kW generator sets for specific uses pursuant to short term orders independent of the Company's 2kW contract.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. For the nine-month period ended March 31, 2005, the Company expensed $50,943 of these costs. For the same nine-month period last year, the Company expensed $122,909 of research and development costs.

Investing Activities

During the nine-month period ended March 31, 2005, investing activities used $202,885. Of this amount, $66,425 was used for plant, property and equipment, and $85,322 was used for costs associated with undeveloped land owned by the Company and described below under "Financing Activities". The Company has also used $51,138 to continue to invest in its efforts to improve its products and existing technologies in its generator product line. See 'Company Strategy' below for further information on this effort.

During the nine-month period ended March 31, 2004, net cash used in investing activities amounted to $426,214. Of this amount, $241,360 was used for plant, property and equipment, and $184,854 was used by the Company to continue to invest in its efforts to improve its technologies in its generator product line.

Financing Activities

Financing activities during the nine-month period ended March 31, 2005 includes $35,547 used for principal reduction payments made toward the Company's Mortgage Note agreement. For the nine-month period ended March 31, 2004, financing activities used $45,703 in principal reduction payments.

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company has borrowed $(292,187) from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan is secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and is subject to customary representations, covenants, and default provisions in favor of the Bank. A copy of the Term Loan Agreement is attached as Exhibit 10(b) hereto and is incorporated by reference.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate plus .25 percent. Effective November 1, 2004, this line of credit agreement was renewed through October 31, 2005. As of March 31, 2005, there were no outstanding borrowings against this line of credit facility. In the event that the Company borrows funds under this line of credit facility, the loan would be co-collateralized by the Collateral.

During 1998, Gordon C. Dewey, the Company's co-founder, lent the Company a total of $200,000. The Company's note payable is unsecured and bears interest at the rate of 9 percent per annum. This note was subordinate to the Company's Mortgage Note with the Bank, but is not subordinate to the new Loan Agreement with the Bank described above. It is repayable upon demand by Frances D. Dewey, Mr. Dewey's widow.

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. On December 29, 2004, Company agreed to sell approximately 68 acres of this land to K. Hovnanian North Jersey Acquisitions, L.L.C. K. Hovnanian is a wholly-owned subsidiary of Hovnanian Enterprises, Inc., a large residential real estate developer and homebuilder with projects in New Jersey and other parts of the United States. The Company's stockholders approved the sale of this land at the Annual Stockholders meeting which was held on March 8, 2005. Completion of the proposed land sale depends, among other things, on a number of conditions being satisfied, including extensive regulatory and rezoning approvals from New Jersey state and local entities. Accordingly, there can be no assurance that the sale will be completed or, if completed, the timing thereof.

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

As with the prior contract, this new contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place production orders annually and to place additional interim orders. The amount of orders received under this contract is approximately $12.8 million through March 31, 2005. Deliveries for existing orders are scheduled to continue through November 2005.

The Army has been ordering 2kW generators at a reduced volume when compared to previous years. Thus, the Company is currently delivering at a reduced rate. The reduction in orders results from many factors. It appears that our main customer, the Army, has satisfied the majority of its outstanding requirements. It has been placing orders as new requirements emerge, and this is a slower process. Moreover, we now believe there is competition in part of our market, from a larger 3kW generator that operates more quietly than our current model. However, this 3kW generator does not compete in the 'man-portable' segment of our market since this competing product is twice as heavy. The customer is interested in a product which is smaller, lighter and quieter and the Company is working towards developing the 2kW generators to address its customer's request. See below under "Company Strategy." The Company's production contract for 2kW generators prohibits changes to the unit's design and performance characteristics. This allows the military procurement and logistics infrastructure to standardize on a single set of requirements, and avoid incremental change. Traditionally this has been advantageous to both customer and supplier. However, with evolving requirements and competition, this can be less advantageous.

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

Company Strategy

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington is in the amount of approximately $1.8 million. The contract is for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the Army for lighter, quieter models. The Company is in the final stage of development and entering a testing stage, with some components being tested. Work on this contract is being performed at the Company's location in Oakland, New Jersey and is expected to continue through September 2005. There are no assurances of future production orders as a result of this contract. However, the contract requires the Company to present improvements to the government.

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

The Company's primary sources of revenue include products with long manufacturing lead times. These products, in particular, are its 2kW generator sets, and its HEDCO snowmaking machines. Recognizing this, the Company has committed some of its resources to making a quantity of these products readily available by producing them for inventory and sales. The government sector has begun to order limited quantities of 2kW generator sets for specific uses pursuant to short term orders independent of the Company's 2kW contract.

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

ITEM 4.  Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2005, the design and operation of these disclosure controls and procedures were effective. During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

Item 4.  Submission of Matters to a Vote of Security Holders

On March 8, 2005, at the Company's annual meeting of shareholders, the following five directors were elected to serve for the ensuing year. Set forth below are the numbers of votes cast for, or withheld with respect to, each such person (who were the Company's nominees for directors):

Name                             For        Withheld

Alexander A. Cameron            1,190,852      1,447
Frances D. Dewey                1,190,788      1,511
John H.D. Dewey                 1,190,888      1,411
James M. Link                   1,191,069      1,230
Nathaniel Roberts               1,191,069      1,230

Also at this meeting, stockholders approved a proposal to sell approximately 68 acres of undeveloped and unused land owned by the Company. Set forth below are the numbers of votes cast for, against and abstained with respect to this sale:

For                    Against              Abstain

1,016,944              1,099                2,504

Item 6.  Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this quarterly report on Form
10-Q.







SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION



                          /s/ John H.D. Dewey
Date:  May 13, 2005       John H.D. Dewey
                          President and Chief Executive Officer




                         /s/ Thom A. Velto
Date:  May 13, 2005      Thom A. Velto, Treasurer















THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.



Number



10(b)	Term Loan Agreement, dated February 24, 2005, between The
Dewey Electronics Corporation and Sovereign Bank.


31.1	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002


32.1	Certification of Chief Executive Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002