Form 10-K
period 2005-06-30
DEWEY ELECTRONICS CORP
filed 2005-10-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
__
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on December 31, 2004 was $4,812,666.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,362,031 at September 2, 2005.

Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated herein by reference in Part III.




THE DEWEY ELECTRONICS CORPORATION
TABLE OF CONTENTS


Item                PART I                                          Page

 1.  Business                                                         3

 2.  Properties                                                       5

 3.  Legal Proceedings                                                6

 4.  Submission of Matters to a Vote of Security Holders              6


PART II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity
     Securities                                                       7

 6.  Selected Financial Data                                          8

 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              9

 8.  Financial Statements                                             21

 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                              39

 9A. Controls and Procedures                                          39

 9B.  Other Information                                               39


PART III

10.  Directors and Executive Officers of the Registrant               40

11.  Executive Compensation                                           40

12.  Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters                      40

13.  Certain Relationships and Related Transactions                   40

14.  Principal Accounting Fees and Services                           40


PART IV

15.  Exhibits, Financial Statement Schedules                          41

16.  Signatures                                                       42


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

The Electronics segment is comprised mostly of the 2kW generator product line, two research and development contracts, and other various spare parts sales orders, more limited in scope and duration. The 2kW generator product line is provided to the various branches of the Armed Forces of the United States. Production is under a long-term contract as well as short-term orders for limited quantities. The Company also provides speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor. In past years, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997. Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through August 31, 2005 amount to approximately $14 million. As with the initial contract mentioned above, this contract allows for the U.S. Army to place annual production orders and to place additional interim orders. However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

In the Leisure and Recreation segment, the Company, through its HEDCO Division, designs, manufactures and markets advanced, sophisticated snowmaking equipment. It also supplies replacement parts for items no longer covered under warranty.

The Company's primary sources of revenue include products with long manufacturing lead times. These products, in particular, are its 2kW generator sets, and its HEDCO snowmaking machines. Recognizing this, the Company has committed some of its resources to making a quantity of these products readily available by producing them for inventory and sales.
The government sector has been ordering limited quantities of 2kW generator sets for specific uses pursuant to short-term orders independent of the Company's 2kW contract.

There are no intersegment sales.

The sales and operating profit of each segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2005 are set forth in Note 12 - Operating Segments of the Notes to the Financial Statements.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal year ended June 30, 2005, the Company expensed $101,764 of these costs. During the prior fiscal year, the Company expensed $127,704 of research and development costs. There were no material Company sponsored research and development costs in fiscal year 2003. In fiscal year 2004, the Company entered into a research and development contract with the U.S. Army. A second research and development contract was entered into with the U.S. Army in fiscal year 2005. The costs incurred under these contracts are billed to the customer. There were no customer sponsored research and development costs in fiscal year 2003.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental compliance.

As of August 31, 2005 and 2004, the Company had a work force of 32 employees, of whom 11 were technical or professional personnel.
Fluctuations in the work force during the year sometimes result from the seasonal nature of the Leisure and Recreation segment of business.

ELECTRONICS SEGMENT

This segment accounted for 97% of total revenues in fiscal 2005, 94% of total revenues in fiscal year 2004 and 99% of total revenues in fiscal 2003.

In the Electronics segment, revenues are recorded under defense contracts (including research and development contracts) using the percentage of completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in costs and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note 1-A of the Notes to Financial Statements.

The Electronics segment provides most of the Company's revenues. Virtually all of the Electronics segment revenues are attributable to business with the Department of Defense of the Federal Government or with other government contractors. Aside from replacement part sales and other short-term business, the Company's Electronics segment revenues have in recent years been dependent upon single programs. Thus, until 1997, the ADCAP torpedo program with the U.S. Navy was responsible for all of the Company's Electronics segment revenues from long-term projects. In 1997 this program was replaced by the tactical generator set program with the U.S. Army.

Since substantially all of the Company's electronics business is derived from contracts with various agencies of the United States Government (the "Government") or subcontracts with prime Government contractors, the loss of substantial Government business would have a material adverse effect on the business.

For the most part, working capital requirements for the Electronics segment of business are funded by progress payments provided by the U.S. Government and receipts of billings made for delivery of product.

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

LEISURE AND RECREATION SEGMENT

The Leisure and Recreation segment of business accounted for 3% of the Company's revenues in fiscal year 2005, 6% of the Company's revenues in fiscal year 2004 and 1% of the Company's revenues in fiscal year 2003.

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

For the most part, shipments are made and revenues recorded during the second fiscal quarter. Production usually takes place in the first and second quarters, and it is during this period that inventory has been generated and working capital demands have been the greatest. The sale of snowmaking machines are recorded when machinery has been delivered and title and risk of loss have been transferred to the customer and collection is probable.

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

On February 24, 2005, the Company and Sovereign Bank entered into a Term Loan Agreement that replaced, and restructured the remaining balance due on the Company's previous Mortgage Note agreement with Sovereign Bank. Neither the land nor the building is subject to a lien under this new Agreement, or under the Company's line of credit with Sovereign Bank.

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding financing activities.


Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.






PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

The Company's common stock is traded over-the-counter under the symbol
"DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

Quarterly Common Stock Price Range

					Fiscal Year 2005		Fiscal Year 2004

Quarter                       High         Low        High        Low
1st                            $4.50        $3.00      $4.50       $3.71
2nd                             7.50         3.20       3.95        3.35
3rd                             7.19         5.60       4.25        3.75
4th                             6.65         5.65       3.99        2.75

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2005, 2004 and 2003. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 2, 2005 was 482.







Item 6.  Selected Financial Data



(In thousands of dollars, except per share amounts)



                                  Year ended June 30,

                        2005     2004      2003      2002    2001
Revenues                $6,199   $6,015    $6,362    $8,916  $10,886
(Loss)/income before
income taxes               (58)     242       477     1,459    1,838
Net (loss)/income          (31)     773       286       876    1,103
Net (loss)/income per
share - basic             (.02)    .57       .21       .65      .82
Net (loss)/income per
share - diluted           (.02)    .55       .20       .63      .80
Cash dividends per
common share                --      --        --        --       --
Total assets             6,472     6,482     6,352    6,818    6,618
Long-term obligations      528       248     1,371    1,674    2,269
Working capital          3,627     3,472     4,028    4,768    4,728
Stockholders' equity     5,011     5,159     4,367    4,253    3,378






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

The sales and operating profit of each segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2005, are set forth in Note 12 - Operating Segments of the Notes to the Financial Statements.

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

Revenues

Revenues this year were 3% higher than last fiscal year and 3% lower than fiscal year 2003. Compared to last year, Electronics segment revenues were higher and Leisure and Recreation segment revenues were lower. Compared to fiscal year 2003, revenues were lower in the Electronics segment and higher in the Leisure and Recreation segment. Information about the Company's operations in the two segments is set forth in Note 12 - Operating Segments of the Notes to the Financial Statements and is discussed in further detail below.

Electronics Segment

In the Electronics segment, revenues are recorded under defense contracts using the percentage of completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in cost and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note 1-A of the Notes to Financial Statements.

Electronic product revenues accounted for 97% of total revenues in 2005, 94% of total revenues in 2004 and 99% of total revenues in 2003.

Revenues in the Electronics segment in fiscal year 2005 were $348,052 higher when compared to fiscal year 2004 and $282,039 lower when compared to fiscal year 2003.

In fiscal year 2005, production efforts under the Company's contract to provide the Armed Forces with 2kW diesel operated generator sets provided approximately 35% of the Electronic segment revenues compared to approximately 57% in fiscal year 2004 and approximately 82% in fiscal year 2003. The Company's research and development contracts provided approximately 30% of Electronics segment revenues in 2005, approximately 7% of such revenues in 2004, and none in 2003. Replacement parts and other short-term business provided approximately 35% of Electronic segment revenues in 2005, approximately 36% of Electronic segment revenues in 2004 and approximately 18% of such revenues in 2003.

Increased revenues in this segment compared to last year resulted from increased efforts under the Company's research and development contracts and from various orders for replacement parts and other short-term orders. Revenues resulting from the Company's generator set production contract were lower this year compared to last year due to reduced orders and the resulting reduction in production levels. These efforts have been redirected to the other areas of business within this segment
including short-term business requirements.   In fiscal year 2005 the
Company added approximately $570,000 of material to its inventory of components for the 2kW generator sets. This is intended to supply orders of small quantities for immediate delivery and to facilitate long-term orders.

In fiscal year 2004, production efforts under the Company's contract to provide the Armed Forces with diesel operated generator sets declined. This decline in contribution to revenues was attributable to reduced orders and the resulting reduction in production levels. It also reflected the impact of the Company initiating an alternate delivery schedule for existing generator orders, which was accepted by its customer. This revised delivery schedule allowed the Company to focus production on snowmaking machines for sales and inventory purposes during the first six months of the 2004 fiscal year. As a result, the Company experienced a reduced production level towards the generator sets during that period.

During September 2003, the Company was awarded a "cost plus fixed fee" research and development contract in the amount of $1.8 million. Work on this contract ended in September 2005. This contract was for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the U.S. Army for lighter, quieter models. It included efforts similar to those that the Company had previously invested in specifically at the request of the U.S. Army. The Company earned approximately $1.2 million during 2005 and approximately $.3 million during 2004. It incurred direct costs of approximately $1.0 million during 2005 and approximately $.3 million during 2004, which were billed to the customer. There was no activity on this project during 2003.

During September 2004, the Company was awarded a second "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of $1.5 million, for work to be performed towards similar objectives. Work on this contract is expected to continue through September 2006. As a result of efforts towards this project, the Company earned approximately $.6 million during fiscal year 2005. It incurred direct costs of approximately $.5 million during 2005, which were billed to the customer. There was no activity on this project prior to 2005. For additional information, see "Government Defense Business" below.

The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage of completion method of accounting to record revenues, material costs have an impact upon recorded revenues (see Note 1-A, Revenue Recognition of the Notes to Financial Statements).

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $2.9 million on June 30, 2005, $3.2 million on June 30, 2004 and $1.9 million on June 30, 2003. It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2006 revenues.

Leisure and Recreation

In the Leisure and Recreation segment, revenues decreased by approximately $164,580 when compared to fiscal year 2004. This is the result of fewer snowmaking machines sold this year compared to last year. When compared to fiscal year 2003, revenues in fiscal year 2005 increased by approximately $118,983. This increase is attributable to an increase in sales of snowmaking machines as well as the sales of replacement parts for machinery previously sold and no longer under warranty. There were no snowmaking machine sales during fiscal year 2003. There were no export sales of snowmaking machines during the last three fiscal years.

As a result of a review of this segment completed by management during 2003, enhancements to the machines were designed. These enhancements were and are currently designed to simplify the operation of the HEDCO snowmaker and are made available to provide remote control operations and monitoring as optional features. The cost of developing these enhancements is being expensed as incurred. In addition, the market for snowmaking machines has changed in recent years. Rather than ordering machinery months ahead of delivery times, customers are expecting product to be readily available for immediate use. The last year in wich the Company had a backlog of orders for snowmaking machines was in 2001. In order to remain competitive, the Company has produced some models for inventory purposes.

Gross Profit

The Company's gross profit was $1,265,808 in 2005, $1,494,033 in 2004 and $1,686,132 in 2003.

Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for fiscal year 2005 was 20%, 25% in 2004 and 27% in 2003. The Company's gross margin is affected by a variety of factors including, among other items, product mix, product pricing and other costs, such as inventory adjustments and internal research and development costs expensed in costs of goods sold. Fiscal year 2005 results are due primarily to a change in product mix as the Company has engaged in more research and development for the U.S. Army. Throughout fiscal 2005, the Company experienced a reduction in production orders from the U.S. Army for higher margin generator sets along with an increase in revenues from the lower margin research and development contracts.


The revenues and operating profit of each segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2005 are set forth in Note 12 - Operating Segments of the Notes to the Financial Statements.

Selling, General and Administrative Expenses

In 2005, selling, general and administrative expenses of $1,299,863 were 21% of revenues. In 2004, selling, general and administrative expenses of $1,213,192 were 20% of revenues and in 2003 they were $1,185,869 or 19% of revenues. For the three year period, selling, general and administrative expenses as a percentage of revenues have remained relatively level.

Interest Expense

Interest expense for the past three years amounted to $35,459 in 2005, $45,165 in 2004 and $57,079 in 2003. This reduction in interest expense is attributed to principal reduction payments made towards the Company's mortgage note as well as a restructured loan agreement in fiscal year 2005 replacing the Company's mortgage note with a term loan at a lower interest rate.

Other Income - Net

Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $11,956 for fiscal year 2005 was comprised of interest income of $11,252, and the net income of miscellaneous items and scrap sales of $704.

In fiscal year 2004, other income of $6,410 includes interest income of $6,372, the net expense of miscellaneous fees and net discounts of $1,062 and the gain on the sale of assets of $1,100.

Other income of $34,218 for fiscal year 2003 was comprised of interest income of $32,088 and the net income of miscellaneous fees and discounts of $2,130.

Net (Loss)/Income before income taxes

Results of operations before income taxes for fiscal year 2005 was a net loss of $57,558. For the year ended June 30, 2004 results of operations before income taxes was a net profit of $242,086. For the year ended June 30, 2003, results of operations before income taxes was a net profit of $477,402.

Fiscal year 2005 results are due primarily to a change in product mix as the Company has engaged in more research and development for the U.S. Army. Throughout fiscal 2005, the Company experienced a reduction in production orders from the U.S. Army for higher margin generator sets along with an increase in revenues from the lower margin research and development contracts.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carryforwards.

A valuation allowance is provided against deferred tax assets and liabilities when it is determined to be more likely than not that the difference will occur.

In fiscal year 2004, the Company determined that a portion of its deferred tax liability associated with plant, property and equipment was no longer necessary.

The income tax benefit was at an effective net tax rate of approximately (45.84%) for fiscal year 2005. In 2004 the income tax benefit was (219.4%), primarily as a result of a benefit from the expiration of a deferred tax liability. In 2003 the provision for income taxes was at an effective tax rate of 40%.

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

At June 30, 2005, the Company's working capital was $3,627,322 compared to $3,471,928 at June 30, 2004.

The ratio of current assets to current liabilities was 4.89 to 1 at June 30, 2005 and 4.23 to 1 the prior year.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                      Years ended June 30,

                              2005        2004        2003
Net Cash Provided by
   (used in)
    Operating activities      $171,305    $112,335    $(269,342)
    Investing activities     ($299,816)  $(436,625)   $(694,666)
    Financing activities      ($85,638)   $(60,938)   $(549,376)

Operating Activities:

Adjustments to reconcile net earnings to net cash provided by operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash provided by operating activities in fiscal year 2005 was comprised primarily of a net loss before depreciation and amortization. An increase in inventories was offset by a decrease in contract costs and related estimated profits in excess of applicable billings, a decrease in accounts receivable and an increase in accounts payable. Further information regarding inventory increases are discussed in the section entitled "Company Strategy".

Net cash provided by operating activities in fiscal year 2004 consisted primarily of net income before depreciation and amortization. This was partially offset by an increase in inventories and the net effect of deferred income taxes.

During 2003, net cash used in operations was comprised primarily of net income before depreciation and amortization and a decrease in contract costs and related estimated profits in excess of billings. These amounts were more than offset primarily by an increase in (not yet collected) accounts receivable, a decrease in (payment of) accounts payable and a decrease (payments made) in pension costs accrued.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $101,764 of these costs during fiscal year 2005 and expensed $127,704 of research and development costs during 2004. There were no material Company sponsored research and development costs in fiscal year 2003.

Investing Activities:

During 2005, investing activities used $299,816 in net cash. This amount consisted of $146,904 for capital expenditures for building improvements, tooling and equipment, and $53,586 for the Company's investment in the expansion of existing technologies as well as engineering related to the generator product line to satisfy specific customer needs. See "Company Strategy" below. The Company also expended $99,326 for costs related to land held for sale. Of land costs held for sale, $63,946 related to the agreement of sale was expensed. See "Financing Activities" below.

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


Financing Activities:

Net cash used in financing activities in 2005 amounted to $85,637. Principal payments made toward the Company's long-term debt amounted to $87,082 and proceeds from the sale of treasury stock sold through the Company's employee stock option plan amounted to $1,445.

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

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan, of which $240,652 was outstanding as of June 30, 2005, is secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and is subject to customary representations, covenants and default provisions in favor of the Bank.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate plus .25 percent. Effective November 1, 2004, this line of credit agreement was renewed through October 31, 2005. As of June 30, 2005, there were no outstanding borrowings against this line of credit facility. In the event that the Company borrows funds under this line of credit facility, the loan would be co-collateralized by the Collateral under the Loan Agreement.

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

Previously, on December 29, 2004, the Company had agreed to sell approximately 68 undeveloped and unused acres of this land to K. Hovnanian North Jersey Acquisitions, L.L.C. ("K. Hovnanian"), a wholly-owned subsidiary of Hovnanian Enterprises, Inc., a residential real estate developer and homebuilder. The Company's stockholders approved the sale of this land at the Annual Stockholders meeting which was held on March 8, 2005. Completion of the proposed land sale depended on, among other things, a number of conditions being satisfied, including extensive regulatory and rezoning approvals from New Jersey State and local entities. On June 2, 2005, the Company agreed to extend, from June 7, 2005 until September 7, 2005, the period (the "Investigation Period") during which K. Hovnanian was permitted to conduct its investigation relating to the proposed purchase. The Agreement of Sale provided that, during the Investigation Period, if K. Hovnanian was not satisfied with the results of its investigation, it could terminate the Agreement of Sale without explanation.

On July 25, 2005, the Company announced that it had received from K. Hovnanian a notice terminating the Agreement of Sale. As a result of such termination, the $200,000 deposit previously paid into escrow by K. Hovnanian was returned to K. Hovnanian. As a result of this termination of the Agreement of Sale, the Company has expensed $63,946 of related costs which had been capitalized as "Land and related costs held for sale". This amount was expensed during the fourth quarter ended June 30, 2005.

The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development, but there can be no assurance that such transaction will be achieved, or, if achieved, what the price, other terms or timing would be. These efforts may be complicated by the current regulatory environment in New Jersey regarding land development.

Contractual Cash Obligations

The following table summarizes the Company's contractual cash obligations as of June 30, 2005 and the estimated timing of future cash payments.

Payments Due by Period


                      Less than                             More than
            Total     1 Year       1-3 Year    3-5 Years    5 years
Long-Term
 Debt         $--     $--          $--         $--          $--
Capital
 Lease
 Obligations   --      --           --          --           --
Operating
 Leases        --      --           --          --           --
Purchase
 Obligations
   (1)         --      --           --          --           --
Term
 Note
 Payable
  (2)        240,652  154,606      86,046       --           --
Due to
 Related
 Party (3)   200,000  200,000          --       --           --



Other Long-
 Term
 Liabilities
 Reflected
 on the
 Balance
 Sheet under
 GAAP
Long-Term
 Pension
 Liability
    (4)       441,788      --      19,000       66,000     356,788


Total        $882,440  $354,606  $105,046      $66,000    $356,788

(1) Purchase Obligations - As of June 30, 2005, the Company had no material purchase obligations other than those obligations included as liabilities in its Balance Sheet. Purchase orders for raw materials or other goods and services are not included in the table above as they typically represent authorizations to purchase rather than binding agreements.

(2) Term Note Payable - As of June 30, 2005, the Company had an outstanding term note with its primary bank. The current terms provide for an annual interest rate of 5.56% and maturity in February 2007.

(3) Due to Related Party - This note is unsecured and at an annual interest rate of 9%. See "Financing Activities" above and Note 10 to the Notes to Financial Statements.

(4)  Long-Term Pension Liability - See Note 8 to the Notes to Financial
Statements.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB")
issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43,
Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletins ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... ."  SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a material effect on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No.123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. The adoption of SFAS No. 123R is not expected to have a material effect on the financial statements of the Company.

In April 2005, the FASB issued FASB Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The "conditional asset retirement obligation" terminology used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is required to be adopted no later than the end of fiscal year 2006. Management does not expect that this interpretation will have a material impact on the Company's financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3."
This SFAS No. 154 supersedes APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. Management does not expect this statement to have a material effect on the financial statements.

Government Defense Business

Most of the Company's revenues are derived from government defense business, which is comprised of business with the U.S. Department of Defense or with other government contractors. The Company's government defense business consists of long-term contracts and short-term orders such as for replacement parts.

Historically, the Company's revenues from its government defense business have been dependent upon single programs. Currently, the Company's primary program is with the U.S. Army to provide diesel operated generator sets. On September 7, 2001, the Company was awarded a ten year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets. This ten-year indefinite delivery, indefinite quantity contract replaced the initial contract which was awarded in 1996. The Company has been the sole source producer of this generator set for the Armed Forces since 1997. These generators continue to be provided for both active and reserve components of various departments of the U.S. Armed Forces.

As with the initial contract, the current contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place annual production orders and also place additional interim orders. The amount of orders received under this contract is approximately $14 million through June 30, 2005. Deliveries of these orders are scheduled to continue through February 2006.

The composition of the Company's government defense business has been evolving in recent years. Production efforts towards the 2kW generator set contract have been reduced as a result of reduced orders. In 2005, these production efforts provided approximately 35% of Electronics segment revenue compared to approximately 57% in 2004 and approximately 82% in 2003. This reduction in contribution to Electronic segment revenue was offset by other Electronics segment businesses. Replacement parts and other short-term business provided approximately 35% of Electronics segment revenues in 2005, approximately 36% in 2004 and approximate 18% in 2003. In addition the Company was awarded a research and development contract on September 9, 2003 and another research and development contract on September 28, 2004. Efforts toward these research and development contracts provided approximately 30% of Electronics segment revenues in 2005 and approximately 7% of such revenues in 2004 when the initial research and development contract was awarded.

The reduction in generator set orders results from many factors. It appears that the main customer, the U.S. Army, has satisfied the majority of its outstanding requirements. It has been placing orders as new requirements emerge, and this is a slower process. Moreover, the Company now believes that there is competition in part of the market, from a larger 3kW generator that operates more quietly than the Company's 2kW model. However, it does not compete in the 'man-portable' segment of the market since the competing product is twice as heavy. The customer is interested in a product which is smaller, lighter and quieter and the Company is working towards developing the 2kW generators to address its customer's request. See below under "Company Strategy." The Company's production contract for 2kW generators prohibits changes to the unit's design and performance characteristics. This allows the military procurement and logistics infrastructure to standardize on a single set of requirements, and avoid incremental change. Traditionally this has been advantageous to both customer and supplier. However, with evolving requirements and competition, this can be less advantageous.

As the contract allows, additional orders may be made by the U.S. Army, although no assurances can be made that it will do so, or if there are additional orders, the amount and timing thereof. Moreover, periods of heightened national security and war have often introduced new priorities and demands, external delays, and increased uncertainty into the defense contracting marketplace. Management is continuing to explore additional sources of revenue as discussed below in the section "Company Strategy".

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington was in the amount of approximately $1.8 million. The contract was for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the Army for lighter, quieter models. Work on this contract was performed at the Company's location in Oakland, New Jersey and continued through September 2005. On September 28, 2004, the Company was awarded a second "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of $1.5 million, for work to be performed towards similar objectives. Work on this project is expected to continue through September 2006. There are no assurances of future production orders as a result of these contracts. However, both contracts require the Company to present improvements to the government.

The Company has continued to invest in its efforts to improve its products and existing technologies. This effort is focused on the enhancement of the existing generator set product line and involves, primarily, the adaptation of existing technology, as well as engineering and design to meet specific customer requests. The scope of these efforts includes the development of an improved product, which is in accordance with current customer requests and future requirements. The Company is engaging in efforts to address these requests in the areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations.

Other companies have announced intentions of developing similar products. Some of these companies have greater financial and/or technical resources than the Company. However, management believes that despite inherent risks and uncertainties in all of these type of projects, these efforts are important to the Company's business. As with all projects of this nature, no assurances can be made that such product development work will be successful or that the Company will achieve its desired results.

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

Company Strategy

The Company's primary sources of revenue include products with long manufacturing lead times. These products, in particular, are its 2kW generator sets, and its HEDCO snowmaking machines. Recognizing this, the Company has committed some of its resources to making a quantity of these products readily available by producing them for inventory and sales.
The government sector has been ordering small quantities of 2kW generator sets for specific uses pursuant to short term orders independent of the Company's 2kW contract.

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

The Company is focusing its efforts on select product categories where management believes that the Company can grow its business. Although no assurances can be made that such strategy will be successful, management believes that long term growth can be achieved from three perspectives,
1) growing the Company's market share in areas where it already has a strong presence, 2) expanding into related markets, and 3) expanding its strengths into related product categories.

As part of this strategy, the Company has been investing in existing technologies to meet its customer's future requirements. Management is also continuing to re-enforce the customer recognition of the Company's product quality and customer relationships. The Company faces competition in many areas and from companies of various sizes. Competitive factors include product quality, technology, product availability, price and customer service. Management believes that the reputation of the Company in these areas provides a significant positive competitive factor.

Critical Accounting Policies and Estimates

The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Our significant accounting policies are described in the Notes to the Financial Statements contained herein. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, capitalized development costs, and valuation of deferred tax assets and liabilities.

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

The Company has a defined benefit pension plan covering substantially all of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87 - "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company's disclosures about its pension plan are made in accordance with SFAS 132R (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Accordingly, the required information will be provided for the Company's pension plan. SFAS No. 123R is effective as of the beginning of the Company's first fiscal year beginning after December 15, 2005.

The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that its assumed discount rate will be 5.16% in 2005, compared with 6.11% in 2004. The Company's management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan's assumed long-term rate of return. The assumed long-term rate of return of 7.5% on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Since the value of the Company's pension assets at fiscal year-end 2005 was less than the accumulated pension benefit obligation, the Company recorded $115,638 as a non-cash adjustment to other comprehensive loss in stockholders equity and increased its long-term pension liability by $192,730. In fiscal year 2004,the Company recorded a $18,629 as non-cash adjustment to other comprehensive loss in stockholders' equity and reduced its long-term pension liability by $31,550. In 2003, the Company had previously recorded a $183,642 non-cash charge to stockholders equity and an additional long-term pension liability of $306,071. These changes to equity did not affect net income and are recorded net of deferred taxes. See Note 8 of the Notes to Financial Statements for additional pension disclosures.

The Company has capitalized certain development costs for efforts to improve and enhance the 2kW generator set product line. These efforts involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviews these capitalized costs on a regular basis, to assess future recoverability through the existing contracts to which such costs relate, and expenses such costs, if any, to the extent they are not deemed recoverable. The Company had $703,799 of capitalized development costs as of June 30, 2005 and $684,566 of capitalized development costs as of June 30, 2004. See "Government Defense Business" above.






Item 8.  FINANCIAL STATEMENTS

         Index to Financial Statements


                                                                   Page

Report of Independent Registered Public Accounting Firm             22

Financial Statements:

  Balance Sheets, June 30, 2005 and 2004                            23

  Statements of Operations, Years Ended June 30, 2005,
  2004 and 2003                                                     24

  Statements of Stockholders' Equity, Years Ended June
  30, 2005, 2004 and 2003                                           24

  Statements of Cash Flows, Years Ended June 30, 2005,
  2004 and 2003                                                     25

  Notes to the Financial Statements                                 26


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.











Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the "Company") as of June 30, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.





Deloitte & Touche LLP
October 11, 2005
Parsippany, New Jersey



The Dewey Electronics Corporation
Balance Sheets                                   June 30,

                                              2005          2004
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                   $1,390,326   $1,604,475
Accounts receivable (includes U.S.
 Government receivable of approximately
 $700,000 in 2005 and $550,000 in 2004)        756,215      810,051
Inventories                                  1,398,105      925,501
Contract costs and related estimated
 profits in excess of billings                 772,507      965,606
Deferred taxes                                   9,471           --
Prepaid expenses and other current assets      233,977      242,182

TOTAL CURRENT ASSETS                         4,560,601    4,547,815

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                          144,670      144,670
Building and improvements                    1,885,653    1,873,333
Machinery and equipment                      2,920,713    2,786,129
Furniture and fixtures                         205,539      205,539

                                             5,156,575    5,009,671
Less accumulated depreciation                4,542,040    4,434,216
                                               614,535      575,455

LAND AND RELATED COSTS HELD FOR SALE           541,725      506,345
CAPITALIZED DEVELOPMENT COSTS                  703,799      684,566
DEFERRED TAXES                                  41,603       24,743
DEFERRED COSTS                                  10,000      143,215
TOTAL OTHER ASSETS                           1,297,127    1,358,869

TOTAL ASSETS                                $6,472,263   $6,482,139

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Trade accounts payable                        $398,513     $255,029
Accrued expenses and other liabilities          30,498       70,129
Accrued compensation and benefits payable      144,801      181,792
Accrued corporate income taxes                      --       32,384
Accrued pension costs                            4,861        8,818
Note payable                                   154,606      327,735
Due to related party                           200,000      200,000

      TOTAL CURRENT LIABILITIES                933,279    1,075,887

LONG-TERM DEBT                                  86,046           --

LONG-TERM PENSION LIABILITY                    441,788      247,363

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00;
 authorized 250,000 shares, issued
 and outstanding, none                              --           --
Common stock, par value $.01;
 authorized 3,000,000 shares;
 issued and outstanding 1,693,397
 at June 30, 2005 and at June 30, 2004          16,934       16,934
Paid-in capital                              2,815,245    2,817,474
Accumulated earnings                         2,949,024    2,980,196
Accumulated other comprehensive loss          (283,025)    (165,013)
                                             5,498,178    5,649,591
Less:  Treasury stock, 331,366 shares at
 June 30, 2005, and 333,866 shares at
 June 30 2004 at cost                         (487,028)    (490,702)
TOTAL STOCKHOLDERS' EQUITY                   5,011,150    5,158,889
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $6,472,263   $6,482,139

See notes to the financial statements.


The Dewey Electronics Corporation
Statements of Operations

                                          Years ended June 30,
                                     2005        2004          2003

Revenues                          $6,198,776   $6,015,303   $6,361,832

Cost of revenues                   4,932,968    4,521,270    4,675,700

Gross profit                       1,265,808    1,494,033    1,686,132

Selling, general and
 administrative expenses           1,299,863    1,213,192    1,185,869

Operating (loss)/profit              (34,055)     280,841      500,263

Interest expense                      35,459       45,165       57,079

Other income - net                    11,956        6,410       34,218

(Loss)/income before income tax
 provision                           (57,558)     242,086      477,402

Income tax benefit/(expense)          26,386      530,764     (190,961)

NET (LOSS)/INCOME                   ($31,172)    $772,850     $286,441

NET (LOSS)/INCOME PER COMMON
 SHARE - BASIC                       ($.02)         $.57        $.21
NET (LOSS)/INCOME PER COMMON
 SHARE - DILUTED                     ($.02)          .55         .20

See notes to the financial statements.


Statements of Stockholders' Equity

                                                            Treasury stock
		                           Accumu-    Accumula-   at cost
             Common Stock   Paid-in    lated      ted Other  Shares Amount
             Shares Amount  capital    Earnings   Compre-
                                                   hensive
                                                   loss

Balance,
 July 1,
 2002     1,693,397 16,934  2,835,307  1,920,905      --   353,866 (520,097)
 Net
 Income          --    --         --     286,441      --      --      --

Other
 Comprehen-
 sive
 expense,
 net of tax:
 Minimum
 pension
 liability
 adjustment     --     --        --               (183,642)    --     --
Exercise of
 stock
 options        --     --    (17,833)       --          -- (20,000)   29,395

Balance,
 June 30,
 2003     1,693,397 16,934  2,817,474  2,207,346  (183,642) 333,866 (490,702)
 Net
 Income         --     --         --     772,850       --       --       --
Other
 Compre-
 hensive
 income,
 net of
 tax:
 Minimum
 pension
 liability
 adjustment     --     --        --         --     18,629      --       --
Balance,
 June 30,
 2004     1,693,397 16,934  2,817,474  2,980,196  (165,013) 333,866 (490,702)
Net loss        -       --        --     (31,172)       --      --        --
Other
 Compre-
 hensive
 expense,
 net of
 tax:
 Minimum
 pension
 liability
 adjustment     --      --       --                (118,012)      --      --
Exercise
 of stock
 options        --      --   (2,229)         --         --     (2,500) 3,674


Balance,
 June 30,
 2005     1,693,397 $16,934 $2,815,245 $2,949,024 ($283,025) 331,366 ($487,028)

See notes to the financial statements.


The Dewey Electronics Corporation

Statements of Cash Flows
                                             Years ended June 30,
                                            2005      2004      2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)/income                         ($31,172)  $772,850  $286,441
Adjustments to reconcile net (loss)/
 income to net cash (used in)/provided
 by operating activities:
Depreciation                               107,824    107,190    75,594
Amortization expense                       163,215     10,804    10,811
Impairment of capitalized development
 Costs                                      34,353         --        --
Impairment of land costs held for sale      63,946         --        --
Gain on sale of assets                          --     (1,100)       --
Deferred income tax (benefit)              (26,331)  (483,275)  (35,117)
Decrease/(Increase) in accounts
 Receivable                                 53,836    (43,647) (479,072)
Decrease in allowance for doubtful
 Accounts                                       --    (10,138)   (9,862)
(Increase) in inventories                 (472,604)  (373,321)  (45,363)
Decrease in contract costs and related
  estimated profits in excess of
  applicable billings                      193,099    114,096   192,867
Decrease in prepaid expenses and other
 current assets                            (21,795)    36,723   (80,484)
Increase/(Decrease) in accounts payable    143,484    (81,416) (130,982)
(Decrease)/Increase in accrued
 expenses and other liabilities            (76,622)    56,567    46,338
Increase/(Decrease) in pension
 costs accrued                              72,456    (10,159)  (15,570)
(Decrease)/Increase in accrued corporate
 income taxes                              (32,384)    17,161   (84,943)
Total adjustments                          202,477   (660,515) (555,783)

Net cash provided by/ (used in)
 operating activities                      171,305    112,335  (269,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and
 Equipment                                (146,904)  (285,559) (117,314)
Expenditures for capitalized
 development costs                         (53,586)  (152,166) (577,352)
Expenditures for land costs held for sale  (99,326)        --        --

Proceeds from sale of assets                    --      1,100        --
Net cash used in investing activities     (299,816)  (436,625) (694,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt       (87,083)   (60,938) (560,938)
Treasury stock sold                          1,445         --    11,562

Net cash used in financing activities      (85,638)   (60,938) (549,376)

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                              (214,149)  (385,228)(1,513,384)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                       1,604,475  1,989,703  3,503,087

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $1,390,326 $1,604,475 $1,989,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid                              $36,883    $45,464    $59,889
Interest received                           11,252      6,372     32,088
Corporate income taxes paid                  2,825     20,950    220,325
See notes to the financial statements.


The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2005, 2004 and 2003

1.  Summary of Significant Accounting Policies

A.  Revenue Recognition

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

B.  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

C.  Fair Value of Financial Instruments

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

D.  Inventories

Cost is determined by the first-in, first-out (FIFO) method.

Inventories are valued at the lower of cost or market. Components of cost include materials, direct labor and factory overhead.

E.  Use of Estimates

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

F.  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Allowance for depreciation is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

G.  Capitalized Development Costs

The Company had $703,799 of capitalized development costs as of June 30, 2005 and had $684,566 of capitalized development costs as of June 30, 2004. These capitalized costs are for costs for efforts to improve and enhance the 2kW generator set product line and involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviews these capitalized costs on a regular basis to assess future recoverability through the existing contracts to which such costs relate and expense such costs, if any, to the extent that they are not deemed recoverable.

In fiscal year 2005, the Company re-evaluated an arrangement with a vendor providing services, and subsequently reclassified approximately $220,000 of capitalized development costs as prepaid expenses and other current assets.

H.  Loan Fees

Loan fees related to the Company's mortgage note (which was replaced by a term loan agreement on February 24, 2005) were capitalized by the Company and amortized utilizing the straight-line basis over the term of the loan. These loan fees have been fully amortized at June 30, 2005.

I.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company wrote-down approximately $34,353 of capitalized development costs in 2005. These costs were expensed and included in general and administrative expenses, during the respective years.

J.  Income Taxes

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

K.  Reclassification

Certain prior year information has been reclassified to conform to current presentation.

L.  Accounting for Stock-Based Compensation

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to account for its stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company does not recognize compensation expense on non-qualified stock options granted to employees when the exercise price of the options is equal to the market price of the underlying stock on the date of the grant. Options granted vest after a one year period and expire ten years from the grant date.

There were no options granted in fiscal year 2005 or 2004. However, pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock option grants under the fair value method prescribed by that Statement. Information with regard to the number of options granted, market price of the grants, vesting requirements, and the maximum term of the options granted would appear by plan type in the sections below. The fair value of these options would be estimated at the date of grant using a Black-Scholes option pricing model.

There were no options granted in fiscal years 2005 and 2004.

The estimated fair value of the option grants are amortized to expense over the options' vesting period beginning January 1 of the following year, due to the timing of the grants. The Company's pro forma information for the years ended June 30, 2005, 2004, 2003 is as follows:

                                       Year Ended June 30
                                     2005      2004      2003
Net (loss)/income, as reported    $(31,172)  $772,850  $286,441
deduct:  Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects                 (8,930)   (18,398)   (9,870)

Pro forma net (loss)/income       $(40,102)  $754,452  $276,571

Earnings per share:
Basic - as reported                $(.02)      $.57      $.21
Basic -pro forma                   $(.02)      $.55      $.21

Diluted - as reported           $   (.02)      $.55      $.20
Diluted - pro forma                $(.02)      $.54      $.20

2.  Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB")
issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43,
Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletins ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... ."  SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a material effect on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No.123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is not expected to have a material effect on the financial statements of the Company.

In April 2005, the FASB issued FASB Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The "conditional asset retirement obligation" terminology used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is required to be adopted no later than the end of fiscal year 2006. Management does not expect that this interpretation will have a material impact on the Company's financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3."
This SFAS No. 154 supersedes APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. Management does not expect this statement to have a material effect on the financial statements.

3.  Inventories

Inventories consist of:
                                        June 30,
                                    2005          2004
Finished goods                    $367,660       $223,969
Work in progress                   298,771        300,474
Raw materials                      731,674        401,058
                                $1,398,105       $925,501


4.  Costs and Estimated Earnings on Uncompleted Contracts

                                        June 30,
                                     2005        2004
Costs incurred on
  contracts in progress          $13,222,175    $11,861,960
Estimated contract profit          3,679,009      3,184,484
                                  16,901,184     15,046,444
Less:  billings to date           16,128,677     14,080,838
                                 $   772,507   $    965,606


Included in the accompanying balance sheets under the following caption:


                                         June 30,
                                      2005      2004
Contract costs and related
 estimated profits in excess
 of applicable billings             $772,507   $965,606

5.  Stock Option Plan

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

The changes in the number of shares under option are as follows:



                             Number of     Exercise
                             Shares        Price

Balance, July 1, 2002        40,500        $.91  Weighted average

Granted during 2003          22,000        $3.93

Exercised                   (20,000)       $(.58)

Balance June 30, 2003        42,500        $2.03  Weighted average

Granted during 2004              --           --

Exercised                        --           --

Balance at June 30, 2004     42,500        $2.03  Weighted average

Granted during 2005              --           --

Exercised                     2,500        $(.58)

Balance at June 30, 2005     40,000        $2.76  Weighted average

Exercisable at June
30, 2005                     40,000        $2.76  Weighted average

Also, at the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors. The number of shares issuable upon exercise of options, which may be granted under this Plan, shall not exceed 50,000 shares of common stock. No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2005.

Outstanding and Exercisable
                            Weighted          Weighted
Exercise                    Average           Average
 Price       Options        Exercise Price    Remaining Life-Years

$.58         5,000          $.58              4.5
1.63        13,000          1.63              5.2
3.93        22,000          3.93              7.5
            40,000



For purposes of the disclosure required under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123", the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.93 per option in 2003. There were no stock options granted in 2005 and 2004.

For the past three fiscal years, the number of options exercisable at fiscal year end was as follows: 40,000 at June 30, 2005, 42,500 at June 30, 2004 and 40,500 at June 30, 2003.

6.  Notes Payable

Notes Payable at June 30, consists of:

                                          2005             2004

Note payable to Sovereign Bank due
 in monthly installments of $12,884
 plus interest at a fixed rate
 of 5.56% with a final maturity
 in February 2007.                       $240,652            --

Mortgage note payable to Sovereign
 Bank due in monthly installments of
 $5,078 plus interest with a final
 maturity in January 2005.                    --        $327,735
            Less current portion          154,606        327,735
Total Long term debt                       86,046       $     --

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan, of which $240,652 was outstanding as of June 30, 2005, is secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and is subject to customary representations, covenants, and default provisions in favor of the Bank.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate plus .25 percent. Effective November 1, 2004, this line of credit agreement was renewed through October 31, 2005. As of June 30, 2005, there were no outstanding borrowings against this line of credit facility. In the event that the Company borrows funds under this line of credit facility, the loan would be co-collateralized by the Collateral.

Management has evaluated its indebtedness and has determined based on interest rates and related terms that the fair value of such debt approximates its carrying value.

7.  Taxes on Income

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

Based on a pre-tax loss of $57,588 and income of $242,086 and $477,402, for the years ended June 30, 2005, 2004 and 2003, respectively, the relevant income and balance sheet accounts are detailed below:





Benefit/(Provision) for income taxes:

                                 Years ended June 30,
                     2005            2004              2003
Deferred
     Federal         $3,434          $374,538          $34,609
     State           22,897           108,737              508

Current
     Federal          2,066            67,815         (182,603)
     State           (2,011)          (20,326)         (43,475)
                    $26,386          $530,764        ($190,961)


Deferred tax assets and liabilities as of June 30, 2005 and June 30, 2004 consisted of the following:


Deferred tax assets: (Current)           2005        2004
Vacation accrual                         $23,344     $    --
Prepaids                                 (13,873)         --
Total                                     $9,471     $    --



Deferred tax liabilities: (Non-
Current)
Depreciation and other                    41,603      24,743
Total                                    $41,603     $24,743

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                   Years ended June 30,
                                  2005      2004      2003
Federal statutory rate            (34.0%)   34.0%     34.0%
State income taxes net of
 federal benefit                  (30.84)    6.0       6.0
Effect of graduated rate           19.0       --        --
Reversal of prior year deferrals     --    (259.4)      --

Effective Rate                    (45.84%) (219.4%)   40.0%
8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering all its employees which is qualified under the Internal Revenue Code. The method of determining the accrued benefit of an employee is the amount equal to .8% of an employee's average monthly salary times the number of years employed by the Company, to a maximum of 35 years. The Company's policy is to contribute the amounts allowable under Internal Revenue Service regulations.

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

In accordance with the Financial Accounting Standards Board Statement No. 132, the Company has analyzed the change in Funded Status between the prior fiscal year and the end of the current fiscal year.




PENSION PLAN

                                             2005      2004
Change in benefit obligation:
  Benefit obligation at
    beginning of year                    $1,028,386   $1,050,379
  Service cost                               28,266       28,434
  Interest cost                              62,834       58,760
  Actuarial (gain)/loss                     194,242      (25,409)
  Benefits paid plus
    administrative expenses                  (3,747)     (83,778)

Benefit obligation at end of year         1,309,981    1,028,386

Change in plan assets:
  Fair value of plan assets at
    beginning of year                       696,191      691,663
  Actual return on plan assets               29,205       28,306
  Employer contributions                     60,000       60,000
  Benefits paid plus administrative
    Expenses                                 (3,747)     (83,778)

Fair value of plan assets at end of
Year                                        781,649      696,191
Funded status                              (528,332)    (332,195)
Unrecognized Net Transition                      --           --
Obligation (Asset)
Unrecognized Prior Service Cost                  --           --
Unrecognized Net (Gain) or Loss             523,471      323,377
Accrued Pension Expense                     $(4,861)     $(8,818)

Measurement Date                            June 30      June 30

Weighted Average Assumptions as of
June 30
  Discount Rate                              5.16%        6.11%
  Expected Long-term Rate of Return
    on Assets                                7.50%        7.50%
  Rate of Increase in Future
    Compensation Levels                      3.00%        3.00%


AMOUNTS RECOGNIZED IN STATEMENT OF FINANCIAL POSITIONS

Set forth below is a summary of the amounts reflected in the Company's statement of financial position at the end of the last two fiscal years:


                                    June 30, 2005     June 30, 2004

Prepaid pension cost                $      --         $      --
Accrued benefit liability            (446,649)         (253,919)
Intangible asset (unrecognized
 prior service cost)                       --                --
Accumulated other comprehensive
 Income                               441,788           245,101

Net amount recognized                $ (4,861)         $ (8,818)


The accumulated benefit obligation for the plan was $1,228,298 and $950,110 at June 30, 2005, and 2004, respectively.






                                         Pension Plan
                                       2005         2004
Service cost-benefits earned
during the period                      $28,266      $28,434
Interest cost on projected
benefit obligation                      62,834       58,760
Expected return on plan assets         (54,201)     (47,824)
Amortization of actuarial loss          19,144       23,392

Net periodic pension cost              $56,043      $62,762


Weighted Average Assumptions for Net Periodic Pension Expense

  Discount Rate                     6.11%     5.83%     7.00%
  Expected Long-term Rate of
    Return on Assets                7.50%     7.50%     7.50%
  Rate of Increase in Future
    Compensation Levels             3.00%     3.00%     3.00%


Dewey Electronics Corporation
Retirement Plan for Employees of the Dewey Electronics Corporation


PLAN ASSETS


Retirement Plan for Employees of Dewey Electronics Corporation's weighted average asset allocations at June 30, 2005, and 2004, by asset category are as follows:


                                              Plan Assets
                                              at June 30th
                                              2005      2004
Asset Category
  Fixed Funds with Guaranteed Interest
    Rates                                     100%      100%

Total                                         100%      100%


The following is the expected future payments

2005-2006              --
2006-2007           4,000
2007-2008          15,000
2008-2009          28,000
2009-2010          38,000
Years 2010-2015   362,000

9.  (Loss)/Income Per Share

Net (loss)/income per share has been presented pursuant to "SFAS" No. 128, "Earnings per Share". Basic net (loss)/income per share is computed by dividing reported net (loss)/income available to common shareholders by weighted average shares outstanding for the period. Diluted net
(loss)/income per share is computed by dividing reported net
(loss)/income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net (loss)/income per common share computations.


                         Twelve Months Ended June 30, 2005

                          Loss     Shares           Per Share Amount
Basic net loss/per
common share           $(31,172)   1,362,031            ($.02)
Effect of dilutive
Securities                   --       11,049               --
Diluted net loss per
common share           $(31,172)   1,373,080            ($.02)

                         Twelve Months Ended June 30, 2004

                          Income   Shares          Per Share Amount
Basic net income per
common share           $772,850    1,359,531             $.57
Effect of dilutive
Securities                   --       42,500            ($.02)
Diluted net income per
common share           $772,850    1,402,031             $.55

                           Twelve Months Ended June 30, 2003

                           Income   Shares       Per Share Amount
Basic net income
per common share       $286,441    1,359,531             $.21
Effect of dilutive
Securities                   --       43,275            $(.01)
Diluted net income
per common share       $286,441    1,402,806             $.20

10.  Related Party Transaction

During 1998, Gordon C. Dewey, the Company's co-founder, lent the Company a total of $200,000. The Company's note payable is unsecured and bears interest at the rate of 9 percent per annum. This note was subordinate to the Company's Mortgage Note with the Bank, but is not subordinate to the new Loan Agreement with the Bank described in Note 6 above. It is repayable upon demand by Frances D. Dewey, Mr. Dewey's widow.

11.  Other Income

Other income/(expense) consists of the following for the years ended June
30:

                                          2005     2004      2003

Sales of scrap and miscellaneous
 income/(expense)-net                     $704     $(1,062)  $2,130
Gain on sale of assets                      --       1,100       --
Interest                                11,252       6,372   32,088
                                       $11,956      $6,410  $34,218

12.  Operating Segments

The Company operates in two segments: Electronics, and Leisure and Recreation. Operations in the Electronics segment is primarily related to supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the Leisure and Recreation segment involve the production and sale of snowmaking machinery and servicing of such machinery at the purchaser's expense beyond the warranty period. Total revenue by segment represents sales to unaffiliated customers, as reported in the Company's Statements of Income. There are no inter-segment sales.

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. All of the Company's operations are performed at its building in Oakland, New Jersey. The facilities and resources are shared by both segments and the direct use of such resources and space cannot be entirely specified. Accordingly, the Company allocates usage of its facilities and equipment.
Depreciation and amortization for the Electronics segment and the Leisure and Recreation segment, respectively, was approximately $260,000 and $11,000 in 2005, $109,000 and $9,000 in 2004, and $79,000 and $7,000 in
2003. Capital expenditures were approximately $147,000 in 2005, $286,000 in 2004, and $117,000 in 2003.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, prepaid expenses, and other current assets.

The following tables present information about reported segment revenues, operating profit or loss, and assets, and reconcile such segment information to the Company's totals:



                                            Year ended June 30, 2005
                                                 (in thousands)

                                               Leisure
                               Electronics     and            Total
                                               Recreation     Company

Total revenue                  $5,988          $  211         $6,199

Operating profit/(loss)            83            (117)           (34)

Interest expense and other
 income-net                                                      (24)

Loss before income taxes                                         (58)

Identifiable assets at June
 30, 2005                       3,480             895          4,375

Corporate assets                                               2,097

Total assets at June 30,
 2005                                                          6,472



                                            Year ended June 30, 2004
                                                (in thousands)

                                              Leisure
                               Electronics    and           Total
                                              Recreation    Company

Total revenue                  $5,640         $  375        $6,015

Operating profit/(loss)           379            (98)          281

Interest expense and other
 income-net                                                    (39)

Profit before income taxes                                     242

Identifiable assets at
 June 30, 2004                  2,952          1,152         4,104


Corporate assets                                             2,378

Total assets at June 30, 2004                                6,482





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

13.  Unaudited Quarterly Financial Data

                                      Net
2005      Revenue       Gross        income/   Earnings per share
                        profit       (loss)
                                                Basic     Diluted

Sept. 30  $1,285,075    $395,990      $54,608    $.04     $.04
Dec. 31    1,853,382     292,229      (28,952)   (.02)    (.02)
Mar. 31    1,267,727     280,054         (517)    .00      .00
Jun. 30    1,792,592     308,646      (56,311)   (.04)    (.04)

    Year  $6,198,776  $1,265,808     $(31,172)  ($.02)   ($.02)


                                      Net
2004      Revenue       Gross         income/   Earnings per share
                        profit        (loss)
                                                Basic     Diluted

Sept. 30  $1,186,774    $274,208      $7,530    $.01      $.01
Dec. 31    1,387,072     285,636     (30,962)   (.02)     (.02)
Mar. 31    1,605,040     382,176      47,763     .04       .03
Jun. 30    1,836,417     552,013     748,519     .54       .53

    Year  $6,015,303  $1,494,033    $772,850    $.57      $.55


                                      Net
2003      Revenue       Gross         income/   Earnings per share
                        profit
                                                Basic     Diluted

Sept. 30  $1,991,665    $438,086      $109,885   $.08      $.08
Dec. 31    1,679,185     484,836        88,064    .07       .06
Mar. 31    1,030,157     466,420        86,918    .06       .06
Jun. 30    1,660,825     296,790         1,574    .00       .00

    Year  $6,361,832  $1,686,132      $286,441   $.21      $.20


14.  Subsequent Events

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. On December 29, 2004, the Company agreed to sell approximately 68 acres of this land to K. Hovnanian North Jersey Acquisitions, L.L.C. ("K. Hovnanian"), a wholly-owned subsidiary of Hovnanian Enterprises, Inc., a residential real estate developer and homebuilder. The Company's stockholders approved the sale of this land at the Annual Stockholders meeting which was held on March 8, 2005. Completion of the proposed land sale depended among other things, on a number of conditions being satisfied, including extensive regulatory and rezoning approvals from New Jersey State and local entities. On June 2, 2005, the Company agreed to extend, from June 7, 2005 until September 7, 2005, the period (the "Investigation Period") during which K. Hovnanian was permitted to conduct its investigation relating to the proposed purchase. The Agreement of Sale provided that, during the Investigation Period, if K. Hovnanian was not satisfied with the results of its investigation, it could terminate the Agreement of Sale without explanation.

On July 25, 2005, the Company announced that it had received from K. Hovnanian a notice terminating the Agreement of Sale. As a result of such termination, the $200,000 deposit previously paid into escrow by K. Hovnanian was returned to K. Hovnanian. As a result of this termination of the Agreement of Sale, the Company has expensed $63,946 of related costs which had been deferred as "Land and related costs held for sale". This amount was expensed during the fourth quarter ended June 30, 2005.







Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

Item 9A.  CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2005, the design and operation of these disclosure controls and procedures were effective. During the fourth fiscal quarter covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

   None





PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders.


Item 11.  EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K








Plan category           (a)             (b)           (c)
                        Number of       Weighted-     Number
                       Securities       average       of securities
                       to be issued     exercise      remaining
                       upon exercise    price of      available
                       of outstanding   outstanding   for future
                       options,         options,      issuance under
                       warrants         warrants      equity compen-
                       and rights       and rights    sation plans
                                                      (excluding
                                                      securities
                                                      reflected
                                                      in column
                                                      (a))

Equity compensation
plans approved by
security holders      40,000            $2.7618       72,500

Equity compensation
plans not approved
by security holders       --                --            --

Total                 40,000            $2.7618       72,500

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders.


PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  (1)  The following financial statements are included in Part II
          Item 8:

                                                                  Page

Report of Independent Registered Public Accounting Firm            22

Balance Sheets, June 30, 2005 and 2004                             23

Statements of Operations, Years Ended June 30,
2005, 2004 and 2003                                                24

Statements of Stockholders' Equity, Years Ended
June 30, 2005, 2004 and 2003                                       24

Statements of Cash Flows, Years Ended June 30,
2005, 2004 and 2003                                                25

Notes to Financial Statements                                      26


       (2)  Exhibits                                               42

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately follows the signature page, and is incorporated herein by this reference.






SIGNATURES
Item 16.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION



/s/ John H.D. Dewey                      /s/ Thom A. Velto_____________
BY: John H.D. Dewey                      BY:  Thom A. Velto, Treasurer
President and Chief Executive Officer

DATE:  October 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Alexander A. Cameron    Date:  October 12, 2005
Alexander A. Cameron,       Director

/s/ Frances D. Dewey        Date:  October 12, 2005
Frances D. Dewey,           Director

/s/ John H.D. Dewey         Date:  October 12, 2005
John H.D. Dewey             Director

/s/ James M. Link           Date:  October 12, 2005
James M. Link               Director

/s/ Nathaniel Roberts       Date:  October 12, 2005
Nathaniel Roberts           Director


THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number                                                        Page No.

3(a)-Certificate of Incorporation as amended.  This item was filed as part of the Registrant's Form 10-K for the year ended June 30,
1988 and is herein incorporated by reference.                      --

3(b)-By Laws as amended.  This item was filed as part of the
Registrant's Form 10-K for the year ended June 30, 1988 and is herein
incorporated by reference.                                         --


10(a)-Line of credit agreement dated as of September 18, 1997 with Sovereign Bank providing for the borrowing of up to $500,000. This item was filed as part of the Registrant's Form 10-K for the year
ended June 30, 1997 and is herein incorporated by reference.       --

10(b)-2001 Stock Option Plan. This item was filed with the Registrant's Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

10(c)-Amendment and Restatement of the 1998 Stock Option Plan.
This item was filed with the Registrant's Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

10(d)--Term Loan Agreement, dated February 24, 2005 with Sovereign
Bank, providing for the borrowing of $292,187 to replace the balance due on its mortgage with a new term ending February 23, 2007 at a fixed annual interest rate of 5.56 percent. This item was filed as part of the Registrants Form 8-K dated February 28, 2005 and is herein incorporated by reference.

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