Form 10-Q
period 2005-09-30
DEWEY ELECTRONICS CORP
filed 2005-11-14
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 2005	Commission File No 0-2892


THE DEWEY ELECTRONICS CORPORATION


A New York Corporation

I.R.S. Employer Identification No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
..

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X.

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,362,031 at November 10, 2005.

















THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                                      Page
No.

Part I  Financial Information

Item 1.  Consolidated Financial Statements                             3

         Consolidated Balance Sheets -
         September 30, 2005 and June 30, 2005                          4

         Consolidated Statements of Operations -
         Three Months Ended September 30, 2005
         and September 30, 2004                                        5

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2005
         and September 30, 2004                                        6

         Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                14

Item 4.  Controls and Procedures                                      23

Part II  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                                  24

Item 4.  Submission of Matters to a Vote of Security Holders          24

Item 6.  Exhibits                                                     24









PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2005.











THE DEWEY ELECTRONICS CORPORATION
BALANCE SHEETS

                                        SEPTEMBER 30,           JUNE 30,
                                            2005                 2005

ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS              $1,141,084           $1,390,326
  ACCOUNTS RECEIVABLE, NET                  749,332              756,215
  INVENTORIES                             1,417,643            1,398,105
  CONTRACT COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS OF BILLINGS           763,469              772,507
  DEFERRED TAX ASSET                          9,471                9,471
  PREPAID EXPENSES AND OTHER CURRENT
    ASSETS                                  234,749              233,977

      TOTAL CURRENT ASSETS                4,315,748            4,560,601

PLANT, PROPERTY AND EQUIPMENT - NET         646,956              614,535

CAPITALIZED DEVELOPMENT COSTS               703,799              703,799
DEFERRED TAXES                               41,603               41,603
DEFERRED COSTS                               10,000               10,000
LAND AND RELATED COSTS HELD FOR SALE        555,027              541,725
      TOTAL OTHER ASSETS                  1,310,429            1,297,127

TOTAL ASSETS                             $6,273,133           $6,472,263

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                   $185,592             $398,513
  ACCRUED EXPENSES AND OTHER LIABILITIES    152,666               30,498
  ACCRUED COMPENSATION AND BENEFITS
    PAYABLE                                 142,816              144,801
  ACCRUED PENSION COSTS                       4,861                4,861
  NOTE PAYABLE                              154,606              154,606
  DUE TO RELATED PARTY                      200,000              200,000

    TOTAL CURRENT LIABILITIES               840,541              933,279

LONG-TERM PENSION LIABILITY                 426,788              441,788
LONG-TERM PORTION OF NOTE PAYABLE            47,395               86,046

STOCKHOLDERS' EQUITY:
  COMMON STOCK, par value $.01;
  authorized 3,000,000 shares; issued
  and outstanding 1,693,397 shares           16,934               16,934
  PAID-IN CAPITAL                         2,815,245            2,815,245
  ACCUMULATED EARNINGS                    2,896,283            2,949,024
  ACCUMULATED OTHER COMPREHENSIVE LOSS     (283,025)            (283,025)

                                          5,445,437            5,498,178
LESS: TREASURY STOCK 333,866 SHARES
 AT COST                                   (487,028)            (487,028)

  TOTAL STOCKHOLDERS' EQUITY              4,958,409            5,011,150
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $6,273,133           $6,472,263

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)



                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
                                            2005             2004

REVENUES                                 $1,116,265       $1,285,075

   COST OF REVENUES                         915,779          889,085

GROSS PROFIT                                200,486          395,990

  SELLING & ADMIN. EXPENSES                 284,549          297,891

OPERATING (LOSS)/INCOME                     (84,063)          98,099

   INTEREST EXPENSE                           7,793            9,376

   OTHER INCOME - NET                        (3,954)          (2,291)

(LOSS)/INCOME BEFORE INCOME TAXES           (87,902)          91,014

INCOME TAX BENEFIT/(EXPENSE)                 35,161          (36,406)

NET (LOSS)/INCOME                          ($52,741)         $54,608
                                           =========        =========




NET (LOSS)/INCOME PER SHARE:
   BASIC                                     ($0.04)         $0.04
   DILUTED                                   ($0.04)         $0.04


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                                   1,362,031       1,359,531
   DILUTED                                 1,362,031       1,402,031


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              2005            2004

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                  ($52,741)        $54,608

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION                               28,499          26,850
   AMORTIZATION OF LOAN FEES                       0          18,521
   DEFERRED INCOME TAXES                           0               0
  DECREASE IN ACCOUNTS RECEIVABLE              6,883         125,550
  (INCREASE) IN INVENTORIES                  (19,538)       (350,779)
  DECREASE/(INCREASE) IN CONTRACT COSTS
    AND RELATED ESTIMATED PROFITS IN EXCESS
    OF APPLICABLE BILLINGS                     9,038        (117,799)
  (INCREASE)DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS                    (772)            837
   (DECREASE)/INCREASE IN ACCOUNTS PAYABLE  (212,921)         77,798
   INCREASE/(DECREASE) IN ACCRUED
      LIABILITIES                            120,183          (9,721)
   INCREASE IN ACCRUED CORPORATE
     INCOME TAXES                                  0          33,581
   INCREASE/(DECREASE) IN ACCRUED PENSION
     COSTS                                   (15,000)         15,000

   TOTAL ADJUSTMENTS                         (83,628)       (210,162)

NET CASH (USED IN)PROVIDED BY OPERATIONS    (136,369)       (155,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
     EQUIPMENT                               (60,920)         (7,870)
   EXPENDITURES FOR CAPITALIZED DEVELOPMENT
      COSTS                                        0          (8,229)
   COSTS CAPITALIZED WITH LAND HELD FOR SALE (13,302)         (7,161)

NET CASH USED IN INVESTING ACTIVITIES        (74,222)        (23,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM DEBT      (38,651)        (15,235)

NET CASH USED IN FINANCING ACTIVITIES        (38,651)        (15,235)

NET (DECREASE) IN CASH                      (249,242)       (194,049)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                   1,390,326       1,604,475

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                 $ 1,141,084      $1,410,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      INTEREST PAID                           $7,828          $9,455
      INTEREST RECEIVED                       $4,711          $1,885
      CORPORATE INCOME TAXES PAID               $325          $2,825

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

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


                                           3 Months Ended September 30
                                                 2005       2004

Net (loss)/income, as reported                ($52,741)    $54,608

Deduct:  Total stock-based
  employee compensation
  Expense determined
  under fair value based
  method for all awards,
  net of related tax
  Effects                                        2,233       4,935

Pro forma net income                          ($54,974)    $49,673

Earnings per share:
  Basic - as reported                          ($.04)        $.04
  Basic - pro forma                            ($.04)        $.04

Diluted - as reported                          ($.04)        $.04
Diluted - pro forma                            ($.04)        $.04

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005



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


                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                             September 30, 2005     June 30, 2005

Finished Goods                     $356,386            $367,660
Work In Progress                    303,445             298,771
Raw Materials                       757,782             731,674
Total                            $1,417,613          $1,398,105










THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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


NOTE 8:  CAPITALIZED DEVELOPMENT COSTS

Capitalized costs are for costs for efforts to improve and enhance the 2kW generator set product line and involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product, which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviews these capitalized costs on a regular basis to assess future recoverability through the existing contracts to which such costs relate and expense such costs, if any, to the extent that they are not deemed recoverable.

NOTE 9:  INCOME TAXES

The income tax expense for the three-month period ended September 30, 2005 and 2004 was at an effective tax rate of 40%.

NOTE 10:  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. Management believes that, as of September 30, 2005, the carrying value of such assets are not impaired.




THE DEWEY ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005


NOTE 11:  INCOME PER SHARE

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.



                               Three Months Ended September 30,
                             2005                        2004
                                         Per                        Per
                     Income    Shares    Share    Income   Shares   Share
                                         Amount                     Amount
Basic net
(loss)/income
  per common share  ($52,742) 1,362,031  ($.04)  $54,608  1,359,531 $.04

Effect of dilutive
  Securities              --          0     --        --     42,500   --


Diluted net (loss)
income per common
  Share             ($52,742) 1,362,031  ($.04)  $54,608  1,402,031 $.04



Stock options to purchase 40,000 shares of common stock were outstanding at September 30, 2005, but were not included in the dilutive loss per share computation because the effect would be antidilutive.







THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

NOTE 12:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the three-month period ended September 30, 2005 and 2004 are as follows:


                                            Three months ended
                                               September 30,

                                          2005           2004

Electronics Segment
  Revenues                             $1,094,205      $1,246,129
  Operating (Loss)/Income                 (71,644)        112,539


LEISURE AND RECREATION SEGMENT
  Revenues                                 22,060          38,946
  Operating (Loss)                        (12,419)        (14,440)

Total
  Revenues                              1,116,265       1,285,075

  Operating (Loss)/Income                 (84,063)         98,099

Interest Expense                           (7,793)         (9,376)
Other Income                                3,954           2,291
Income Tax Benefit/(Expense)               35,161         (36,406)

  Net Income                             ($52,741)        $54,608



NOTE 13:  PENSION PLAN

                                         Three months ended September 30
                                                2005       2004

Service cost                                 $ 9,897    $ 7,067
Interest cost                                 16,899     15,708
Expected return on plan assets               (15,153)   (13,550)
Amortization of prior service cost                --         --
Amortization of net (gain) loss                9,127      4,786

Net periodic benefit cost                    $20,770    $14,011

Employer Contributions

The Company previously disclosed in its financial statements for the year ended June 30, 2005, that it expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary. As of September 30, 2005, $30,000 of contributions have been made. The Company presently expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary.


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

NOTE 14:  Recent Accounting Pronouncements

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

NOTE 14:  Recent Accounting Pronouncements Cont'd

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







THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited consolidated financial statements, including the notes thereto, appearing in the Company's Form 10-K for the fiscal year ended June 30, 2005. Certain statements in this report may be deemed "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Government Defense Business" and "Company Strategy". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

The Electronics segment provides most of the Company's revenues and is comprised mostly of the 2kW generator product line, two research and development contracts, and other various spare parts sales orders, more limited in scope and duration. The 2kW generator product line is provided to the various branches of the Armed Forces of the United States. Production is under a long-term contract as well as short-term orders for limited quantities. The Company also provides speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor. In past years, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997. Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through September 30, 2005 amount to approximately $15 million.
As with the initial contract mentioned above, this contract allows for the U.S. Army to place annual production orders and to place additional interim orders. However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

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

Consolidated Summary

For the three-month period ended September 30, 2005, consolidated revenues were $1,116,265 and operations resulted in a loss of $84,063. During the same period last year, consolidated revenues were $1,285,075 and operating income was $98,099.

Revenues for the three-month period ended September 30, 2005 were lower compared to the same three-month period last year. This is attributable to both segments and is discussed further below in the results of operations by business segment. Also, information about the Company's operations in its two segments for the three-month period this year and last year can be found in Note 12 of the Notes to Consolidated Financial Statements.




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

For the three-month period ended September 30, 2005, revenues in the electronics segment were $151,924 lower than the same three-month period last year. During the three-month period this year, the production of 2kW generator sets provided 30% of Electronics segment revenues, the Company's research and development contracts provided 46% of Electronics segment revenues and various orders which are generally for replacement parts provided 24% of Electronics segment revenues. During the same three-month period last year, the production of 2kW generator sets provided 38% of Electronics segment revenues, the Company's research and development contract provided 24% of Electronics segment revenues and various orders generally for replacement parts provided 38% of Electronics segment revenues.

The decrease in revenues during the three-month period ended September 30, 2005 compared to September 30, 2004 is the result of lower production efforts towards various orders for replacement parts as well as the generator set contract. Most of these efforts had been redirected towards the Company's research and development contracts (see "Government Defense Business" below), which increased in revenues compared to the same three-month period last year.

This change in product mix and reduction in revenues also resulted in a decline in profitability. Higher margin production of replacement parts and generator sets had been replaced by lower margin efforts towards research and development.

As of September 30, 2005, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $3.2 million. It is estimated that most of this backlog will be recognized as revenues during this fiscal year ending June 30, 2006.

As of September 30, 2004, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.4 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were lower by $16,886 for the three-month period ended September 30, 2005 when compared to the same period last year as a result of fewer sales of replacement parts. No snowmaking machine sales were made during this period of either year. Revenues in the three-month period for both year's were derived entirely from the sale of replacement parts. The sale of snowmaking machines are recorded when machinery has been delivered which historically has been during the second fiscal quarter.

As a result of a review of this segment completed by management during 2003, enhancements to the machines were designed. These enhancements were and are currently designed to simplify the operation of the HEDCO snowmaker and are made available to provide remote control operations and monitoring as optional features. The cost of developing these enhancements is expensed as incurred. In addition, the market for snowmaking machines has changed in recent years. Rather than ordering machinery months ahead of delivery times, customers are expecting product to be readily available for immediate use. The last year in which the Company had a backlog of orders for snowmaking machines was in 2001. In order to remain competitive, the Company had produced some models for inventory purposes. During October 2005, the Company received orders for snowmaking machines for November delivery in the amount of approximately $98,000.

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

At September 30, 2005, the Company's working capital was $3,475,207 compared to $3,627,322 at June 30, 2005.

The ratio of current assets to current liabilities was 5.13 to 1 at September 30, 2005 and 4.89 to 1 at June 30, 2005.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                 Three Months ended September 30,

                                      2005               2004
Net Cash used in

  Operating activities              ($136,369)         ($155,554)
  Investing activities               ($74,222)          ($23,260)
  Financing activities               ($38,651)          ($15,235)


Operating Activities

Adjustments to reconcile net earnings to net cash used in operating activities are presented in the Statements to Cash Flows in the Company's Financial Statements.

During the three-month period ended September 30, 2005, net cash used in operating activities was comprised primarily of net income before depreciation and amortization, a decrease in accounts payable and an increase in accrued liabilities.

Net cash used in operating activities in the three-month period ended September 30, 2004 was comprised primarily of net income before depreciation and amortization, an increase in accounts payable, and an increase in inventories. Inventories increased primarily as a result of the Company's efforts to increase capacity of 2kW generator sets for more rapid delivery of orders.

The Company expenses its research and development costs as incurred. These costs consist primarily of material and labor costs. For the three-month period ended September 30, 2005, the Company expensed $22,700 of these costs. For the same three-month period last year, the Company expensed $12,764 of research and development costs.

Investing Activities

During the three-month period ended September 30, 2005, net cash used in investing activities amounted to $74,222. Of this amount, $60,920 was used for plant, property and equipment, and $13,302 was used by the Company for "land and land costs held for sale".

During the three-month period ended September 30, 2004, investing activities used $23,260. Of this amount, $7,870 was used for plant, property and equipment, and $7,161 was used for costs associated with "land and land costs held for sale". The Company had also used $8,229 to continue to invest in its capitalized development costs.

Financing Activities

Financing activities during the three-month period ended September 30, 2005 used $38,651 compared to $15,234 during the same period last year. These amounts represent principal reduction payments made toward the Company's term loan agreement.

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan, of which $202,001 was outstanding as of September 30, 2005, is secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and is subject to customary representations, covenants and default provisions in favor of the Bank.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate plus .25 percent. Effective November 1, 2004, this line of credit agreement was renewed through October 31, 2005. As of September 30, 2005, there were no outstanding borrowings against this line of credit facility. In the event that the Company borrows funds under this line of credit facility, the loan would be co-collateralized by the Collateral under the Loan Agreement. On November 9, 2005, this line of credit agreement was renewed on the same terms and conditions with a maturity date of December 1, 2006.

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

Previously, on December 29, 2004, the Company had agreed to sell approximately 68 undeveloped and unused acres of this land to K. Hovnanian North Jersey Acquisitions, L.L.C. ("K. Hovnanian"), a wholly-owned subsidiary of Hovnanian Enterprises, Inc., a residential real estate developer and homebuilder. The Company's stockholders approved the sale of this land at the Annual Stockholders meeting, which was held on March 8, 2005. Completion of the proposed land sale depended on, among other things, a number of conditions being satisfied, including extensive regulatory and rezoning approvals from New Jersey State and local entities. On June 2, 2005, the Company agreed to extend, from June 7, 2005 until September 7, 2005, the period (the "Investigation Period") during which K. Hovnanian was permitted to conduct its investigation relating to the proposed purchase. The Agreement of Sale provided that, during the Investigation Period, if K. Hovnanian was not satisfied with the results of its investigation, it could terminate the Agreement of Sale without explanation.

On July 25, 2005, the Company announced that it had received from K. Hovnanian a notice terminating the Agreement of Sale. As a result of such termination, the $200,000 deposit previously paid into escrow by K. Hovnanian was returned to K. Hovnanian. As a result of this termination of the Agreement of Sale, the Company had expensed $63,946 of related costs, which had been capitalized as "Land and related costs held for sale". This amount was expensed during the fourth quarter ended June 30, 2005.

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

Historically, the Company's revenues from its government defense business have been dependent upon single programs. Currently, the Company's primary program is with the U.S. Army to provide diesel operated generator sets. On September 7, 2001, the Company was awarded a ten-year contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets. This ten-year indefinite delivery, indefinite quantity contract replaced the initial contract, which was awarded in 1996. The Company has been the sole source producer of this generator set for the Armed Forces since 1997. These generators continue to be provided for both active and reserve components of various departments of the U.S. Armed Forces.

As with the initial contract, the current contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place annual production orders and also place additional interim orders. The amount of orders received under this contract is approximately $15 million through September 30, 2005. Deliveries of these orders are scheduled to continue through May 2006.

The composition of the Company's government defense business has been evolving in recent years. Production efforts towards the 2kW generator set contract have been reduced as a result of reduced orders. During the three-months ended September 30, 2005, these production efforts provided approximately 30% of Electronics segment revenue compared to approximately 35% during the same period in fiscal year 2005 and approximately 57% during the same period in fiscal year 2004. This reduction in contribution to Electronic segment revenue was offset by other Electronics segment businesses. Replacement parts and other short-term business provided approximately 24% of Electronics segment revenue during the three-months ended September 30, 2005, approximately 35% during the same period in fiscal year 2005, and approximately 36% during the same period in fiscal year 2004. In addition the Company was awarded a research and development contract on September 9, 2003 and another research and development contract on September 28, 2004. Efforts toward these research and development contracts provided approximately 46% of Electronics segment revenues during the three-months ended September 30, 2005, approximately 30% during the same period in fiscal year 2005 and approximately 7% during the same period in fiscal year 2004 when the initial research and development contract was awarded.

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

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington was in the amount of approximately $1.8 million. The contract was for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the Army for lighter, quieter models. Work on this contract was performed at the Company's location in Oakland, New Jersey and was completed in September 2005. On September 28, 2004, the Company was awarded a second "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of $1.5 million, for work to be performed towards similar objectives. Work on this project is expected to continue through September 2006. There are no assurances of future production orders as a result of these contracts. However, both contracts require the Company to present improvements to the government.

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

The Company is focusing its efforts on select product categories where management believes that the Company can grow its business. Although no assurances can be made that such strategy will be successful, management believes that long term growth can be achieved from three perspectives:
1) growing the Company's market share in areas where it already has a strong presence, 2) expanding into related markets, and 3) expanding its strengths into related product categories.

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

The Company has capitalized certain development costs for efforts to improve and enhance the 2kW generator set product line. These efforts involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product, which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviews these capitalized costs on a regular basis, to assess future recoverability through the existing contracts to which such costs relate, and expenses such costs, if any, to the extent they are not deemed recoverable. The Company had $703,799 of capitalized development costs as of September 30, 2005 and as of June 30, 2005. See "Government Defense Business" above.

ITEM 4.  Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2005, the design and operation of these disclosure controls and procedures were effective. During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





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

                                THE DEWEY ELECTRONICS CORPORATION




                                /s/ John H.D. Dewey
Date:  November 11, 2005        John H.D. Dewey
                                President and Chief Executive Officer




                                /s/ Thom A. Velto
Date:  November 11, 2005        Thom A. Velto
Treasurer













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