Form 10-Q
period 2005-12-31
DEWEY ELECTRONICS CORP
filed 2006-02-17
CIK 28561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 2005
Commission File No 0-2892


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes     No  X.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,362,031 at February 10, 2006.










THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                              Page No.

Part I  Financial Information

Item 1.  Consolidated Financial Statements                          3

Consolidated Balance Sheets -
December 31, 2005 and June 30, 2005                                 4

Consolidated Statements of Operations -
Three and Six Months Ended December 31, 2005
and December 31, 2004                                               5

Consolidated Statements of Cash Flows for the
Six Months Ended December 31, 2005
and December 31, 2004                                               6

Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                                         14

Item 4.  Controls and Procedures                                   24

Part II  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use
of Proceeds                                                        25

Item 4.  Submission of Matters to a Vote of Security Holders       25

Item 6.  Exhibits                                                  25








PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2005.








THE DEWEY ELECTRONICS CORPORATION
BALANCE SHEETS

                                     DECEMBER 31,             JUNE 30,
                                        2005                     2005
                                     (UNAUDITED)

ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS          $1,032,072             $1,390,326
  ACCOUNTS RECEIVABLE                   643,320                756,215
  INVENTORIES                         1,207,657              1,398,105
  CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS
    OF BILLINGS                       1,008,530                772,507
  DEFERRED TAX ASSET                          0                  9,471
  PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                      180,056                233,977

      TOTAL CURRENT ASSETS            4,071,635              4,560,601

PLANT, PROPERTY AND EQUIPMENT - NET     646,222                614,535

CAPITALIZED DEVELOPMENT COSTS           703,799                703,799
DEFERRED TAXES                                0                 41,603
DEFERRED COSTS                           10,000                 10,000
LAND AND RELATED COSTS HELD FOR SALE    565,064                541,725
      TOTAL OTHER ASSETS              1,278,863              1,297,127

TOTAL ASSETS                         $5,996,720             $6,472,263

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE              $ 167,818               $398,513
  ACCRUED EXPENSES AND OTHER
     LIABILITIES                        156,718                 30,498
  ACCRUED COMPENSATION AND BENEFITS
     PAYABLE                            137,265                144,801
  ACCRUED PENSION COSTS                   4,861                  4,861
  NOTE PAYABLE                          154,606                154,606
  DUE TO RELATED PARTY                  200,000                200,000

    TOTAL CURRENT LIABILITIES           821,268                933,279

LONG-TERM PENSION LIABILITY             441,788                441,788
LONG-TERM PORTION OF NOTE PAYABLE         8,744                 86,046

STOCKHOLDERS' EQUITY:
  COMMON STOCK, par value $.01;
     authorized 3,000,000 shares;
     issued and outstanding
     1,693,397 shares                    16,934                 16,934
  PAID-IN CAPITAL                     2,815,245              2,815,245
  ACCUMULATED EARNINGS                2,662,794              2,949,024
  ACCUMULATED OTHER COMPREHENSIVE
     LOSS                              (283,025)              (283,025)
                                      5,211,948              5,498,178
LESS: TREASURY STOCK 333,866 SHARES
     AT COST                           (487,028)              (487,028)

  TOTAL STOCKHOLDERS' EQUITY          4,724,920              5,011,150
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                          $5,996,720             $6,472,263

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)



                             THREE MONTHS ENDED   SIX MONTHS ENDED
                               DECEMBER 31,         DECEMBER 31
                             2005      2004       2005       2004

REVENUES                  $1,974,374 $1,853,382 $3,090,639 $3,138,457

   COST OF REVENUES        1,738,997  1,561,153  2,654,776  2,450,238

GROSS PROFIT                 235,377    292,229    435,863    688,219

  SELLING & ADMIN. EXPENSES  378,148    334,901    662,697    632,792

OPERATING (LOSS)/INCOME     (142,771)   (42,672)  (226,834)    55,427

   INTEREST EXPENSE            7,264      9,146     15,057     18,522

   OTHER (INCOME) - NET       (2,781)    (3,564)    (6,735)    (5,855)

(LOSS)/INCOME BEFORE INCOME
TAXES                       (147,254)   (48,254)  (235,156)    42,760

INCOME TAX BENEFIT/(EXPENSE) (86,235)    19,302    (51,074)   (17,104)

NET (LOSS)/INCOME          ($233,489)  ($28,952) ($286,230    $25,656





NET (LOSS)/INCOME PER SHARE:

   BASIC                      ($0.17)    ($0.02)    ($0.21)    $0.02
   DILUTED                    ($0.17)    ($0.02)    ($0.21)    $0.02




WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:

   BASIC                     1,362,031  1,359,531  1,362,031  1,359,531
   DILUTED                   1,362,031  1,367,671  1,362,031  1,367,556

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              SIX MONTHS ENDED
                                                DECEMBER 31,
                                            2005            2004

CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS)/INCOME                           $(286,230)      $25,656

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  DEPRECIATION                                 57,000        53,700
   AMORTIZATION OF LOAN FEES                        0        97,043
   (DECREASE) IN DEFERRED TAXES                51,074        13,086
  DECREASE/(INCREASE) IN ACCOUNTS RECEIVABLE  112,895      (114,862)
  DECREASE IN INVENTORIES                     190,448       102,646
  INCREASE IN CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS OF
    APPLICABLE BILLINGS                      (236,023)     (159,669)
  DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS                   53,922        55,221
   (DECREASE) IN ACCOUNTS PAYABLE            (230,695)      (72,287)
   INCREASE/(DECREASE) IN ACCRUED
      LIABILITIES                             118,684        (3,687)
   INCREASE IN ACCRUED CORPORATE
      INCOME TAXES                                  0         1,293

   TOTAL ADJUSTMENTS                          117,305       (27,516)

NET CASH (USED IN) OPERATIONS                (168,925)       (1,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
    EQUIPMENT                                 (88,687)      (23,703)
   EXPENDITURES FOR CAPITALIZED DEVELOPMENT
    COSTS                                           0        (6,138)
   COSTS CAPITALIZED WITH LAND HELD FOR SALE  (23,339)      (46,972)

NET CASH (USED IN) INVESTING ACTIVITIES      (112,026)      (76,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF LONG TERM DEBT       (77,303)      (30,469)

NET CASH (USED IN) FINANCING ACTIVITIES       (77,303)      (30,469)

NET (DECREASE) IN CASH                       (358,254)     (109,142)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 1,390,326     1,604,475

CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                  $1,032,072    $1,495,333


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

      INTEREST PAID                            15,056        18,628
      INTEREST RECEIVED                         8,258         3,785
      CORPORATE INCOME TAXES PAID               7,825         2,825

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

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


                                        3 Months Ended December 31
                                           2005             2004

Net (loss), as reported                  ($233,489)       ($28,952)



Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  Effects                                    2,232            4,935

Pro forma net (loss)                     ($235,721)        ($33,887)

Earnings per share:
  Basic - as reported                      ($.17)             ($.02)
  Basic - pro forma                        ($.17)             ($.02)

Diluted - as reported                      ($.17)             ($.02)
Diluted - pro forma                        ($.17)             ($.02)

                                         6 Months Ended December 31
                                           2005              2004

Net income/(loss), as reported            ($286,230)        $25,656

Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  Effects                                     4,465           9,870

Pro forma net income/(loss)               ($290,695)        $15,786

Earnings per share:
  Basic - as reported                       ($.21)             $.02
  Basic - pro forma                         ($.21)             $.01

Diluted - as reported                       ($.21)             $.02
Diluted - pro forma                         ($.21)             $.01




THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

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



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005



                              December 31, 2005      June 30, 2005
Finished Goods                   $253,861              $367,660
Work In Progress                  292,863               298,771
Raw Materials                     660,933               731,674
Total                          $1,207,657            $1,398,105

NOTE 6:USE OF ESTIMATES

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

NOTE 9:  INCOME TAXES

The income tax expense for the three and six-month periods ended December 31, 2004 was at an effective rate of 40%. No income tax benefit has been recorded against the net loss before taxes for the six-months ended December 31, 2005.






THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005


NOTE 10:  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. Management believes that, as of December 31, 2005, the carrying value of such assets are not impaired.

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                             Three Months Ended December 31,
                               2005                        2004
                                          Per                     Per
                      Loss    Shares     Share   Loss   Shares    Share
                                         Amount                   Amount

Basic net
(loss)/income
  per common share  ($233,489) 1,362,031 ($.17) ($28,952) 1,359,531 ($.02)

Effect of dilutive
  Securities               --          0    --        --     8,140    --

Diluted net (loss)
income per common
  Share             ($233,489) 1,362,031 ($.17) ($28,952) 1,367,671 ($.02)










THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005


                                   Six Months Ended December 31,
                             2005                    2004
                                            Per                      Per
                        Loss    Shares      Share   Income Shares    Share
                                            Amount                   Amount

Basic net
(loss)/income
  per common share   ($286,230) 1,362,031  ($.21)  $25,656  1,359,531 $.02

Effect of dilutive
  Securities                --          0     --        --      8,025   --

Diluted net (loss)
income per common
  Share              ($286,230) 1,362,031  ($.21)  $25,656  1,367,556 $.02




Stock options to purchase 40,000 shares of common stock were outstanding at December 31, 2005, but were not included in the dilutive loss per share computation because the effect would be antidilutive.

NOTE 12:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the three-month period ended December 31, 2005 and 2004 are as follows:


                       Three months ended          Six months ended
                           December 31,            December 31,
                       2005        2004            2005        2004

Electronics Segment
  Revenues             $1,840,073  $1,702,439     $2,934,278   $2,948,568
  Operating (Loss)
  /Income                (109,959)     18,413       (181,603)     130,952



LEISURE AND RECREATION
 SEGMENT
  Revenues                134,301     150,943        156,361      189,889
  Operating (Loss)        (32,812)    (61,085)       (45,231)     (75,525)

Total
  Revenues              1,974,374   1,853,382      3,090,639    3,138,457

  Operating (Loss)/
    Income               (142,771)    (42,672)      (226,834)      55,427

Interest Expense           (7,264)     (9,146)       (15,057)     (18,522)
Other Income                2,781       3,564          6,735        5,855
Income Tax (Expense)
  /Benefit                (86,235)     19,302        (51,074)     (17,104)

  Net Income             (233,489)    (28,952)      (286,230)      25,656




THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

NOTE 13:  PENSION PLAN


                          Three months ended     Six months ended
                             December 31             December 31
                             2005      2004      2005       2004

Service cost                $9,898    $7,066    $19,795    $14,133
Interest cost               16,899    15,709     33,798     31,417
Expected return on plan
 Assets                    (15,153)  (13,550)   (30,306)   (27,100)
Amortization of prior
 service cost                   --        --         --         --
Amortization of net
  (gain) loss                9,127     4,786     18,254      9,572

Net periodic benefit cost  $20,771   $14,011    $41,541    $28,022

Employer Contributions

The Company previously disclosed in its financial statements for the year ended June 30, 2005, that it expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary. As of December 31, 2005, $30,000 of contributions have been made. The Company presently expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary.

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

In December 2004, the FASB issued SFAS No.123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to adopt the provisions of SFAS No. 123R in the third quarter of fiscal year 2006. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is not expected to have a material effect on the financial statements of the Company.

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








THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited consolidated financial statements, including the notes thereto, appearing in the Company's Form 10-K for the fiscal year ended June 30, 2005. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", "Government Defense Business" and "Company Strategy". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

The Electronics segment provides most of the Company's revenues and is comprised mostly of the 2kW generator product line, two research and development contracts (work under one was completed in September 2005) and other various spare parts sales orders, more limited in scope and duration. The 2kW generator product line is provided to the various branches of the Armed Forces of the United States. Production is under a long-term contract as well as short-term orders for limited quantities. The Company also provides speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor. In past years, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997. Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through December 31, 2005 amount to approximately $17 million. As with the initial contract mentioned above, this contract allows for the U.S. Army to place annual production orders and to place additional interim orders. However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

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

Consolidated Summary

For the three-month period ended December 31, 2005, consolidated revenues were $1,974,374 and operations resulted in a loss of $142,771. During the same period last year, consolidated revenues were $1,853,382 and operating loss was $42,672.

For the six-month period ended December 31, 2005, consolidated revenues were $3,090,639 and operations resulted in a loss of $226,834. During the same six-month period last year, consolidated revenues were $3,138,457 and operations resulted in a profit of $55,427.

Revenues for the three-month period ended December 31, 2005 were higher compared to the same three-month period last year, attributable to the Electronics segment, while revenues for the six-month period were lower in both segments compared to the same six-month period last year. Results of operations by business segment are discussed further below. Also, information about the Company's operations in its two segments for the three-month and six-month periods this year and last year can be found in Note 12 of the Notes to Consolidated Financial Statements.

Income Taxes

The income tax expense for the three and six-month periods ended December 31, 2004 was at an effective rate of 40%. No income tax benefit has been recorded against the net loss before taxes for the six-months ended December 31, 2005.

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

For the three-month period ended December 31, 2005, revenues in the Electronics segment were $137,634 higher than the same three-month period last year. During the three-month period this year, production towards the 2kW generator set contract provided 54% of Electronics segment revenues, the Company's research and development contracts provided 16% of Electronics segment revenues and various orders which are generally for replacement parts provided 30% of Electronics segment revenues. During the same three-month period last year, production towards the 2kW generator set contract provided 39% of Electronics segment revenues, the Company's research and development contracts provided 23% of Electronics segment revenues and various orders generally for replacement parts provided 38% of Electronics segment revenues.

The increase in revenues during the three-month period ended December 31, 2005 compared to December 31, 2004 is attributable to an increase in generator set production towards contract requirements. The effect of increased generator set production was partially offset by a decrease in various orders generally for replacement parts and a decrease in customer funded research and development. Revenue from various orders generally for replacement parts decreased in amount as well as percent as a result of increased contractual demand on labor resources for generators. Revenue from customer sponsored research and development also decreased in amount and percent as a result of the completion in September 2005 of billable work under the Company's first research and development contract. The Company continued internal development on some items through January 2006 and in the three-month period ending December 2005 incurred $37,618 of costs which were expensed in the current period.

This change in product mix during the three-month period ended December 31, 2005 compared to December 31, 2004 provided an increase in margin from generator set production work which was outweighed by non-recurring expenses in research and development as well as a reduction in higher margin work towards various orders which are generally for replacement parts.

For the six-month period ended December 31, 2005, revenues in the Electronics segment were $14,290 lower than the same six-month period last year. During the six-month period this year, production towards the 2kW generator set contract provided 45% of Electronics segment revenues, the Company's research and development contracts provided 28% of Electronics segment revenues and various orders which are generally for replacement parts provided 27% of Electronics segment revenues. During the same six-month period last year, production towards the 2kW generator set contract provided 39% of Electronics segment revenues, the Company's research and development contracts provided 23% of Electronics segment revenues and various orders generally for replacement parts provided 38% of Electronics segment revenues.

The decrease in revenues during the six-month period ended December 31, 2005 compared to the six-month period ended December 31, 2004 is attributable to a decrease in replacement parts orders, which more than offset increases in production of 2kW generator sets and customer sponsored research and development.

The operating loss in the six-month period ended December 31, 2005 compared to operating income in the six-month period ended December 31, 2004 is attributable to a change in product mix. The increase in margin from generator set production work was outweighed by non-recurring expenses in research and development and the reduction in higher margin work towards various orders which are generally for replacement parts.
As of December 31, 2005, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.0 million. It is estimated that most of this backlog will be recognized as revenues during this fiscal year ending June 30, 2006.

As of December 31, 2004, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.1 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were lower by $16,642 and $33,528 for the three and six-month period ended December 31, 2005 when compared to the same periods last year. Revenues were lower in both periods due to lower sales of spare parts for existing snowmaking machines. During December 2005 delivery was made of three snowmaking machines sold from existing inventory. The sale of snowmaking machines are recorded when the machinery has been delivered.

The operating loss recognized in the three and six-month periods ending December 31, 2005 was lower when compared to last year due to a change in product mix of spare parts sold and the cessation of additional costs present last year relating to the introduction of new enhancements to the general product line.

As a result of a review of this segment completed by management during 2003, enhancements to the machines were designed. These enhancements were and are currently designed to simplify the operation of the HEDCO snowmaker and are made available to provide remote control operations and monitoring as optional features. The cost of developing these enhancements has been expensed as incurred. In addition, the market for snowmaking machines has changed in recent years. Rather than ordering machinery months ahead of delivery times, customers are expecting product to be readily available for immediate use. The last year in which the Company had a backlog of orders for snowmaking machines was in 2001. In order to remain competitive, the Company has produced some models for inventory purposes.

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

At December 31, 2005, the Company's working capital was $3,250,367 compared to $3,627,322 at June 30, 2005.

The ratio of current assets to current liabilities was 4.96 to 1 at December 31, 2005 and 4.89 to 1 at June 30, 2005.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                       Six Months ended December 31,
                                               2005           2004
Net Cash used in
  Operating activities                     ($168,925)       ($1,860)
  Investing activities                     ($112,026)      ($76,813)
  Financing activities                      ($77,303)      ($30,469)


Operating Activities

Adjustments to reconcile net earnings to net cash used in operating activities are presented in the Statements of Cash Flows in the Company's Financial Statements.

During the six-month period ended December 31, 2005, net cash used in operating activities was comprised primarily of net loss before depreciation and amortization, a decrease in accounts payable, a decrease in deferred taxes and an increase in contract costs and related profits in excess of billings. These were partly offset by decreases in inventory, accounts receivable and prepaid expenses and an increase in accrued liabilities.

Net cash used in operating activities in the six-month period ended December 31, 2004 was comprised primarily of net income before depreciation and amortization, an increase in accounts receivable offset by a decrease in inventories, an increase in contract costs and related estimated profits in excess of applicable billings, and a decrease in capitalized development costs.

The Company expenses its research and development costs as incurred. These costs consist primarily of material and labor costs. For the six-month period ended December 31, 2005, the Company expensed $41,313 of these costs. For the same six-month period last year, the Company expensed $14,962 of research and development costs.

Investing Activities

During the six-month period ended December 31, 2005, net cash used in investing activities amounted to $112,026. Of this amount, $88,687 was used for plant, property and equipment, and $23,339 was used by the Company for "land and land costs held for sale".

During the six-month period ended December 31, 2004, investing activities used $76,813. Of this amount, $23,703 was used for plant, property and equipment, and $46,972 was used for costs associated with "land and land costs held for sale". The Company had also used $6,138 to continue to invest in its capitalized development costs.

Financing Activities

Financing activities during the six-month period ended December 31, 2005 used $77,303 compared to $30,469 during the same period last year. These amounts represent principal reduction payments made toward the Company's term loan agreement described below.

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan, of which $163,349 was outstanding as of December 31, 2005, is secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and is subject to customary representations, covenants and default provisions in favor of the Bank.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate plus ..25 percent. As of December 31, 2005, there were no outstanding borrowings against this line of credit facility. In the event that the Company borrows funds under this line of credit facility, the loan would be co-collateralized by the Collateral under the Loan Agreement. On November 9, 2005, this line of credit agreement was renewed on the same terms and conditions to December 1, 2006.

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

The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development. This endeavor has become more complex with the implications of New Jersey's "Highlands Water Protection and Planning Act". Although the Act was passed in June of 2004, the specifics are still emerging. The Act identifies approximately 400,000 acres of New Jersey as The Highlands Preservation Area. Pursuant to the statute, this area has the most onerous restrictions on future development. The Company's property is in this area, and further development would not be permitted without a waiver or other relief from the State. The Company believes that there are strong reasons why its property should not be in the preservation area, and is attempting to affect a solution. However, the Act is new, the associated regulations have not yet been promulgated, and the new Governor and administration first took office in January 2006. Accordingly, no assurances can be given that these efforts will be successful or, if successful, the timing thereof.

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

As with the initial contract, the current contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place annual production orders and also place additional interim orders. The amount of orders received under this contract is approximately $17 million through December 31, 2005. Deliveries of these orders are scheduled to continue through August 2006.

The composition of the Company's government defense business has been evolving in recent years. Prior to the three-month period ended December 31, 2005, production efforts towards the 2kW generator set contract had been decreasing as a result of reduced orders under the contract. However, in the three-month period ending December 31, 2005 production efforts towards the contract increased due to customer orders.

.. During the six-months ended December 31, 2005, production towards the 2kW generator set contract provided 45% of Electronics segment revenue compared to approximately 39% during the same period in fiscal year 2005 and approximately 64% during the same period in fiscal year 2004. Replacement parts and other short-term business provided approximately 27% of Electronics segment revenue during the six-months ended December 31 2005, approximately 38% during the same period in fiscal year 2005, and approximately 35% during the same period in fiscal year 2004. In addition the Company was awarded a research and development contract on September 9, 2003 and another research and development contract on September 28, 2004. Efforts toward these research and development contracts provided approximately 28% of Electronics segment revenues during the six-months ended December 31, 2005, approximately 23% during the same period in fiscal year 2005 and approximately 3% during the same period in fiscal year 2004 when the initial research and development contract was awarded.

The long term reduction in generator set orders results from many factors.
It appears that the main customer, the U.S. Army, has satisfied the majority of its outstanding requirements. It has been placing orders as new requirements emerge, and this is a slower process. Moreover, the Company now believes that there is competition in part of the market, from a larger 3kW generator that operates more quietly than the Company's 2kW model. However, it does not compete in the 'man-portable' segment of the market since the competing product is twice as heavy. The customer is interested in a product which is smaller, lighter and quieter and the Company is working towards developing the 2kW generators to address its customer's request. See below under "Company Strategy." The Company's production contract for 2kW generators prohibits changes to the unit's design and performance characteristics. This allows the military procurement and logistics infrastructure to standardize on a single set of requirements, and avoid incremental change. Traditionally this has been advantageous to both customer and supplier. However, with evolving requirements and competition, this can be less advantageous.

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

Other companies have announced intentions of developing similar products. Some of these companies have greater financial and/or technical resources than the Company. However, management believes that despite inherent risks and uncertainties in all of these types of projects, these efforts are important to the Company's business. As with all projects of this nature, no assurances can be made that such product development work will be successful or that the Company will achieve its desired results.

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

The Company has capitalized certain development costs for efforts to improve and enhance the 2kW generator set product line. These efforts involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product, which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviews these capitalized costs on a regular basis, to assess future recoverability through the existing contracts to which such costs relate, and expenses such costs, if any, to the extent they are not deemed recoverable. The Company had $703,799 of capitalized development costs as of December 31, 2005 and as of June 30, 2005. See "Government Defense Business" above.

ITEM 4.	Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2005, the design and operation of these disclosure controls and procedures were effective. During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





PART II - OTHER INFORMATION


Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

                None


Item 4.  Submission of Matters to a Vote of Security Holders

On December 7, 2005, at the Company's annual meeting of shareholders, the following five directors were elected to serve for the ensuing year. Set forth below are the number of votes cast for, or withheld with respect to, each such person (who were the Company's nominees for directors):

Name                            For              Withheld

Frances D. Dewey                1,108,952        3,433
John H.D. Dewey                 1,109,102        3,283
James M. Link                   1,108,102        4,283
John B. Rhodes                  1,107,952        4,433
Nathaniel Roberts               1,104,102        8,283

Item 6.  Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this quarterly report on Form 10-Q.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION




                                    /s/ John H.D. Dewey
Date:  February 17, 2006            John H.D. Dewey
                                    President and Chief Executive Officer




                                    /s/ Stephen P. Krill
Date:  February 17, 2006            Stephen P. Krill
                                    Treasurer













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