Form 10-Q
period 2006-03-31
DEWEY ELECTRONICS CORP
filed 2006-05-12
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10 - Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 2006

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

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,362,031 at May 5, 2006.




THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                                 Page No.

Part I  Financial Information

Item 1.  Consolidated Financial Statements                           3

         Consolidated Balance Sheets -
         March 31, 2006 and June 30, 2005                            4

         Consolidated Statements of Operations -
         Three and Nine Months Ended March 31, 2006
         and March 31, 2005                                          5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 2006
         and March 31, 2005                                          6

         Notes to Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 14

Item 4.  Controls and Procedures                                    24

Part II  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                                25

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                    25

Item 6.  Exhibits                                                   25

















PART I:  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited, consolidated balance sheets, statements of operations, and statements of cash flows are of The Dewey Electronics Corporation. These consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods reflected herein. The results reflected in the unaudited statements of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year. The following unaudited consolidated financial statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended June 30, 2005.










THE DEWEY ELECTRONICS CORPORATION
BALANCE SHEETS
UNAUDITED                              MARCH 31,         JUNE 30,
                                         2006             2005
ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS             $936,607        $1,390,326
  ACCOUNTS RECEIVABLE                    779,413           756,215
  INVENTORIES                          1,419,396         1,398,105
  CONTRACT COSTS AND RELATED
   ESTIMATED PROFITS IN EXCESS OF
   BILLINGS                            1,238,291           772,507
  DEFERRED TAX ASSET                          --             9,471
  PREPAID EXPENSES AND OTHER CURRENT
   ASSETS                                228,294           233,977

      TOTAL CURRENT ASSETS             4,602,001         4,560,601

PLANT, PROPERTY AND EQUIPMENT - NET      630,096           614,535

CAPITALIZED DEVELOPMENT COSTS            703,799           703,799
DEFERRED TAXES                                --            41,603
DEFERRED COSTS                            10,000            10,000
LAND AND RELATED COSTS HELD FOR SALE     567,494           541,725

      TOTAL OTHER ASSETS               1,281,293         1,297,127

TOTAL ASSETS                          $6,513,390        $6,472,263

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                $809,777          $398,513
  ACCRUED EXPENSES AND OTHER
   LIABILITIES                           141,614            30,498
  ACCRUED COMPENSATION AND BENEFITS
   PAYABLE                               168,976           144,801
  ACCRUED PENSION COSTS                    4,861             4,861
  NOTE PAYABLE                           124,698           154,606
  DUE TO RELATED PARTY                   200,000           200,000

    TOTAL CURRENT LIABILITIES          1,449,926           933,279

LONG-TERM PENSION LIABILITY              456,788           441,788
LONG-TERM PORTION OF NOTE PAYABLE             --            86,046

STOCKHOLDERS' EQUITY:
  COMMON STOCK, par value $.01;
   authorized   3,000,000 shares;
   issued and outstanding
   1,693,397 shares                       16,934            16,934
  PAID-IN CAPITAL                      2,815,245         2,815,245
  ACCUMULATED EARNINGS                 2,544,550         2,949,024
  ACCUMULATED OTHER COMPREHENSIVE
   LOSS                                 (283,025)         (283,025)
                                       5,093,704         5,498,178

LESS: TREASURY STOCK 333,866 SHARES
   AT COST                              (487,028)         (487,028)

  TOTAL STOCKHOLDERS' EQUITY           4,606,676         5,011,150
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                             $6,513,390        $6,472,263

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                  MARCH 31,           MARCH 31,
                              2006       2005        2006        2005

REVENUES                   $2,170,870  $1,267,727  $5,261,509  $4,406,184

   COST OF REVENUES         1,929,752     987,673   4,584,528   3,437,911

GROSS PROFIT                  241,118     280,054     676,981     968,273

  SELLING & ADMIN. EXPENSES   371,220     275,559   1,033,917     908,351

OPERATING (LOSS)/INCOME      (130,102)      4,495    (356,936)     59,922

   INTEREST EXPENSE             6,563       8,348      21,620      26,870

   OTHER (INCOME) - NET        (3,809)     (2,991)    (10,544)     (8,846)

(LOSS)/INCOME BEFORE INCOME
  TAXES                      (132,856)       (862)   (368,012)     41,898

INCOME TAX BENEFIT/(EXPENSE)   14,612         345     (36,462)    (16,759)

NET (LOSS)/INCOME           ($118,244)      ($517)  ($404,474)    $25,139



NET (LOSS)/INCOME PER SHARE:
   BASIC                       ($0.09)     ($0.00)   ($0.30)    $0.02
   DILUTED                     ($0.09)     ($0.00)   ($0.30)    $0.02

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                      1,362,031  1,359,531  1,362,031  1,359,531
   DILUTED                    1,362,031  1,402,420  1,362,031  1,403,827

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               NINE MONTHS ENDED
                                                   MARCH 31,
                                             2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS)/INCOME                          $(404,474)    $25,139

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION                                85,500      80,550
   AMORTIZATION OF LOAN FEES                      --     133,215
   DECREASE IN DEFERRED TAXES                 51,074      13,086
  (INCREASE) IN ACCOUNTS RECEIVABLE          (23,198)   (120,189)
  (INCREASE) IN INVENTORIES                  (21,291)     (8,832)
  (INCREASE)/DECREASE IN CONTRACT COSTS AND
     RELATED ESTIMATED PROFITS IN EXCESS OF
     APPLICABLE BILLINGS                    (465,784)    153,756
  DECREASE/(INCREASE) IN PREPAID EXPENSES
   AND OTHER CURRENT ASSETS                    5,684     (17,241)
   INCREASE IN ACCOUNTS PAYABLE              411,264      34,119
   INCREASE/(DECREASE) IN ACCRUED
    LIABILITIES                              135,291     (61,763)
   INCREASE IN ACCRUED CORPORATE INCOME
    TAXES                                         --         948
   INCREASE IN ACCRUED PENSION COSTS          15,000      15,000

   TOTAL ADJUSTMENTS                         193,540     222,649

NET CASH (USED IN)/PROVIDED BY OPERATIONS   (210,934)    247,788

CASH FLOWS FROM INVESTING ACTIVITIES:
   EXPENDITURES FOR PLANT, PROPERTY AND
    EQUIPMENT                               (101,061)    (66,425)
   EXPENDITURES FOR CAPITALIZED
    DEVELOPMENT COSTS                             --     (51,138)
   COSTS CAPITALIZED WITH LAND HELD FOR
    SALE                                     (25,769)    (85,322)

NET CASH (USED IN) INVESTING ACTIVITIES     (126,830)   (202,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENT OF DEBT                (115,955)    (35,547)
   TREASURY STOCK SOLD                            --       1,445

NET CASH (USED IN) FINANCING ACTIVITIES     (115,955)    (34,102)

NET (DECREASE)/INCREASE IN CASH             (453,719)     10,801

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                1,390,326   1,604,475

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                 $936,607  $1,615,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

      INTEREST PAID                           21,620      27,204
      INTEREST RECEIVED                       10,544       7,880
      CORPORATE INCOME TAXES PAID              7,825       2,825

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the prior fiscal year ended June 30, 2005 the Company applied Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its Stock Option Plans. Under APB No. 25, the compensation cost for the stock-based employee compensation plan is recognized using the intrinsic value method. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value method to recognize stock-based employee compensation for the three and nine month periods end March 31, 2005.

In December 2004, the FASB issued SFAS No.123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the provisions of SFAS No. 123R in fiscal year 2006 using a modified version of prospective application. The Company did not grant, modify, repurchase, or cancel any share based payment awards after the date of adoption of SFAS No. 123R. All awards granted prior to July 1, 2005 had fully vested prior to July 1, 2005. Therefore, there was no effect of adopting SFAS 123R in the Company's financial statements.



                                 Three Months      Nine Months
                                 Ended March 31,   Ended March 31,
                                     2005             2005

Net (loss)/gain, as reported         ($517)           $25,139

Deduct:  Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  Effects                           14,161             24,031

Pro forma net (loss)/gain         ($14,678)            $1,108

Earnings per share:
  Basic - as reported               ($.00)             $.02
  Basic - pro forma                 ($.01)             $.00

Diluted - as reported               ($.00)             $.02
Diluted - pro forma                 ($.01)             $.00




THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006

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





THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31,2006



                           March 31, 2006      June 30, 2005

Finished Goods             $249,838            $367,660
Work In Progress            327,235             298,771
Raw Materials               842,323             731,674
Total                    $1,419,396          $1,398,105

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

NOTE 9:  INCOME TAXES

The income tax expense for the three and nine-month periods ended March 31, 2005 was at an effective rate of 40%. No income tax benefit has been recorded against the net loss before taxes for the nine-months ended March 31, 2006.








THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006


NOTE 10:  IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. Management believes that, as of March 31, 2006, the carrying value of such assets are not impaired.

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                                  Three Months Ended March 31,
                           2006                    2005
                                    Per                    Per
                 Loss     Shares    Share   Loss   Shares  Share
                                    Amount                 Amount
Basic net
(loss)/income
  per common
  share        ($118,244) 1,362,031 ($.09) ($517) 1,362,031 ($.00)

Effect of
  dilutive
  Securities         --         --    --     --      40,389   --

Diluted net
 (loss)
 income per
 common
 Share         ($118,244) 1,362,031 ($.09) ($517) 1,402,420 ($.00)


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006


                                Nine Months Ended March 31,
                            2006                   2005
                                  Per                       Per
                Loss    Shares    Share   Income Shares     Share
                                  Amount                    Amount
Basic net
 (loss)/
 income
 per common
 share      ($404,474) 1,362,031 ($.30)  $25,139 1,362,031 $.02

Effect of
 dilutive
 Securities       --         --     --        --    41,796   --

Diluted
 Net
 (loss)
 income
 per
 common
 Share     ($404,474) 1,362,031 ($.30)  $25,139 1,403,827 $.02



Stock options to purchase 40,000 shares of common stock were outstanding at March 31, 2006, but were not included in the dilutive loss per share computation because the effect would be antidilutive.

NOTE 12:  SEGMENT INFORMATION

Information about the Company's operations in its two segments for the three-month and nine-month periods ended March 31, 2006 and 2005 are as follows:


                       Three months ended     Nine months ended
                          March 31,             March 31,
                       2006      2005         2006      2005
Electronics Segment
  Revenues           $2,157,634  $1,257,704  $5,091,912 $4,206,272
  Operating (Loss)
   /Income              (96,461)     29,587    (278,064)   160,539

Leisure and
 Recreation
 Segment
  Revenues              13,236       10,023     169,597    199,912
  Operating (Loss)     (33,641)     (25,092)    (78,872)  (100,617)

Total
  Revenues           2,170,870    1,267,727   5,261,509  4,406,184

  Operating (Loss)
   /Income            (130,102)       4,495    (356,936)    59,922

Interest Expense        (6,563)      (8,348)    (21,619)   (26,870)
Other Income             3,809        2,991      10,544      8,846
Income Tax Benefit/
  (Expense)             14,612          345     (36,462)   (16,759)

  Net Income          (118,244)        (517)   (404,474)    25,139




THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006

NOTE 13:  PENSION PLAN


                       Three months ended     Nine months ended
                            March 31              March 31
                       2006        2005       2006        2005

Service cost           $9,897     $7,067     $29,692    $21,200
Interest cost          16,898     15,708      50,696     47,125
Expected return on
 plan assets          (15,152)   (13,551)    (45,458)   (40.651)
Amortization of prior
  service cost            --          --          --         --
Amortization of net
 (gain) loss            9,128      4,786      27,382     14,358

Net periodic benefit
 Cost                 $20,771    $14,010     $62,312    $42,032

Employer Contributions

The Company previously disclosed in its financial statements for the year ended June 30, 2005, that it expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary. As of March 31, 2006, $30,000 of contributions have been made. The Company presently expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary.

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

In April 2005, the FASB issued FASB Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The "conditional asset retirement obligation" terminology used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company has adopted (FIN) 47 in fiscal year 2006. The adoption of (FIN) 47 did not have a material impact on the Company's financial statements.

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

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through March 31, 2006 amount to approximately $18 million. As with the initial contract mentioned above, this contract allows for the U.S. Army to place annual production orders and to place additional interim orders. However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

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

Consolidated Summary

For the three-month period ended March 31, 2006, consolidated revenues were $2,170,870 and operations resulted in a loss of $130,102. During the same period last year, consolidated revenues were $1,267,727 and operating income was $4,495.

For the nine-month period ended March 31, 2006, consolidated revenues were $5,261,509 and operations resulted in a loss of $356,936. During the same nine-month period last year, consolidated revenues were $4,406,184 and operating income was $59,922.

Revenues for the three-month period ended March 31, 2006 were higher compared to the same three-month period last year, attributable to both segments, while revenues for the nine-month period were higher in the Electronics segment, and lower in the Leisure and Recreation segment, compared to the same nine-month period last year. Results of operations by business segment are discussed further below. Also, information about the Company's operations in its two segments for the three-month and nine-month periods this year and last year can be found in Note 12 of the Notes to Consolidated Financial Statements.

Income Taxes

The income tax expense for the three and nine-month periods ended March 31, 2005 was at an effective rate of 40%. No income tax benefit has been recorded against the net loss before taxes for the nine-months ended March 31, 2006.

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

For the three-month period ended March 31, 2006, revenues in the Electronics segment were $899,930 higher than the same three-month period last year. During the three-month period this year, production towards the 2kW generator set contract provided 64% of Electronics segment revenues, the Company's research and development contracts provided 8% of Electronics segment revenues and various orders which are generally for replacement parts provided 28% of Electronics segment revenues. During the same three-month period last year, production towards the 2kW generator set contract provided 23% of Electronics segment revenues, the Company's research and development contracts provided 37% of Electronics segment revenues and various orders generally for replacement parts provided 40% of Electronics segment revenues.

The increase in revenues during the three-month period ended March 31, 2006 compared to March 31, 2005 is attributable to an increase in generator set production towards contract requirements as well as an increase in orders for replacement parts. The effect of these increases was partially offset by a decrease in customer funded research and development. Revenue from customer sponsored research and development decreased in amount and percent as a result of the completion in September 2005 of billable work under the Company's first research and development contract. The Company continued internal development on some items through February 2006 and in the three-month period ending March 2006 incurred $4,573 of costs which were expensed in the current period.

This change in product mix during the three-month period ended March 31, 2006 compared to March 31, 2005 provided an increase in margin from generator set production work which was outweighed by a decrease in margin from research and development contracts as well as a reduction in higher margin work towards various orders which are generally for replacement parts.

For the nine-month period ended March 31, 2006, revenues in the Electronics segment were $885,640 higher than the same nine-month period last year. During the nine-month period this year, production towards the 2kW generator set contract provided 53% of Electronics segment revenues, the Company's research and development contracts provided 19% of Electronics segment revenues and various orders which are generally for replacement parts provided 28% of Electronics segment revenues. During the same nine-month period last year, production towards the 2kW generator set contract provided 34% of Electronics segment revenues, the Company's research and development contracts provided 27% of Electronics segment revenues and various orders generally for replacement parts provided 39% of Electronics segment revenues.

The increase in revenues during the nine-month period ended March 31, 2006 compared to the nine-month period ended March 31, 2005 is attributable to an increase in production of 2kW generator sets and orders for replacement parts which was partly offset by a decrease in customer sponsored research and development.

The operating loss in the nine-month period ended March 31, 2006 compared to operating income in the nine-month period ended March 31, 2005 is attributable to a change in product mix. The increase in margin from generator set production work was outweighed by a significant reduction in contract research and development work and the reduction in higher margin work towards various orders which are generally for replacement parts.
As of March 31, 2006, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $4.0 million. It is estimated that approximately $2.2 million of this backlog will be recognized as revenues during this fiscal year ending June 30, 2006.

As of March 31, 2005, the aggregate value of the Company's backlog of electronics product not previously recorded as revenues was approximately $3.6 million.

Leisure and Recreation Segment

In the HEDCO Division, revenues were $3,213 higher for the three-month period ended March 31, 2006 when compared to the same period last year. This reflects fluctuations in the market for replacement parts for previously sold snowmaking machinery. Revenues for the nine-month period ended March 31, 2006 were $30,315 lower than the same nine-month period last year as a result of fewer sales of spare parts. The sale of snowmaking machines are recorded when machinery has been delivered which historically has been during the second fiscal quarter.

The operating loss recognized in the three month period ending March 31,2006 is greater than in the same period last year due to increased operating and general and administrative costs. The loss during the nine-month period ending March 31, 2006 was lower when compared to last year due to a change in product mix of spare parts sold and the cessation of additional costs present last year relating to the introduction of new enhancements to the general product line.

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

At March 31, 2006, the Company's working capital was $3,152,075 compared to $3,627,322 at June 30, 2005.

The ratio of current assets to current liabilities was 3.17 to 1 at March 31, 2006 and 4.89 to 1 at June 30, 2005.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                            Nine Months ended March 31,
                                                 2006        2005
Net Cash (used) in/ provided by
  Operating activities                        ($210,934)    247,788
  Investing activities                        ($126,830)  ($202,885)
  Financing activities                        ($115,955)   ($34,102)


Operating Activities

Adjustments to reconcile net earnings to net cash used in operating activities are presented in the Statements of Cash Flows in the Company's Financial Statements.

During the nine month period ended March 31, 2006, net cash used in operating activities was comprised primarily of net loss before depreciation and amortization and increases in accounts receivable, inventory and contract costs and related profits in excess of billings. These were partly offset by a decrease in deferred taxes and increases in accounts payable and accrued liabilities.


Net cash provided by operating activities in the nine month period ended March 31, 2005 was comprised primarily of depreciation and amortization of loan fees, a decrease in contract costs and related profits in excess of billings, and an increase in accounts payable. These were partly offset by an increase in accounts receivable and a decrease in accrued liabilities.

The Company expenses its research and development costs as incurred. These costs consist primarily of material and labor costs. For the nine-month period ended March 31, 2006, the Company expensed $45,886 of these costs. For the same nine-month period last year, the Company expensed $50,943 of research and development costs.



Investing Activities

During the nine-month period ended March 31, 2006, net cash used in investing activities amounted to $126,830. Of this amount, $101,061 was used for plant, property and equipment, and $25,769 was used by the Company for "land and land costs held for sale".

During the nine-month period ended March 31, 2005, investing activities used $202,885. Of this amount, $66,425 was used for plant, property and equipment, and $85,322 was used for costs associated with "land and land costs held for sale". The Company had also used $51,138 to continue to invest in its capitalized development costs.

Financing Activities

Financing activities during the nine-month period ended March 31, 2006 used $115,955 compared to $34,102 during the same period last year. These amounts primarily represent principal reduction payments made toward the Company's term loan agreement described below.

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan, of which $124,698 was outstanding as of March 31, 2006, is secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and is subject to customary representations, covenants and default provisions in favor of the Bank.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate plus ..25 percent. As of March 31, 2006, there were no outstanding borrowings against this line of credit facility. In the event that the Company borrows funds under this line of credit facility, the loan would be co-collateralized by the Collateral under the Loan Agreement. On November 9, 2005, this line of credit agreement was renewed on the same terms and conditions to December 1, 2006.

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

As with the initial contract, the current contract to supply 2kW diesel operated generator sets allows for the U.S. Army to place annual production orders and also place additional interim orders. The amount of orders received under this contract is approximately $18 million through March 31, 2006. Deliveries of these orders are scheduled to continue through August 2006.

The composition of the Company's government defense business has been evolving in recent years. Prior to the three-month period ended December 31, 2005, production efforts towards the 2kW generator set contract had been decreasing as a result of reduced orders under the contract. However, in the three-month period ending March 31, 2006 as in the previous three-month period, production efforts towards the contract increased due to customer orders.

During the nine-months ended March 31, 2006, production towards the 2kW generator set contract provided 53% of Electronics segment revenue compared to approximately 34% during the same period in fiscal year 2005 and approximately 66% during the same period in fiscal year 2004. Replacement parts and other short-term business provided approximately 28% of Electronics segment revenue during the nine-months ended March 31 2006, approximately 39% during the same period in fiscal year 2005, and approximately 31% during the same period in fiscal year 2004. In addition the Company was awarded a research and development contract on September 9, 2003 and another research and development contract on September 28, 2004. Efforts toward these research and development contracts provided approximately 19% of Electronics segment revenues during the nine-months ended March 31, 2006, approximately 27% during the same period in fiscal year 2005 and approximately 3% during the same period in fiscal year 2004 when the initial research and development contract was awarded.

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

The Company has capitalized certain development costs for efforts to improve and enhance the 2kW generator set product line. These efforts involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product, which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviews these capitalized costs on a regular basis, to assess future recoverability through the existing contracts to which such costs relate, and expenses such costs, if any, to the extent they are not deemed recoverable. The Company had $703,799 of capitalized development costs as of March 31, 2006 and as of June 30, 2005. See "Government Defense Business" above.

ITEM 4.  Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2006, the design and operation of these disclosure controls and procedures were effective. During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





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

                                    THE DEWEY ELECTRONICS CORPORATION




                                    /s/ John H.D. Dewey
Date:  May 12, 2006                 John H.D. Dewey
                                    President and Chief Executive Officer




                                    /s/ Stephen P. Krill
Date:  May 12, 2006                 Stephen P. Krill
                                    Treasurer
















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