Form 10-K
period 2006-06-30
DEWEY ELECTRONICS CORP
filed 2006-10-13
CIK 28561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

---
|X|      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2006

                                       or
---
| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes      No X
                                               ---    ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No  X
                                                        ---    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No    .
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K __.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer       Non-accelerated filer X .
                        ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No  X .
                                    ---    ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on December 30, 2005 was $3,201,689.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,362,031 at October 6, 2006.

                       Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

                        THE DEWEY ELECTRONICS CORPORATION
                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----
                                     PART I

1.   Business                                                                  3

1A.  Risk Factors                                                              6

1B.  Unresolved Staff Comments                                                 7

2.   Properties                                                                7

3.   Legal Proceedings                                                         8

4.   Submission of Matters to a Vote of Security Holders                       8


                                     PART II

5.   Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity
     Securities                                                                9

6.   Selected Financial Data                                                  10

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      11

8.   Financial Statements                                                     22

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                      42

9A.  Controls and Procedures                                                  42

9B.  Other Information                                                        42


                                    PART III

10.  Directors and Executive Officers of the Registrant                       43

11.  Executive Compensation                                                   43

12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                               43

13.  Certain Relationships and Related Transactions                           43

14.  Principal Accounting Fees and Services                                   43


                                     PART IV

15.  Exhibits, Financial Statement Schedules                                  44

16.  Signatures                                                               45

                                     PART I

Item 1.  BUSINESS
-----------------

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

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through August 31, 2006 amount to approximately $19 million. Deliveries of orders currently in-house are scheduled to continue through fiscal year 2007. As with the initial contract mentioned above, this contract allows for the U.S. Army to place annual production orders and to place additional interim orders. However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

On September 9, 2003, the Company was awarded a "cost plus fixed fee" research and development contract. This contract with the U.S. Army Communications - Electronic Command, CECOM Acquisition Center, Washington was in the amount of approximately $1.8 million. The contract was for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the U.S. Army for lighter, quieter models. Work on this contract was performed at the Company's location in Oakland, New Jersey and continued through September 2005. On September 28, 2004, the Company was awarded a second "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1.5 million, for work to be performed towards similar objectives. Work on this project continued through September 2006. No assurances can be made that the Company will receive any future production orders as a result of these contracts or that the United States Government (the "Government") will award the Company any additional research and development contracts. However, both of the research and development contracts described above require the Company to present improvements to the Government.

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

There are no intersegment sales.

The sales and operating profit of each segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2006 are set forth in Note 12 - Operating Segments of the Notes to the Financial Statements.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2006, 2005 and 2004, the Company expensed $66,791, $101,764 and
$127,704, respectively, of research and development costs. As discussed above, the Company and the U.S. Army entered into a research and development contract in fiscal year 2004 and a second research and development contract in fiscal year 2005. The costs incurred under these contracts in fiscal years 2006, 2005 and 2004 were billed to the customer.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental compliance.

As of August 31, 2006 , the Company had a work force of 36 employees, of whom 10 were technical or professional personnel. As of August 31, 2005 there were 34 employees, 11 of whom were professional or technical personnel. Fluctuations in the work force during the year sometimes result from the uneven delivery requirements of the Department of Defense as well as the seasonal nature of the Leisure and Recreation segment of business.

ELECTRONICS SEGMENT
-------------------

The Company's Electronics segment accounted for 98%, 97% and 94% of total revenues in fiscal years 2006, 2005 and 2004, respectively.

In the Electronics segment, revenues are recorded under defense contracts (including research and development contracts) using the percentage-of-completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in costs and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note 1-A of the Notes to Financial Statements.

Virtually all of the Electronics segment revenues are attributable to business with the Department of Defense or with other Government contractors. Aside from replacement part sales and other short-term business, the Company's Electronics segment revenues have in recent years been dependent upon single programs. Thus, until 1997, the ADCAP torpedo program with the U.S. Navy was responsible for all of the Company's Electronics segment revenues from long-term projects. In 1997 this program was replaced by the tactical generator set program with the U.S. Army.

Since substantially all of the Company's electronics business is derived from contracts with various Government agencies or subcontracts with prime Government contractors, the loss of substantial Government business would have a material adverse effect on the business.

For the most part, working capital requirements for the Electronics segment of business are funded by progress payments provided by the Government and receipts of billings made for delivery of product.

All of the Company's contracts with the Government are subject to the standard provision for termination at the convenience of the Government.

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract and has occasionally experienced some delays in deliveries. Such delays have not had a material adverse effect on operations of this segment; however, the Company cannot provide any assurances that future delays, if any, will not have a material adverse effect.

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this segment.

LEISURE AND RECREATION SEGMENT
------------------------------

The Company's Leisure and Recreation segment accounted for 2%, 3% and 6% of total revenues in fiscal years 2006, 2005 and 2004, respectively.

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

The market for snowmaking machines has changed in recent years. Rather than order machinery months ahead of time, customers are expecting product to be readily available for immediate use. In order to remain competitive in this market, the Company has produced some Snowcub models for inventory purposes. It has also enhanced the technical capabilities as optional items for these machines.

After the end of fiscal year 2006, management completed a strategic review of the spare parts business. As a result, for the fourth quarter of fiscal year 2006, the Company recorded an adjustment of $299,596 against inventory related to spares for old models of snowmakers. Starting in January 2007, the Company will focus on customers using the most recent model line, the Snowcub. The Company will continue to actively market and support the Snowcub line of machines and will cease to support past models. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Leisure and Recreation for additional information.

While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations of this segment.

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this segment.

Item 1A. RISK FACTORS
---------------------

You should carefully consider the risks described below, together with all of the other information included in this Annual Report. The following risks and uncertainties are not the only ones we face. However, these are the risks our management believes are material. If any of the following risks actually materialize, our business, financial condition or results of operations could be harmed. This Annual Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties such as those listed below and elsewhere in this Annual Report, which, among others, should be considered in evaluating our future performance.

The Company's Dependence on Government Defense Business and the 2kW Program
---------------------------------------------------------------------------

Most of our revenues are derived from Government defense business, which is comprised of business with the U.S. Department of Defense or with other Government contractors. Our Government defense business consists of long-term contracts and short-term orders such as for replacement parts. The loss of substantial Government business (including a material reduction of orders under existing contracts) would have a material adverse effect on our business.

Historically, our revenues from our Government defense business have been dependent upon single programs. Currently, our primary program is with the U.S. Army to provide diesel operated generator sets. On September 7, 2001, we were awarded a ten year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense agencies with 2kW diesel operated generator sets. The amount of orders received under this contract is approximately $19 million through June 30, 2006. Our generator set contract with the U.S. Army allows the U.S. Army to place additional orders; however, we cannot give any assurances that the U.S. Army will do so, or if there are additional orders, the amount and timing of the orders. In addition, we experienced inflationary pressures in fiscal year 2006 and cannot give any assurances that the Government will agree to a price increase under the contract that would be equitable to the Company.

We continue to explore additional sources of revenue to reduce our dependence on the 2kW program, but cannot give any assurances that these efforts will be successful or, if successful, when they will be achieved. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Company Strategy for additional information regarding Company strategy.

Supplier Concentration Risks
----------------------------

The Company is primarily dependent on three vendors to supply qualified components for its 2kW generator products. During fiscal year 2006, two of these suppliers accounted for 32.4% and 23.4% of material purchases, respectively. See
Note 1-B of the Notes to Financial Statements. We purchase these components pursuant to purchase orders and do not have long-term contracts with any of these vendors. While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations of the Electronics segment. However, we cannot give any assurances that these three sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

Risks Associated with Government Defense Contracting; Competition
-----------------------------------------------------------------

The Government defense business is subject to changes in military procurement policies and objectives and to Government budgetary constraints. Periods of heightened national security and war have often introduced new priorities and demands, external delays, and increased uncertainty into the defense contracting marketplace. In addition, the Department of Defense budgeting process has an extended timeframe. The process of including expenditures in this budget could take a minimum of 12 to 24 months.

Approval of the Department of Defense budget does not guarantee that budgeted expenditures will actually be made and, in particular, that we will receive an award or order for a product. Among other things, we bid for this business in competition with many defense contractors, including firms that are larger in size and have greater financial resources than we have. Moreover, we now believe that there has been competition in part of the market for generator sets, from a larger 3kW generator that operates more quietly than our 2kW model. However, this 3kW generator does not compete in the `man-portable' segment of the market since it is twice as heavy.

All of our contracts with the Government are subject to the standard provision for termination at the convenience of the Government.

Changes in the Market for Snowmaking Machines
---------------------------------------------

The market for snowmaking machines has changed in recent years. Rather than order machinery many months in advance of delivery, customers are expecting product to be readily available for immediate use. In order to remain competitive in this market, we have produced some Snowcub snowmaking machines for inventory purposes. We have also enhanced the technical capabilities as optional items for these machines.

After the end of fiscal year 2006, management completed a strategic review of the spare parts business. As a result, for the fourth quarter of fiscal year 2006, the Company recorded an adjustment against inventory related to spare parts for old models of snow makers. Starting in January 2007, the Company will focus on customers using the most recent model line, the Snowcub. The Company will continue to actively market and support the Snowcub model line and will cease to support past models. Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Leisure and Recreation for additional information.

Despite the inherent risks and uncertainties of investing in inventory, management believes that the existing investments in Snowcub related inventory and the elimination of spare parts inventory for older models described above are important to the Company's business and future growth.

Item 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

None.
-----

Item 2.  PROPERTIES
-------------------

The Company's 49,200 square foot facility at 27 Muller Road, Oakland, New Jersey, located on 90 acres of land owned by the Company, was constructed in 1981. This facility houses executive offices and manufacturing operations and is used primarily for the Electronics segment of business. Approximately 90% of this facility is being utilized for production (one shift), staging and storage.

On February 24, 2005, the Company and Sovereign Bank entered into a Term Loan Agreement that replaced, and restructured the remaining balance due on, the Company's previous Mortgage Note agreement with Sovereign Bank. This Term Loan Agreement matures on February 23, 2007. Neither the land nor the building is subject to a lien under this Term Loan Agreement, or under the Company's line of credit with Sovereign Bank.

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding financing activities.

Item 3.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal or environmental proceedings against or in favor of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
-------------------------------------------------------
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
         --------------------------------------------------

The Company's common stock is traded over-the-counter under the symbol
"DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

                       Quarterly Common Stock Price Range
                       ----------------------------------

                                  Fiscal Year 2006    Fiscal Year 2005
                                  ----------------    ----------------

                                    High     Low        High     Low
                                    ----     ---        ----     ---
       1st Quarter                  6.00     3.60       4.50    3.00
       -----------
       2nd Quarter                  4.75     3.19       7.50    3.20
       -----------
       3rd Quarter                  4.35     3.80       7.19    5.60
       -----------
       4th Quarter                  4.50     3.75       6.65    5.65
       -----------


Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2006, 2005 and 2004. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 11, 2006 was 449.

Item 6.  Selected Financial Data
--------------------------------


                                        (In thousands of dollars, except per share amounts)

                                                          Year ended June 30,

                                           2006       2005       2004      2003      2002
                                           ----       ----       ----      ----      ----
Revenues                                $ 7,335    $ 6,199    $ 6,015   $ 6,362   $ 8,916
(Loss)/income before income taxes          (527)       (58)       242       477     1,459
Net (loss)/income                          (563)       (31)       773       286       876
Net (loss)/income per share - basic       (0.41)     (0.02)      0.57      0.21      0.65
Net (loss)/income per share - diluted     (0.41)     (0.02)      0.55      0.20      0.63
Cash dividends per common share              --         --         --        --        --

Total assets                              5,761      6,472      6,482     6,352     6,818
Long-term obligations                       243        528        248     1,371     1,674
Working capital                           2,946      3,627      3,472     4,028     4,768
Stockholders' equity                      4,567      5,011      5,159     4,367     4,253


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report. Certain statements in this report may be deemed "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and specifically, the factors discussed below under "Company Strategy" and in Item 1A above (Risk Factors). Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating profit of each segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2006, are set forth in Note 12 - Operating Segments of the Notes to the Financial Statements.

Results of Operations
---------------------

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

Revenues
--------

Revenues in fiscal year 2006 were 18% higher than fiscal year 2005. Revenues in fiscal year 2005 were 3% higher than fiscal year 2004. Revenues in 2006 were higher in the Electronics segment and lower in the Leisure and Recreation segment than in fiscal year 2005. Revenues in 2005 were higher in the Electronics segment and lower in the Leisure and Recreation segment than in fiscal year 2004. Information about the Company's operations in the two segments is set forth in Note 12 - Operating Segments of the Notes to the Financial Statements and is discussed in further detail below.

Electronics Segment
-------------------

In the Electronics segment, revenues are recorded under defense contracts using the percentage-of-completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in cost and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note 1-A of the Notes to Financial Statements.

Electronic product revenues accounted for 98% of total revenues in 2006, 97% of total revenues in 2005 and 94% of total revenues in 2004.

Revenues in the Electronics segment in fiscal year 2006 were $1,175,936 higher when compared to fiscal year 2005 and in 2005 revenues were $348,052 higher when compared to fiscal year 2004.

In fiscal year 2006, the Company experienced increased revenues in this segment compared to fiscal year 2005 due to increased efforts under the Company's generator set production contract and from various orders for replacement parts and other short-term orders. Revenues resulting from the Company's research and development contracts described below were lower this year compared to last year due to completion of work on the first of the Company's two contracts during the first quarter of fiscal year 2006. Work on the second research and development contract continued throughout fiscal year 2006. In fiscal year 2006, the Company added approximately $160,000 of material to its inventory of components for the 2kW generator sets due to increased production demands.

In fiscal year 2006, production efforts under the Company's contract to provide the Armed Forces with 2kW diesel operated generator sets provided approximately 59% of the Electronic segment revenues compared to approximately 35% in fiscal year 2005 and approximately 57% in fiscal year 2004. The Company's research and development contracts provided approximately 13% of Electronics segment revenues in 2006, approximately 30% of such revenues in fiscal year 2005, and approximately 7% of such revenues in fiscal year 2004. Replacement parts and other short-term business provided approximately 28% of such revenues in fiscal year 2006, approximately 35% of such revenues in fiscal year 2005 and approximately 36% of such revenues in fiscal year 2004.

In fiscal year 2005 the Company experienced increased revenues in this segment compared to fiscal year 2004 due to increased research and development efforts and an increase in orders for spare parts and other short-term orders. Revenues resulting from the Company's generator set production contract were lower when compared to the previous year due to reduced orders and the resulting reduction in production levels. In fiscal year 2005, the Company added approximately $570,000 of material to component inventory for 2kw generator sets. This was intended to supply orders of small quantities for immediate delivery and to facilitate production for long-term orders.

During September 2003, the Company was awarded a "cost plus fixed fee" research and development contract in the amount of approximately $1.8 million. Work on this contract ended in September 2005. This contract was for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the U.S. Army for lighter, quieter models. It included efforts similar to those that the Company had previously invested in specifically at the request of the U.S. Army. The Company earned from this contract approximately $0.2 million during fiscal year 2006, approximately $1.2 million during 2005 and approximately $0.3 million during 2004. It incurred direct costs of approximately $0.1 million during fiscal year 2006, approximately $1.0 million during 2005 and approximately $0.3 million during 2004, which were billed to the customer.

During September 2004, the Company was awarded a second "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1.5 million, for work to be performed towards similar objectives. Work on this contract continued through September 2006. As a result of efforts towards this project, the Company earned approximately $0.9 million during fiscal year 2006 and approximately $0.6 million during fiscal year 2005. It incurred direct costs of approximately $0.7 million during fiscal year 2006 and approximately $0.5 million during fiscal 2005, which were billed to the customer. There was no activity on this project prior to 2005.For additional information, see Item 1 - Business above.

The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage-of-completion method of accounting to record revenues, material costs have an impact upon recorded revenues (see Note 1-A, Revenue Recognition of the Notes to Financial Statements).

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $3.3 million on June 30, 2006, $2.9 million on June 30, 2005 and $3.2 million on June 30, 2004. It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2007 revenues.

Leisure and Recreation Segment
------------------------------

In the Leisure and Recreation segment, revenues in fiscal year 2006 decreased by approximately $39,823 when compared to fiscal year 2005. This is the result of a decrease in the sale of repair and replacement parts for machinery previously sold and no longer under warranty. When compared to fiscal year 2004, revenues in this segment in fiscal year 2005 decreased by approximately $164,580. This decrease is attributable to a decrease in sales of snowmaking machines as well as the sales of replacement parts for machinery previously sold and no longer under warranty. There were no export sales of snowmaking machines during the last three fiscal years.

In fiscal years 2005 and 2004, the Company developed enhancements to its snowmaking machines that simplify the operation of the HEDCO snowmaker and provide remote control operations and monitoring capabilities. The costs of developing these enhancements were expensed as incurred. In addition, the market for snowmaking machines has changed in recent years. Rather than ordering machinery many months in advance of delivery, customers are expecting product to be readily available for immediate use. The last year in which the Company had a backlog of orders for snowmaking machines was in 2001. In order to remain competitive, the Company has produced some Snowcub snowmaking machines for inventory purposes.

After the end of fiscal year 2006, management completed a review of the spare parts business. Since introducing the H-2d snowmaker in 1971 the Company has maintained the capacity to support all past models of snowmaking machines that are still in use. However, starting in January 2007, the Company will focus on customers using the most recent model line, the Snowcub. The Company will continue to actively market and support the Snowcub model line and will cease to support past models. As a result, for the fourth quarter of fiscal year 2006, the Company recorded an adjustment of $299,596 against inventory related to spares for old models of snow makers. The remaining segment inventory at the end of fiscal 2006 was either new Snowcub machines or spare parts for Snowcub models.

Gross Profit
------------

The Company's gross profit was $838,302 in fiscal year 2006, $1,265,808 in 2005 and $1,494,033 in 2004.

Gross margin is the measure of gross profit as a percentage of revenues. Gross margin was 11%, 20%, and 25% in fiscal years 2006, 2005 and 2004, respectively. The Company's gross margin is affected by a variety of factors including, among other items, product mix, product pricing and other costs, such as inventory adjustments and internal research and development costs expensed in costs of goods sold. Fiscal year 2006 results are due primarily to an inventory adjustment with respect to the Company's Leisure and Recreation segment (see "Leisure and Recreation Segment" above) and a change in product mix as the Company has engaged in less research and development for the U.S. Army (see "Electronics Segment" above). This reduction in the research and development effort had the effect of shifting a greater proportion of overhead costs to other products thereby reducing the gross margin generated by these other product revenues when compared to fiscal year 2005.

The revenues and operating profit of each segment and the identifiable assets attributed to each segment for the last three fiscal years ended June 30, 2006 are set forth in Note 12 - Operating Segments of the Notes to the Financial Statements.

Selling, General and Administrative Expenses
--------------------------------------------

In fiscal year 2006, selling, general and administrative expenses of $1,345,757 were 18% of revenues. In 2005, selling, general and administrative expenses of $1,299,863 were 21% of revenues and in 2004 they were $1,213,192 or 20% of revenues. For the three year period, selling, general and administrative expenses as a percentage of revenues have remained relatively level.

Interest Expense
----------------

Interest expense for the past three years amounted to $30,527 in fiscal year 2006, $35,459 in 2005 and $45,165 in 2004. This reduction in interest expense is attributed to principal reduction payments made towards the Company's mortgage note as well as a restructured loan agreement in fiscal year 2005 replacing the Company's mortgage note with a term loan at a lower interest rate.

Other Income - Net
------------------

Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $10,977 for fiscal year 2006 was comprised of interest income of $18,047, and the net expense of miscellaneous items and fees of $3,856 and the loss on the sale of assets of $3,214.

In fiscal year 2005, other income of $11,956 was comprised of interest income of $11,252, and the net income of miscellaneous items and scrap sales of $704.

Other income of $6,410 for fiscal year 2004 was comprised of interest income of $6,372, and the net expense of miscellaneous fees and discounts of $1,062 and the gain on the sale of assets of $1,100.

Net (Loss)/Income before income taxes
-------------------------------------

Net loss before income taxes for fiscal year 2006 was $527,005. For the year ended June 30, 2005 operating loss before income taxes was $57,558. For the year ended June 30, 2004, operating income before income taxes was $242,086.

Fiscal year 2006 results decreased primarily due to an inventory adjustment with respect to the Company's Leisure and Recreation segment (see "Leisure and Recreation Segment" above) of approximately $300,000 and a change in product mix as the Company has engaged in less research and development for the U.S. Army (see "Electronics Segment" above) which had the effect of shifting a higher proportion of overhead costs to other product lines thereby reducing their profitability.

Income Taxes
------------

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carryforwards.

A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that these amounts will not be realized.

In fiscal year 2004, the Company determined that a portion of its deferred tax liability associated with plant, property and equipment was no longer necessary.

The income tax liability for fiscal year 2006 was at an effective net tax rate of approximately 6.92%. The income tax benefit was at an effective net tax rate of approximately (45.84%) for fiscal year 2005. For 2004 the income tax benefit was at an effective net tax rate of approximately (219.4%), primarily as a result of a benefit from the expiration of a deferred tax liability.

Inflation
---------

Historically, inflation and price changes have not had a material effect on net sales and revenues and on income from continuing operations. Management does not believe that inflation and price changes in fiscal year 2006 had a material effect on net sales and revenues. However, in fiscal year 2006, the 2kW generator set business experienced increased costs related to metals, transportation and foreign sourced components. The 10-year prime contract for the generator sets with the Government, awarded in 2001, allows for a small annual increase in selling price. Profits have been reduced as a result of costs increasing faster than the selling price.

In the last quarter of fiscal year 2006 the Company instituted price increases for future delivery of generators sold separately from the prime contract. No generator sales were made at the new price in fiscal year 2006. The Company is investigating an appropriate pricing modification under the prime contract, however no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

Liquidity and Capital Resources
-------------------------------

The Company's principal capital requirements are to fund working capital needs and any debt servicing requirements and capital expenditures. The Company's borrowing capacity has remained above its use of outside financing. Management believes that the Company's future cash flow from operations, combined with its existing line of credit of $500,000, will be sufficient to support working capital requirements and capital expenditures at their current or expected levels.

Management also believes that it can continue to meet the Company's short-term liquidity needs through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

At June 30, 2006, the Company's working capital was $2,946,071 compared to $3,627,322 at June 30, 2005.

The ratio of current assets to current liabilities was 4.38 to 1 at June 30, 2006 and 4.89 to 1 at June 30, 2005.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                            Years ended June 30,
                                      2006         2005         2004
Net Cash Provided by (used in)
  Operating activities           $ 232,547    $ 171,305    $ 112,335
  Investing activities            (192,767)    (299,816)    (436,625)
  Financing activities            (354,606)     (85,638)     (60,938)

Operating Activities:
---------------------

Adjustments to reconcile net (loss)/income to net cash provided by operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash provided by operating activities in fiscal year 2006 was comprised primarily of net loss before depreciation and amortization. Decreases in accounts receivable, inventories, prepaid expenses and deferred tax benefits were partly offset by an increase in contract costs and estimated related profits in excess of applicable billings. Increases in accrued expenses and accrued pension costs were partly offset by a decrease in accounts payable.

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

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $66,791 of these costs during fiscal year 2006, $101,764 of these costs during fiscal year 2005 and $127,704 of these costs during fiscal year 2004.

Investing Activities:
---------------------

During fiscal year 2006, net cash of $192,767 was used in investing activities. This amount consisted of $164,466 used for capital expenditures, principally for the acquisition and implementation of a computerized business system, and $28,651 that was expended for costs related to land held for future sale. The Company realized $350 from the sale of an asset.

During fiscal year 2005, net cash of $299,816 was used in investing activities. This amount consisted of $146,904 for capital expenditures for building improvements, tooling and equipment, and $53,586 for the Company's investment in the expansion of existing technologies as well as engineering related to the generator product line to satisfy specific customer needs. See "Company Strategy" below. The Company also expended $99,326 for costs related to land held for sale. Of land costs held for sale, $63,946 related to the agreement of sale was expensed. See "Financing Activities" below.

During fiscal year 2004, net cash of $436,625 was used in investing activities. Of this amount, $285,559 was used for plant property and equipment including a new machining center and $152,166 was used by the Company to continue to invest in efforts to improve its products and existing technologies in its generator product line. These expenditures primarily include the acquisition of existing technology as well as engineering related to the generator to satisfy customer needs. The Company realized $1,100 upon the sale of an asset.

Financing Activities:
---------------------

During fiscal year 2006, net cash used in financing activities amounted to $354,606. Of this amount, $86,046 was applied as repayment of the Company's long-term debt, consisting of the long-term portion of the Company's term loan described below, and $68,560 was used toward payment of the current portion of the Company's term loan. As of June 30, 2006 the Company had no long-term debt. The Company also used $200,000 of net cash to repay a demand note payable to Frances Dewey as discussed further in this section.

Net cash used in financing activities in 2005 amounted to $85,638. Principal payments made toward the Company's long-term debt amounted to $87,083 and proceeds from the sale of treasury stock sold through the Company's employee stock option plan amounted to $1,445.

Net cash of $60,938 used in financing activities during fiscal year 2004 represents principal reduction payments made towards the Company's mortgage note.

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan, of which $86,047 was outstanding as of June 30, 2006, is secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and is subject to customary representations, covenants and default provisions in favor of the Bank.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate (8.0 as of June 30, 2006) plus 0.25 percent. Effective November 9, 2005, this line of credit agreement was renewed through December 31, 2006. As of June 30, 2006, there were no outstanding borrowings against this line of credit facility. In the event that the Company borrows funds under this line of credit facility, the loan would be co-collateralized by the Collateral under the Loan Agreement.

During 1988, Gordon C. Dewey, the Company's co-founder, lent the Company a total of $200,000, pursuant to an unsecured demand note bearing interest at the rate of 9 percent per annum. On June 30, 2006, the Company repaid the demand note payable to Frances D. Dewey, Mr. Dewey's widow.

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

On July 25, 2005, the Company announced that it had received from K. Hovnanian a notice terminating the Agreement of Sale. As a result of such termination, the $200,000 deposit previously paid into escrow by K. Hovnanian was returned to K. Hovnanian and the Company expensed $63,946 of related costs, which had been capitalized as "Land and related costs held for sale", during the fourth quarter of fiscal year 2005.

The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development. This endeavor has become more complex with the implications of New Jersey's "Highlands Water Protection and Planning Act". Although the Act was passed in June of 2004, the specifics are still emerging. The Act identifies approximately 400,000 acres of New Jersey as The Highlands Preservation Area. Pursuant to the statute, this area has the most onerous restrictions on future development. The Company's property is in this area, and further development would not be permitted without a waiver or other relief from the State. The Company believes that there are strong reasons why its property should not be in the preservation area, and is attempting to affect a solution. However, the new Governor of the State of New Jersey and administration took office in January 2006, the Act was new then, and the Company does not believe that the associated regulations will be promulgated any sooner than December 2006. Accordingly, no assurances can be given that these efforts will be successful or, if successful, the timing thereof.

Contractual Cash Obligations
----------------------------

The following table summarizes the Company's contractual cash obligations as of June 30, 2006 and the estimated timing of future cash payments.

                             Payments Due by Period

                                                          Less than                        More than
                                                 Total     1 Year    1-3 Years  3-5 Years   5 Years
Long Term Debt                                 $     --   $     --   $     --   $     --   $     --
Capital Lease Obligations                            --         --         --         --         --
Operating Leases                                     --         --         --         --         --
Purchase Obligations (1)                             --         --         --         --         --
Term Note Payable (2)                            86,047     86,047         --         --         --

Other Long-Term Liabilities Reflected on the
Balance Sheet under GAAP

Long Term Pension Liability (3)                 243,097      4,000     42,000     88,000    109,097
                                               --------   --------   --------   --------   --------

Total                                           329,144     90,047     42,000     88,000    109,097
                                               ========   ========   ========   ========   ========

(1) Purchase Obligations - As of June 30, 2006, the Company had no material purchase obligations other than those obligations included as liabilities in its Balance Sheet. Purchase orders for raw materials or other goods and services are not included in the table above as they typically represent authorizations to purchase rather than binding agreements.

(2) Term Note Payable - As of June 30, 2006, the Company had an outstanding term note with its primary bank. The current terms provide for an annual interest rate of 5.56% and maturity in February 2007.

(3) Long-Term Pension Liability - See Note 8 to the Notes to Financial
Statements.

Recent Pronouncements
---------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48) (Accounting for Uncertainty in Income Taxes, as Interpretation of FASB Statement No. 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its financial statements.

Company Strategy
----------------

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

The market for snowmaking machines has changed in recent years. Rather than order new machinery months ahead of time, customers are expecting product to be readily available for immediate use. In order to remain competitive in this market, the Company has produced some Snowcub models for inventory purposes. Also in fiscal years 2004 and 2005, it enhanced the technical capabilities as optional items for these machines.

After the end of fiscal year 2006, management completed a review of the Company's spare parts business for its snowmaking machines. Since introducing the H-2d snowmaker in 1971, the Company has maintained the capacity to support all past snowmaking machines that are still in use. However, starting in January 2007, the Company will focus on customers using the most recent model line, the Snowcub. The Company will continue to actively market and support the Snowcub line of machines and will cease to support past models.

Despite the inherent risks and uncertainties of investing in inventory, management believes that the investments in 2kW generator and Snowcub related inventory and the ceasing of support for older Snowcub models described above are important to the Company's business and future growth.

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

As part of this strategy, the Company has been investing in existing technologies to meet the U.S. Army's future requirements. The U.S. Army is interested in a product that is smaller, lighter and quieter and the Company is working towards developing the 2kW generators to address its customer's request. The Company's production contract for 2kW generators prohibits changes to the unit's design and performance characteristics. This allows the military procurement and logistics infrastructure to standardize on a single set of requirements, and avoid incremental change. Traditionally this has been advantageous to both customer and supplier. However, with evolving requirements and competition, this can be less advantageous to the Company.

The Company has continued to invest in efforts to improve its products and existing technologies. See "Investing Activities" above. This effort is focused on the enhancement of the existing generator set product line and involves, primarily, the adaptation of existing technology, as well as engineering and design to meet specific customer requests. The scope of these efforts includes the development of an improved product, which is in accordance with current customer requests and future requirements. The Company is engaging in efforts to address these requests in the areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations.

Other companies have announced intentions of developing similar products. Some of these companies have greater financial and/or technical resources than the Company. However, the Company's management believes that despite inherent risks and uncertainties in all of these types of projects, these efforts are important to the Company's business. Management believes that our current development projects will result in enhanced salable products. As with all projects of this nature, the Company cannot give any assurances that its product development work will be successful or that it will achieve the desired results.

Management is also continuing to engage in efforts to re-enforce the customer recognition of the Company's product quality and customer relationships. The Company faces competition in many areas and from companies of various sizes. Competitive factors include product quality, technology, product availability, price, and customer service. Management believes that the reputation of the Company in these areas provides a significant positive competitive factor.

Critical Accounting Policies and Estimates
------------------------------------------

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

Revenues and estimated earnings under defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

In the Leisure and Recreation segment, revenues and earnings are recorded when deliveries are made and title and risk of loss have been transferred to the customer and collection is probable.

The Company has a defined benefit pension plan covering substantially all of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87 - "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company's disclosures about its pension plan are made in accordance with SFAS 132R (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132." SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.

Accordingly, the required information for the Company's pension plan is included in the Notes to the Financial Statements.

The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that its assumed discount rate will be 6.25% in 2006, compared with 5.16% in 2005. The Company's management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan's assumed long-term rate of return. The assumed long-term rate of return of 7.5% on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Since the value of the Company's pension assets at fiscal year-end 2006 was less than the accumulated pension benefit obligation, the Company recorded $198,691 as a non-cash adjustment to other comprehensive loss in stockholders equity and decreased its long-term pension liability by $198,691. In fiscal year 2005, the Company recorded $118,012 as a non-cash adjustment to other comprehensive loss in stockholders' equity and increased its long-term pension liability by $192,730. In 2004 the Company recorded $18,629 as a non-cash adjustment to other comprehensive loss in stockholder's equity and reduced its long-term pension liability by $31,550. These changes to equity did not affect net income and are recorded net of deferred taxes. See Note 8 of the Notes to Financial Statements for additional pension disclosures.

The Company has capitalized certain development costs for efforts to improve and enhance the 2kW generator set product line. These efforts involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product, which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviews these capitalized costs on a regular basis, to assess future recoverability through the existing contracts to which such costs relate, and expenses such costs, if any, to the extent they are not deemed recoverable. The Company had $703,799 of capitalized development costs as of both June 30, 2006 and 2005. See "Company Strategy" above.

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

The Company applies Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Item 8.  FINANCIAL STATEMENTS
-----------------------------
         Index to Financial Statements
         -----------------------------


                                                                           Page
                                                                           ----

Reports of Independent Registered Public Accounting Firms                  23-24

Financial Statements:

         Balance Sheets, June 30, 2006 and 2005                             25

         Statements of Operations, Years Ended June 30, 2006,
         2005 and 2004                                                      26

         Statements of Stockholders' Equity and Comprehensive
         Income/Loss, Years Ended June 30, 2006, 2005 and 2004              27

         Statements of Cash Flows, Years Ended June 30, 2006,
         2005 and 2004                                                      28

         Notes to the Financial Statements                                  29


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheet of The Dewey Electronics Corporation (the "Company") as of June 30, 2006, and the related statements of operations, stockholders' equity and comprehensive income/loss and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Amper, Politziner & Mattia, P.C.
October 9, 2006
New York, New York

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheet of The Dewey Electronics Corporation (the "Company") as of June 30, 2005, and the related statements of operations, stockholders' equity and comprehensive income/loss and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2005 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
October 11, 2005
Parsippany, New Jersey


The Dewey Electronics Corporation
Balance Sheets
                                                                                  June 30,        June 30,
ASSETS:                                                                             2006            2005
                                                                                    ----            ----
CURRENT ASSETS:
Cash and cash equivalents                                                        $ 1,075,500    $ 1,390,326
Accounts receivable, net of allowance for doubtful accounts of  $ 6,181 and $0       526,730        756,215
Inventories                                                                        1,106,689      1,398,105
Contract costs and related estimated profits in excess of billings                   932,411        772,507
Deferred taxes                                                                            --          9,471
Prepaid expenses and other current assets                                            176,057        233,977
                                                                                 -----------    -----------

TOTAL CURRENT ASSETS                                                               3,817,387      4,560,601
                                                                                 -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                                                                651,015        144,670
Building and improvements                                                          1,885,653      1,885,653
Machinery and equipment                                                            3,073,925      2,920,713
Furniture and fixtures                                                               205,539        205,539
                                                                                 -----------    -----------
                                                                                   5,816,132      5,156,575
Less accumulated depreciation                                                      4,650,562      4,542,040
                                                                                 -----------    -----------
                                                                                   1,165,570        614,535

LAND AND RELATED COSTS HELD FOR SALE                                                      --        541,725
CAPITALIZED DEVELOPMENT COSTS                                                        703,799        703,799
DEFERRED TAXES                                                                            --         41,603
DEFERRED COSTS                                                                        74,031         10,000
                                                                                 -----------    -----------
TOTAL OTHER ASSETS                                                                   777,830      1,297,127

TOTAL ASSETS                                                                     $ 5,760,787    $ 6,472,263
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Note payable                                                                     $    86,047    $   154,606
Trade accounts payable                                                               358,427        398,513
Accrued expenses and other liabilities                                               212,349         30,498
Accrued compensation and benefits payable                                            156,550        144,801
Accrued pension costs                                                                 57,943          4,861
Due to related party                                                                      --        200,000
                                                                                 -----------    -----------

TOTAL CURRENT LIABILITIES                                                            871,316        933,279

LONG-TERM PENSION LIABILITY                                                          243,097        441,788
                                                                                 -----------    -----------

LONG-TERM PORTION OF NOTE PAYABLE                                                         --         86,046
                                                                                 -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and                   --             --
outstanding-none
Common stock, par value $.01; authorized 3,000,000 shares; issued and
 outstanding 1,693,397 at June 30, 2006 and 2005                                      16,934         16,934
Additional paid-in capital                                                         2,815,245      2,815,245
Retained earnings                                                                  2,385,557      2,949,024
Accumulated other comprehensive loss                                                 (84,334)      (283,025)
                                                                                 -----------    -----------
                                                                                   5,133,402      5,498,178
Less:  Treasury stock, 331,366 shares at June 30, 2006 and 2005 at cost             (487,028)      (487,028)
                                                                                 -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                         4,646,374      5,011,150
                                                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 5,760,787    $ 6,472,263
                                                                                 ===========    ===========

See notes to the financial statements.


The Dewey Electronics Corporation
Statements of Operations

                                                            Years Ended June 30,
                                                            --------------------

                                                      2006           2005           2004

Revenues                                       $ 7,334,888    $ 6,198,776    $ 6,015,303

Cost of Revenues                                 6,496,586      4,932,968      4,521,270
                                               -----------    -----------    -----------

Gross profit                                       838,302      1,265,808      1,494,033

Selling, general and administrative expenses     1,345,757      1,299,863      1,213,192
                                               -----------    -----------    -----------

Operating (loss)/income                           (507,455)       (34,055)       280,841

Interest expense                                   (30,527)       (35,459)       (45,165)

Other income - net                                  10,977         11,956          6,410
                                               -----------    -----------    -----------

(Loss)/income before income tax benefit           (527,005)       (57,558)       242,086

Provision for Income Tax                           (36,462)        26,386        530,764
                                               -----------    -----------    -----------

NET (LOSS)/INCOME                              $  (563,467)   $   (31,172)   $   772,850

NET (LOSS)/INCOME PER COMMON SHARE - BASIC     $     (0.41)   $     (0.02)   $      0.57
NET (LOSS)/INCOME PER COMMON SHARE - DILUTED   $     (0.41)   $     (0.02)   $      0.55

Weighted Average Shares Outstanding
  Basic                                          1,362,031      1,362,031      1,359,531
  Diluted                                        1,362,031      1,362,031      1,402,031


See notes to the financial statements.


The Dewey Electronics Corporation


Statements of Stockholder's Equity and Comprehensive Income/Loss, years ended
June 30, 2006, 2005 and 2004.


                                                                                Accumulated
                                                     Additional                    Other          Treasury stock           Total
                               Common      Stock       Paid-in       Retained   Comprehensive         at cost           Stockholders
                               Shares      Amount      Capital       Earnings       loss        Shares       Amount        Equity
                               ------      ------      -------       --------       ----        ------       ------        ------
Balance, June 30, 2003       1,693,397   $   16,934  $ 2,817,474   $ 2,207,346   $ (183,642)     333,866   $ (490,702)  $ 4,367,410
Net income                          --           --           --       772,850           --           --           --       772,850

Other comprehensive income
net of tax:
Minimum pension liability
adjustment                          --           --           --            --       18,629           --           --        18,629
                                                                                                                        -----------
Comprehensive Income                                                                                                        791,479
                                                                                                                        -----------
Balance, June 30, 2004       1,693,397       16,934    2,817,474     2,980,196     (165,013)     333,866     (490,702)    5,158,889
Net loss                            --           --           --       (31,172)          --           --           --       (31,172)

Other comprehensive loss
net of tax:
Minimum pension liability
adjustment                          --           --           --            --     (118,012)          --           --      (118,012)
                                                                                                                        -----------
Comprehensive Loss                                                                                                         (149,184)
                                                                                                                        -----------
Exercise of stock options           --           --       (2,229)           --           --       (2,500)       3,674         1,445
                                         ----------  -----------   -----------   ----------   ----------   ----------   -----------

Balance, June 30, 2005       1,693,397       16,934    2,815,245     2,949,024     (283,025)     331,366     (487,028)    5,011,150
Net loss                            --           --           --      (563,467)          --           --           --      (563,467)

Other comprehensive loss
net of tax:
Minimum pension liability
adjustment                          --           --           --            --      198,691           --           --       198,691
                                                                                                                        -----------
Comprehensive Loss                                                                                                         (364,776)
                                                                                                                        -----------

Balance, June 30, 2006       1,693,397   $   16,934  $ 2,815,245   $ 2,385,557   $  (84,334)     331,366   $ (487,028)  $ 4,646,374


See notes to financial statements


The Dewey Electronics Corporation
Statements of Cash Flows
                                                                                Years ended June 30,
                                                                            2006           2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income                                                    $  (563,467)   $   (31,172)   $   772,850
                                                                     -----------    -----------    -----------
Adjustments to reconcile net (loss)/income to net
cash provided by operating activities:
  Depreciation                                                           116,212        107,824        107,190
  Amortization of loan fees                                                   --        163,215         10,804
  Impairment of capitalized development costs                                 --         34,353             --
  Impairment of land costs held for sale                                      --         63,946             --
  Loss on sale of assets                                                   3,214             --         (1,100)
  Deferred income tax provision                                           51,074        (26,331)      (483,275)
  Increase in inventory reserve                                          299,596             --             --
  (Increase)/Decrease in allowance for doubtful accounts                   6,181             --        (10,138)
  Decrease/(Increase) in accounts receivable                             223,304         53,836        (43,647)
  Decrease/(Increase) in inventories                                      (8,179)      (472,604)      (373,321)
  (Decrease)/Increase in contract costs and related estimated
    profits in excess of applicable billings                            (159,904)       193,099        114,096
  Increase/(Decrease) in prepaid expenses and other current assets        57,920        (21,795)        36,723
  Increase/(Decrease) in accounts payable                                (40,086)       143,484        (81,416)
  Increase/(Decrease) in accrued expenses and other liabilities          193,600        (76,622)        56,567
  Increase/(Decrease) in pension costs accrued                            53,082         72,456        (10,159)
  (Decrease)/Increase in accrued corporate income taxes                        0        (32,384)        17,161
                                                                     -----------    -----------    -----------
Total adjustments                                                        796,014        202,477       (660,515)
                                                                     -----------    -----------    -----------

Net cash provided by operating activities                                232,547        171,305        112,335
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment                          (164,466)      (146,904)      (285,559)
Expenditures for capitalized development costs                                --        (53,586)      (152,166)
Deferred cost/capitalized land held for sale costs                       (28,651)       (99,326)            --
Proceeds from sale of assets                                                 350             --          1,100
                                                                     -----------    -----------    -----------
Net cash used in investing activities                                   (192,767)      (299,816)      (436,625)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment - note payable  related party                                   (200,000)            --             --
Payment - note payable current portion LTD                               (68,560)            --             --
Principal payments of long-term debt                                     (86,046)       (87,083)       (60,938)
Treasury stock sold                                                           --          1,445             --
                                                                     -----------    -----------    -----------

Net cash used in financing activities                                   (354,606)       (85,638)       (60,938)
                                                                     -----------    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (314,826)      (214,149)      (385,228)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         1,390,326      1,604,475      1,989,703
                                                                     -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 1,075,500    $ 1,390,326    $ 1,604,475
                                                                     -----------    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                        $    30,527    $    36,883    $    45,464
Interest received                                                         18,046         11,252          6,372
Corporate income taxes (refunded)/paid                                   (33,509)         2,825         20,950


See notes to the financial statements.

The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

1, Business and Summary of Significant Accounting Policies
----------------------------------------------------------

The Dewey Electronics Corporation is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey. The Company is organized into two operating segments on the basis of the type of products offered. Each segment is comprised of separate and distinct businesses: the Electronics segment, primarily business with the Department of Defense, and the Leisure and Recreation segment, primarily business with ski areas and resorts.

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

B.  Concentration Risks

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable. The Company maintains accounts with financial institutions which exceed the federally insured maximum of $100,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions. The Company's accounts receivable are principally with agencies of the United States Department of Defense. These agencies accounted for 92.2% of the Company's accounts receivable as of June 30, 2006.

Product Concentration Risk
--------------------------

The Company derives a significant portion of its revenue from the sale of 2kw portable electrical generators to various branches of the United States military under a long term contract and to other Department of Defense contractors. The contract to supply generators to the Department of Defense is for an indefinite delivery, indefinite quantity and is subject to the Government's standard provision for termination at the convenience of the Government.

Supplier Concentration Risks
----------------------------

The Company is primarily dependant on three vendors to supply qualified components for its 2kw generator products. During fiscal year 2006 two of these suppliers accounted for 32.4% and 23.4% of material purchases, respectively. These same suppliers accounted for 30.9% and 16.5% of material purchases in fiscal year 2005, and 19.6% and 29.2% of material purchases in 2004. No other supplier accounted for more than 10% of material purchases in fiscal years 2006, 2005 or 2004.

Customer Concentration Risks
----------------------------

The Company derives most of its revenues through contracts with various agencies of the Department of Defense including a long-term contract to supply portable electric generators, research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company. In fiscal year 2006, the various agencies of the Department of Defense accounted for approximately 80.7% of Company revenue. In fiscal years 2005 and 2004, the percentages were 83.5% and 78.7 %, respectively. No other customer accounted for more than 10% of the Company's revenues in fiscal years 2006, 2005 or 2004.

C.  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

D.  Fair Value of Financial Instruments

The fair values of the Company's long-term debt and line of credit borrowings are estimated based upon interest rates currently available for borrowings with similar terms and maturities and approximate the carrying values.

Due to the short-term nature of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, their carrying value approximates fair value.

E.  Accounts Receivable

The Company regularly reviews its trade receivables for probability of collection. An assessment of the probability of collection of delinquent accounts is made and an allowance is recorded when collection becomes uncertain.

F.  Inventories

Cost is determined by the first-in, first-out (FIFO) method. Inventories are valued at the lower of cost or market. Components of cost include materials, direct labor and factory overhead.

G.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, among others, lower of cost or market estimates for inventories, realization of deferred tax assets, revenue recognition and certain accrued expenses. Actual results could differ from those estimates.

H.  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Allowance for depreciation is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, five years for computer software, ten years for furniture and fixtures, and twenty years for building and improvements.

I.  Capitalized Development Costs

The Company had $703,799 of capitalized development costs as of June 30, 2006 and 2005. These capitalized costs represent costs for efforts to improve and enhance the 2kW generator set product line and involve, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts includes the development of a product which is in accordance with current customer requests and future requirements. Company efforts are to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviews these capitalized costs on a regular basis to assess future recoverability through the existing contracts to which such costs relate and expense such costs, if any, to the extent that they are not deemed recoverable. Management believes it is probable that all such amounts are fully realizable through inclusion in product costs to be billed to customers.

In fiscal year 2005, the Company re-evaluated an arrangement with a vendor providing services, and subsequently reclassified approximately $220,000 of capitalized development costs representing licensing fees to prepaid expenses and other current assets. The Company continues to pay and expense these license fees over time. As of June 30, 2006 and 2005, $120,000 of these fees are included in prepaid expenses and other current assets.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal year ended June 30, 2006, the Company expensed $66,791 of these costs. During the prior fiscal year, the Company expensed $101,764 of research and development costs and in fiscal year 2004 the Company expensed $127,704 of research and development costs.

J.  Loan Fees

Loan fees related to the Company's mortgage note (which was replaced by a term loan agreement on February 24, 2005) were capitalized by the Company and amortized utilizing the straight-line basis over the term of the loan. These loan fees have been fully amortized at June 30, 2006.

K.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the year ended June 30, 2006. The Company wrote-down approximately $34,353 of capitalized development costs in 2005 and $50,357 in fiscal year 2004. These costs were expensed and included in general and administrative expenses, during the respective years.

L.  Income Taxes

The Company applies Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

M.  Land Held for Sale

During fiscal year 2006 the Company reclassified an asset previously presented as "Land held for Sale". Previously, on December 29, 2004, the Company had agreed to sell approximately 68 undeveloped and unused acres of this land to K. Hovnanian North Jersey Acquisitions, L.L.C. ("K. Hovnanian"), a wholly-owned subsidiary of Hovnanian Enterprises, Inc., a residential real estate developer and homebuilder. The Company's stockholders approved the sale of this land at the Annual Stockholders meeting which was held on March 8, 2005. Completion of the proposed land sale depended on, among other things, a number of conditions being satisfied, including extensive regulatory and rezoning approvals from New Jersey State and local entities. On July 25, 2005, the Company announced that it had received from K. Hovnanian a notice terminating the Agreement of Sale. The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development. However, since no sale is imminent $506,345 of the land previously presented as "Land held for sale" has been reclassified as "Land" and the portion representing development costs, $64,031, has been reclassified as deferred costs.

N.  Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the provisions of SFAS No. 123R in fiscal year 2006 using a modified version of prospective application. The Company did not grant, modify, repurchase, or cancel any share based payment awards after the date of adoption of SFAS No. 123R. All awards granted prior to July 1, 2005 had fully vested prior to July 1, 2005. Therefore, there was no effect of adopting SFAS 123R in the Company's financial statements for fiscal year 2006.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required by SFAS No. 123, whereby the Company did not recognize compensation expense on non-qualified stock options granted to employees when the exercise price of the options is equal to the market price of the underlying stock on the date of the grant. Options granted vest after a one year period and expire ten years from the grant date.

There were no options granted in fiscal years 2006, 2005 or 2004. However, pro forma information regarding net income and earnings per share is required for fiscal years 2005 and 2004 by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock option grants under the fair value method prescribed by that Statement. Information with regard to the number of options granted, market price of the grants, vesting requirements, and the maximum term of the options granted would appear by plan type in the sections below. The fair value of these options would be estimated at the date of grant using a Black-Scholes option pricing model.

The estimated fair value of the option grants are amortized to expense over the options' vesting period beginning January 1 of the following year, due to the timing of the grants. The Company's pro forma information for the years ended June 30, 2005 and 2004 is as follows:


                                                          Year Ended June 30
                                                              2005         2004
Net (loss)/income, as reported                         $  (31,172)   $  772,850
deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                     (8,930)      (18,398)
                                                       ----------    ----------

Pro forma net (loss)/income                            $  (40,102)   $  754,452

Earnings per share:
Basic - as reported                                    $    (0.02)   $     0.57
Basic - pro forma                                      $    (0.02)   $     0.55

Diluted - as reported                                  $    (0.02)   $     0.55
Diluted - pro forma                                    $    (0.02)   $     0.54

2.  Recent Accounting Pronouncements
------------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48) (Accounting for Uncertainty in Income Taxes, as Interpretation of FASB Statement No. 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its financial statements.

3.  Inventories
---------------


Inventories consist of:
                           June 30,
                           --------

                         2006         2005
                         ----         ----
Finished goods     $  194,885   $  367,660
Work in progress       93,485      298,771
Raw materials         818,319      731,674
                   ----------   ----------


                   $1,106,689   $1,398,105
                   ==========   ==========


After the end of fiscal year 2006, management completed a strategic review of the HEDCO spare parts business. As a result, for the fourth quarter of fiscal year 2006, the Company recorded an adjustment against inventory of $299,596 based on specific identification and related to spare parts for old models of snow makers.

4.  Costs and Estimated Earnings on Uncompleted Contracts
---------------------------------------------------------

                                                   June 30,
                                                   --------

                                                 2006          2005
Costs incurred on contracts in progress   $14,953,793   $13,222,175
Estimated contract profit                   3,399,120     3,679,009
                                          -----------   -----------
                                           18,352,913    16,901,184
Less:  billings to date                    17,420,502    16,128,677
                                          -----------   -----------
Contract costs and related estimated
profits in excess of billings             $   932,411   $   772,507
                                          ===========   ===========

5.  Stock Option Plan
---------------------

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

The changes in the number of shares under option are as follows:


                               Number of Shares    Weighted Average
                                                    Exercise Price
                               ----------------    ----------------

Balance July 01, 2003                    42,500    $           2.03

Granted during 2004                          --                  --

Exercised                                    --                  --
                               ----------------    ----------------

Balance at June 30, 2004                 42,500    $           2.03

Granted during 2005                          --                  --

Exercised                                (2,500)   $          (0.58)
                               ----------------    ----------------

Balance at June 30, 2005                 40,000    $           2.76

Granted during 2006                          --                  --

Exercised                                    --                  --
                               ----------------    ----------------

Balance at June 30, 2006                 40,000    $           2.76
                               ================    ================

Exercisable at June 30, 2006             40,000    $           2.76
                               ================    ================

Also, at the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors. The number of shares issuable upon exercise of options, which may be granted under this Plan, shall not exceed 50,000 shares of common stock. No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2006.

Outstanding and Exercisable

                                       Weighted Average      Weighted Average
       Exercise Price        Options    Exercise Price     Remaining Life-Years
       --------------        -------    --------------     --------------------

                 0.58          5,000          0.58                3.4
                 1.63         13,000          1.63                4.2
                 3.93         22,000          3.93                6.5
                              ------
                              40,000

For purposes of the disclosure required under SFAS No. 148, "Accounting for Stock-

Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123", the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. There were no stock options granted in 2006, 2005 and 2004.

For the past three fiscal years, the number of options exercisable at fiscal year end was as follows: 40,000 at June 30, 2006, 40,000 at June 30, 2005 and 42,500 at June 30, 2004.

6.  Notes Payable
-----------------

Notes Payable at June 30, consists of:

                                                                                  2006         2005
                                                                                  ----         ----
Note payable to Sovereign Bank due in monthly installments of $12,884 plus interest at a fixed rate of 5.56% with a final
maturity in February 2007                                                    $  86,047    $ 240,652
                                                                             ---------    ---------

                        Less current portion                                   (86,047)    (154,606)
                                                                             ---------    ---------
Total Long Term Debt                                                         $      --    $  86,046
                                                                             =========    =========

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan, of which $86,047 was outstanding as of June 30, 2006, is collateralized by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and is subject to customary representations, covenants, and default provisions in favor of the Bank.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate (8.0% as of June 30, 2006) plus 0.25 percent. Effective November 9, 2005, this line of credit agreement was renewed through December 1, 2006. As of June 30, 2006, there were no outstanding borrowings against this line of credit facility. In the event that the Company borrows funds under this line of credit facility, the loan would be co-collateralized by the Collateral.

7.  Taxes on Income
-------------------

Benefit/(Provision) for income taxes:


                      Years ended June 30,

                                 2006         2005         2004
Deferred
    Federal                 $ (32,106)   $   3,434    $ 374,538
    State                     (18,968)      22,897      108,737
                            ---------    ---------    ---------
                              (51,074)      26,331      483,275
                            ---------    ---------    ---------
Current
    Federal                    14,612        2,066       67,815
    State                          --       (2,011)     (20,326)
                            ---------    ---------    ---------
                               14,612           55       47,489
                            ---------    ---------    ---------
Total Benefit (Provision)   $ (36,462)   $  26,386    $ 530,764
                            =========    =========    =========

Deferred tax assets and liabilities as of June 30, 2006 and June 30, 2005 consisted of the following:

Deferred Tax assets:                          2006         2005
-------------------
 Current
  Vacation accrual                       $  41,748    $  23,344
  Inventory reserve                        119,838
  Allowance for doubtful accounts            2,480
  Prepaids                                 (16,906)     (13,873)
                                         ---------    ---------
                                           147,160        9,471
  Less Valuation Allowance                (147,160)          --
                                         ---------    ---------
 Total current deferred tax asset                0        9,471

 Non-current
  Pension                                   79,287      158,763
  Depreciation                               9,519       38,394
  Net Operating Loss                       112,648        3,929
  Other                                         --         (720)
                                         ---------    ---------
                                           201,454      200,366
  Less Valuation Allowance                (201,454)    (158,763)
                                         ---------    ---------
 Total non-current deferred tax assets           0       41,603
                                         ---------    ---------

Total deferred tax assets                $      --    $  51,074
                                         =========    =========

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more like than not that it will not realize the tax attributes. The Company has approximately $273,000 and $324,000 of federal and state, respectively, net operating loss carry forward expiring beginning in 2012.

The reconciliation of the Federal statutory rate with the Company's effective tax rate is summarized as follows: Years ended June 30,

                                              2006       2005       2004
                                              ----       ----       ----
Federal statutory rate                      (34.00)%   (34.00)%    34.00%
State income taxes net of federal benefit     3.60     (30.84)      6.00
Effect of graduated rate                        --      19.00         --
Reversal of prior year deferrals                --         --     (259.40)
                                            ------     ------     ------
Valuation allowance                          36.02
Other                                         1.30         --         --
                                            ------     ------     ------


Effective Rate                                6.92%    (45.84)%   (219.40)%
                                            ======     ======     ======

8.  Pension Plan
----------------

The Company has a non-contributory defined benefit retirement plan covering all its employees which is qualified under the Internal Revenue Code. The method of determining the accrued benefit of an employee is the amount equal to 0.8% of an employee's average monthly salary times the number of years employed by the Company, to a maximum of 35 years. The Company's policy is to contribute the amounts allowable under Internal Revenue Service regulations.

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

In accordance with SFAS No. 132R, "Employers Disclosures about Pensions and Other Postretirement Benefits" the Company has analyzed the change in Funded Status between the prior fiscal year and the end of the current fiscal year.

                                                          2006           2005
Change in benefit obligation:
  Benefit obligation at beginning of year          $ 1,309,981    $ 1,028,386
  Service cost                                          39,589         28,266
  Interest cost                                         67,595         62,834
  Actuarial (gain)/loss                               (189,958)       194,242
  Benefits paid plus administrative expenses            (3,829)        (3,747)
                                                   -----------    -----------

Benefit obligation at end of year                  $ 1,223,378    $ 1,309,981
                                                   ===========    ===========

Change in plan assets:
----------------------
  Fair value of plan assets at beginning of year   $   781,649    $   696,191
  Actual return on plan assets                          36,236         29,205
  Employer contributions                                30,000         60,000
  Benefits paid plus administrative expenses            (3,829)        (3,747)
                                                   -----------    -----------

Fair value of plan assets at end of year           $   844,056    $   781,649
                                                   -----------    -----------

Funded status                                         (379,322)      (528,332)
Unrecognized Net (Gain) or Loss                        321,379        523,471
                                                   -----------    -----------

Accrued Pension Expense                            $   (57,943)   $    (4,861)
                                                   ===========    ===========

Measurement Date                                  July 1, 2006   July 1, 2005

Weighted Average Assumptions
  Discount Rate                                           6.25%          5.16%
  Expected Long-term Rate of Return on Assets             7.50%          7.50%
  Rate of increase in future compensation levels          3.00%          3.00%


Set forth below is a summary of the amounts reflected in the Company's statement of financial position at the end of the last two fiscal years:

                                                June 30, 2006   June 30, 2005

Accrued pension liability                        $  (301,040)    $  (446,649)

Accumulated other comprehensive income pre-tax       243,097         441,788
                                                 -----------     -----------

Net amount recognized                            $   (57,943)    $    (4,861)
                                                 ===========     ===========

The accumulated benefit obligation for the plan was $1,145,096 and $1,228,298 at June 30, 2006, and 2005, respectively.

Components of periodic pension costs as of June 30, 2006 and 2005 are as follows:

                                                     2006        2005
                                                     ----        ----
Service cost-benefits earned during the period   $ 39,589    $ 28,266
Interest cost on projected benefit obligation      67,595      62,834
Expected return on plan assets                    (60,611)    (54,201)
Amortization of actuarial loss                     36,509      19,144
                                                 --------    --------

Net periodic pension cost                        $ 83,082    $ 56,043
                                                 ========    ========

Weighted Average Assumptions for Net Periodic Pension Expense
                                                     2006    2005    2004
                                                     ----    ----    ----
Discount Rate                                       5.16%   6.11%   5.83%
Expected Long-term Rate of Return on Assets         7.50%   7.50%   7.50%
Rate of Increase in Future Compensation Levels      3.00%   3.00%   3.00%

Retirement Plan for Employees of Dewey Electronics Corporation's weighted average asset allocations at June 30, 2006, and 2005, by asset category are as follows:

                                                 2006   2005
                                                 ----   ----

Asset Category
  Fixed Funds with Guaranteed Interest Rates     100%   100%

Total                                            100%   100%

The expected future payments for the years ended June 30, are as follows:

                  2007           $  4,000
                  2008           $ 15,000
                  2009           $ 27,000
                  2010           $ 38,000
                  2011           $ 50,000
 Five years thereafter           $377,000

9.  Earnings Per Share
----------------------

Net (loss)/income per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net (loss)/income per share is computed by dividing reported net (loss)/income available to common shareholders by weighted average shares outstanding for the period. Diluted net (loss)/income per share is computed by dividing reported net (loss)/income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net (loss)/income per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such shares is 7,917 and 11,049 for the year ended June 30, 2006 and June 30, 2005 respectively.

                                            Twelve Months Ended June 30, 2006
                                         Loss            Shares     Per Share Amount
                                         ----            ------     ----------------
Basic net loss/per common share     $    (563,467)       1,362,031   $       (0.41)
Effect of dilutive securities                  --               --              --
                                    -------------    -------------   -------------
Diluted net loss per common share   $    (563,467)       1,362,031   $       (0.41)
                                    =============    =============   =============


                                            Twelve Months Ended June 30, 2005
                                         Loss            Shares     Per Share Amount
                                         ----            ------     ----------------
Basic net loss/per common share     $     (31,172)       1,362,031   $       (0.02)
Effect of dilutive securities                  --               --              --
                                    -------------    -------------   -------------
Diluted net loss per common share   $     (31,172)       1,362,031   $       (0.02)
                                    =============    =============   =============

                                            Twelve Months Ended June 30, 2004
                                         Loss            Shares     Per Share Amount
                                         ----            ------     ----------------
Basic net income/per common share   $     772,850        1,359,531   $        0.57
Effect of dilutive securities                  --           42,500           (0.02)
                                    -------------    -------------   -------------
Diluted net loss per common share   $     772,850        1,402,031   $        0.55
                                    =============    =============   =============

10.  Related Party Transaction
------------------------------

During 1988, Gordon C. Dewey, the Company's co-founder, lent the Company a total of $200,000, pursuant to an unsecured demand note bearing interest at the rate of 9 percent per annum. As of June 30, 2006 this loan obligation had been fully repaid. Interest expense paid under this note was $18,250 and $18,250 for fiscal years 2006 and 2005, respectively.

11.  Other Income
-----------------

Other income/(expense) consists of the following for the years ended June 30:

                                                              2006        2005       2004
                                                              ----        ----       ----
Sales of scrap and miscellaneous income/(expense) - net   $ (3,856)   $    704   $ (1,062)
Gain (Loss) on sale of assets                             $ (3,214)         --   $  1,100
Interest income                                           $ 18,047    $ 11,252   $  6,372
                                                          --------    --------   --------
                                                          $ 10,977    $ 11,956   $  6,410
                                                          ========    ========   ========

12.  Operating Segments
-----------------------

The Company operates in two segments: Electronics, and Leisure and Recreation. Operations in the Electronics segment are primarily related to supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the Leisure and Recreation segment involve the production and sale of snowmaking machinery and servicing of such machinery at the purchaser's expense beyond the warranty period. Total revenue by segment represents sales to unaffiliated customers, as reported in the Company's Statements of Operations. There are no inter-segment sales.

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. All of the Company's operations are performed at its facility in Oakland, New Jersey. The facility and resources are shared by both segments and the direct use of such resources and space cannot be entirely specified. Accordingly, the Company allocates usage of its facility and equipment. Depreciation and amortization for the Electronics segment and the Leisure and Recreation segment, respectively, was approximately $108,000 and $8,000 in fiscal year 2006, $260,000 and $11,000 in 2005, and $109,000 and
$9,000 in 2004. Capital expenditures were approximately $164,000 in fiscal year 2006, $147,000 in 2005, and $286,000 in 2004.

Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry segment. Corporate assets are principally cash, prepaid expenses, and other current assets.

The following tables present information about reported segment revenues, operating profit or loss, and assets, and reconcile such segment information to the Company's totals:

                                                 Year ended June 30, 2006
                                                 (Dollars in thousands)
                                                       Leisure and     Total
                                         Electronics   Recreation     Company
                                         -----------   ----------     -------
Revenue                                  $     7,164   $      171   $    7,335
                                         ===========   ==========   ==========

Operating profit/(loss)                         (110)        (397)        (507)
                                          ==========   ==========

Interest expense and  other income-net                                     (20)
                                                                    ----------

Loss before income taxes                                                  (527)
                                                                    ==========

Identifiable assets at June 30, 2006           3,981          454        4,435
                                          ==========   ==========

Corporate assets                                                         1,326
                                                                    ----------

Total assets at June 30, 2006                                            5,761
                                                                    ==========


                                                 Year ended June 30, 2005
                                                 (Dollars in thousands)
                                                       Leisure and     Total
                                         Electronics   Recreation     Company
                                         -----------   ----------     -------
Revenue                                  $     5,988   $      211   $    6,199
                                         ===========   ==========   ==========

Operating profit/(loss)                           83         (117)         (34)
                                          ==========   ==========

Interest expense and  other income-net                                     (24)
                                                                    ----------

Loss before income taxes                                                   (58)
                                                                    ==========

Identifiable assets at June 30, 2005           3,480          895        4,375
                                          ==========   ==========

Corporate assets                                                         2,097
                                                                    ----------

Total assets at June 30, 2005                                            6,472

                                                 Year ended June 30, 2004
                                                 (Dollars in thousands)
                                                       Leisure and     Total
                                         Electronics   Recreation     Company
                                         -----------   ----------     -------

Revenue                                  $     5,640   $      375   $    6,015
                                         ===========   ==========   ==========

Operating profit/(loss)                          379          (98)         281
                                          ==========   ==========

Interest expense and  other income-net                                     (39)
                                                                    ----------

Income before income taxes                                                 242
                                                                    ==========

Identifiable assets at June 30, 2004           2,952        1,152        4,104
                                          ==========   ==========

Corporate assets                                                         2,378

Total assets at June 30, 2004                                            6,482
                                                                    ==========

13. Unaudited Quarterly Financial Data

                                Gross     Net income/      Earnings per share
         2006    Revenue        Profit      (loss)        Basic        Diluted
         ----    -------        ------      ------        -----        -------

Sept. 30        $1,116,265   $  200,486   $  (52,741)  $    (0.04)   $    (0.04)
Dec. 31         $1,974,374   $  235,377   $ (233,489)       (0.17)        (0.17)
Mar. 31         $2,170,870   $  241,118   $ (118,244)       (0.09)        (0.09)
Jun. 30         $2,073,379   $  161,321   $ (158,993)       (0.11)        (0.11)
                ----------   ----------   ----------   ----------    ----------

         Year   $7,334,888   $  838,302   $ (563,467)  $    (0.41)   $    (0.41)
                ==========   ==========   ==========   ==========    ==========


                                Gross     Net income/      Earnings per share
         2005    Revenue        Profit      (loss)        Basic        Diluted
         ----    -------        ------      ------        -----        -------
Sept. 30        $1,285,075   $  395,990   $   54,608   $     0.04    $     0.04
Dec. 31         $1,853,382   $  292,229   $  (28,952)       (0.02)        (0.02)
Mar. 31         $1,267,727   $  280,054   $     (517)          --            --
Jun. 30         $1,792,592   $  297,535   $  (56,311)       (0.04)        (0.04)
                ----------   ----------   ----------   ----------    ----------

         Year   $6,198,776   $1,265,808   $  (31,172)  $    (0.02)   $    (0.02)
                ==========   ==========   ==========   ==========    ==========


                                Gross     Net income/      Earnings per share
         2004    Revenue        Profit      (loss)        Basic        Diluted
         ----    -------        ------      ------        -----        -------
Sept. 30        $1,186,774   $  274,208   $    7,530   $     0.01    $     0.01
Dec. 31         $1,387,072   $  285,636   $  (30,962)       (0.02)        (0.02)
Mar. 31         $1,605,040   $  382,176   $   47,763         0.04          0.03
Jun. 30         $1,836,417   $  552,013   $  748,519         0.54          0.53
                ----------   ----------   ----------   ----------    ----------

         Year   $6,015,303   $1,494,033   $  772,850   $     0.57    $     0.55
                ==========   ==========   ==========   ==========    ==========

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------


None.

Item 9A. CONTROLS AND PROCEDURES
--------------------------------

i
The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2006, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weakness in the Company's internal control over financial reporting described in the following paragraph.

In connection with its audit of the Company's financial statements for the fiscal year ended June 30, 2006, the Company's independent registered public accounting firm, Amper, Politziner & Mattia, P.C. ("AP&M"), informed management and the Board of Directors that it had noted the following conditions which it had concluded, in the aggregate, represent a material weakness in the Company's internal control over financial reporting. Before the audited financial statements for fiscal year 2006 contained in this Annual Report were finalized, certain audit adjustments related to significant non-routine matters were made to such financial statements after being identified by AP&M and certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by AP&M. In addition, AP&M advised management and the Board of Directors that the limited size of the Company's accounting department makes it impractical in AP&M's view to achieve an optimum separation of duties, and such limited size may restrict the Company's ability to gather, analyze and report information relative to the financial statements in a timely manner.

The Company intends to hire an additional staff member with the requisite knowledge to ensure that the weakness identified by AP&M is properly addressed and remedied as promptly as practicable. Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

During the fourth fiscal quarter covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B. OTHER INFORMATION
--------------------------

        None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders.


Item 11. EXECUTIVE COMPENSATION
-------------------------------

Executive compensation information is incorporated herein by reference from the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------

Item 403 of Regulation S-K

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

                                                            (a) (b)
                                                    Number of securities       Weighted-average       Number of securities
                                                     to be issued upon        exercise price of      remaining available for
                                                  exercise of outstanding        outstanding          future issuance under
                                                     options, warrants        options, warrants        equity compensation
Plan Category                                            and rights               and rights            plans (excluding
                                                                                                      securities reflected
                                                                                                         in column (a))
Equity compensation plans approved
by security holders                                        40,000                   2.7618                   72,500

Equity compensation plans not approved
by security holders                                          --                       --                       --

Total                                                      40,000                   2.7618                   72,500


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

(a) (1)  The following financial statements are included in Part II Item 8:

                                                                           Page
                                                                           ----

         Report of Independent Registered Public Accounting Firm            23

         Report of Independent Registered Public Accounting Firm            24

         Balance Sheets, June 30, 2006 and 2005                             25

         Statements of Operations, Years Ended June 30,
         2006, 2005 and 2004                                                26

         Statements of Stockholders' Equity and comprehensive
         income/loss, Years EndedJune 30, 2006, 2005 and 2004               27

         Statements of Cash Flows, Years Ended June 30,
         2006, 2005 and 2004                                                28

         Notes to Financial Statements                                      29


    (2)  Exhibits                                                           46

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

                                   SIGNATURES
Item 16.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                        THE DEWEY ELECTRONICS CORPORATION



/s/ John H.D. Dewey                         /s/ Stephen P. Krill
-----------------------------------         ------------------------------------
BY: John H.D. Dewey                         BY:  Stephen P. Krill Jr., Treasurer
   President and Chief Executive Officer

DATE:  October 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ Frances D. Dewey                Date:  October 12, 2006
Frances D. Dewey,                   Director


/s/ John H.D. Dewey                 Date:  October 12, 2006
John H.D. Dewey                     Director


/s/ James M. Link                   Date:  October 12, 2006
James M. Link                       Director


/s/ Nathaniel Roberts               Date:  October 12, 2006
Nathaniel Roberts                   Director


/s/ John B. Rhodes                  Date:  October 12, 2006
John B. Rhodes                      Director

                        THE DEWEY ELECTRONICS CORPORATION

                                INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number                                                                  Page No.
------                                                                  --------

3   (a)-   Certificate of Incorporation as amended. This item was filed as part of the Registrant's Form 10-K for the year ended
           June 30, 1988 and is herein incorporated by reference.           --

3   (b)-   By Laws as amended.  This item was filed as part of the
           Registrant's Form 10-K for the year ended June 30, 1988 and
           is herein incorporated by reference.                             --

10  (a)-   Note Modification Agreement, dated November 9, 2005 (to
           the Promissory Note dated November 1, 2999), with Sovereign
           Bank, providing for a line of credit of up to $500,000. This item was filed as part of the Registrant's Form 8-K dated
           November 9, 2005 and is herein incorporated by reference         --

10  (b)-   2001 Stock Option Plan. This item was filed with the
           Registrant's Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

10  (c)-   Amendment and Restatement of the 1998 Stock Option Plan.
           This item was filed with the Registrant's Definitive Proxy Statement for the 2001 annual meeting of stockholders on
           December 5, 2001 and is herein incorporated by reference.        --

10  (d)-   Term Loan Agreement, dated February 24, 2005 with
           Sovereign Bank, providing for the borrowing of $292,187 to replace the balance due on the Registrant's mortgage with a new term ending February 23, 2007 at a fixed annual interest rate of 5.56 percent. This item was filed as part of the Registrant's Form 10-Q for the quarter ended March 31, 2005
           and is herein incorporated by reference.                         --

31.1       Certification of Chief Executive Officer Pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002 (filed herewith)           47

31.2       Certification of Treasurer Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002 (filed herewith)                      48

32.1       Certification of Chief Executive Officer pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002 (filed herewith).                 49

32.2       Certification of Treasurer pursuant to 18 U.S.C. Section
           1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (filed herewith)                      50