Form 10QSB
period 2006-09-30
DEWEY ELECTRONICS CORP
filed 2006-11-14
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - QSB


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2006

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from__________to____________

                    Commission File No 0-2892

THE DEWEY ELECTRONICS CORPORATION


A New York Corporation                    I.R.S. Employer Identification
                                          No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700


Check whether the issuer (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             YES___ NO_X_


APPLICABLE ONLY TOISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECENDING FIVE YEARS.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.                YES___ NO___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,031 at November 4, 2006.
_______________________________________
Transitional Small Business Disclosure Format (Check one):  YES___ NO_X_




THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                              Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         September 30, 2006 (unaudited)
         and June 30, 2006                                         3

         Condensed Statements of Operations -
         Three-months Ended September 30, 2006
         and September 30, 2005 (unaudited)                        4

         Condensed Statements of Cash Flows for
         the Three-months Ended September 30, 2006
         and September 30, 2005 (unaudited)                        5

         Notes to Condensed Financial Statements (unaudited)       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               11

Item 3.  Controls and Procedures                                  20

Part II  Other Information

Item 1A.    Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                              21

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                  21

Item 6.  Exhibits                                                 21










PART I:  FINANCIAL INFORMATION
ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                    SEPTEMBER 30,        JUNE 30,
                                        2006               2006
ASSETS:                            (unaudited)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS           $635,574         $1,075,500
  ACCOUNTS RECEIVABLE, net of
    allowance for  doubtful
    accounts of $6,182                 133,115            526,730
  INVENTORIES                        1,393,582          1,106,689
  CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS
    OF BILLINGS                      1,292,617            932,411
  PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                     161,423            176,057
                                     _________           ________
      TOTAL CURRENT ASSETS           3,616,311          3,817,387
                                     _________          _________
PLANT, PROPERTY AND EQUIPMENT
LAND AND IMPROVEMENTS                  651,015            651,015
BUILDING AND IMPROVEMENTS            1,885,653          1,885,653
MACHINERY AND EQUIPMENT              3,087,946          3,073,925
FURNITURE AND FIXTURES                 205,539            205,539
                                     _________          _________
                                     5,830,153          5,816,132
Less accumulated depreciation        4,680,639          4,650,562
                                     _________          _________
                                     1,149,514          1,165,570

CAPITALIZED DEVELOPMENT COSTS          703,799            703,799
DEFERRED COSTS                          74,117             74,031
TOTAL OTHER ASSETS                     777,916            777,830
                                      ________          _________

TOTAL ASSETS                        $5,543,741         $5,760,787
                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  NOTE PAYABLE                         $47,395            $86,047
  TRADE ACCOUNTS PAYABLE               342,859            358,427
  ACCRUED EXPENSES AND OTHER
    LIABILITIES                        228,639            212,349
  ACCRUED COMPENSATION AND
    BENEFITS PAYABLE                   146,153            156,550
  ACCRUED PENSION COSTS                 57,943             57,943
                                       _______            _______

    TOTAL CURRENT LIABILITIES          822,989            871,316
                                       _______            _______


LONG-TERM PENSION LIABILITY            231,847            243,097

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00;
 authorized  250,000 shares, issued
 and outstanding-none,                      --                 --
Common stock, par value $.01;
 authorized 3,000,000 shares;
 issued 1,693,397 at September 30,
 2006 and 2005                          16,934             16,934
Additional paid-in capital           2,815,245          2,815,245
RETAINED EARNINGS                    2,228,088          2,385,557
ACCUMULATED OTHER COMPREHENSIVE
 LOSS                                  (84,334)           (84,334)
                                     _________          _________
                                     4,975,933          5,133,402
LESS: TREASURY STOCK 331,366
 SHARES at cost                       (487,028)          (487,028)
                                     _________          _________

  TOTAL STOCKHOLDERS' EQUITY         4,488,905          4,646,374
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                             $5,543,741         $5,760,787
                                    ==========         ==========
SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS





THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                   THREE-MONTHS ENDED SEPTEMBER 30,
                                     2006             2005

REVENUES                          $1,645,771       $1,116,265

COST OF REVENUES                   1,466,413          915,779
                                  __________       __________

GROSS PROFIT                         179,358          200,486

SELLING,GENERAL & ADMINISTRATIVE     339,074          284,549
                                  __________       __________

OPERATING LOSS                      (159,716)         (84,063)

   INTEREST EXPENSE                   (2,151)          (7,793)

   OTHER INCOME - NET                  4,398            3,954
                                  __________        _________

LOSS BEFORE INCOME TAXES            (157,469)         (87,902)

INCOME TAX BENEFIT                        --           35,161
                                  __________        _________

NET LOSS                           $(157,469)        $(52,741)
                                   =========         =========


NET LOSS PER COMMON SHARE-BASIC     $(0.12)          $(0.04)
NET LOSS PER COMMON SHARE-DILUTED   $(0.12)          $(0.04)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                           1,362,031      1,362,031
   DILUTED                         1,362,031      1,362,031



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                              THREE-MONTHS ENDED
                                                SEPTEMBER 30,
                                              2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                    $(157,469)    $(52,741)
                                            _________     ________
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION                                30,077       28,499
   DECREASE IN ACCOUNTS RECEIVABLE            393,615        6,883
   INCREASE IN INVENTORIES                   (286,893)     (19,538)
  (INCREASE)/DECREASE IN CONTRACT COSTS
    AND ESTIMATED PROFITS IN EXCESS OF
    APPLICABLE BILLINGS                      (360,206)       9,038
  (INCREASE)/DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS                   14,634         (772)
  DECREASE IN ACCOUNTS PAYABLE                (15,568)    (212,921)
  INCREASE IN ACCRUED EXPENSES AND
    OTHER LIABILITIES                           5,893      120,183
  DECREASE IN ACCRUED PENSION LIABILITY       (11,250)     (15,000)
                                             ________     ________

   TOTAL ADJUSTMENTS                         (229,698)     (83,628)
                                             ________     ________

NET CASH USED IN OPERATING ACTIVITIES        (387,167)    (136,369)
                                            _________     ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                                  (14,021)     (60,920)
  DEFERRED COSTS                                  (86)     (13,302)
                                            _________      _______
NET CASH USED IN INVESTING ACTIVITIES         (14,107)     (74,222)
                                              _______      _______

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF NOTE PAYABLE         (38,652)     (38,651)
                                              _______      _______

NET CASH USED IN FINANCING ACTIVITIES         (38,652)     (38,651)
                                              _______      _______

NET DECREASE IN CASH                         (439,926)    (249,242)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 1,075,500    1,390,326
                                            _________    _________

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                     $635,574   $1,141,084
                                             ========   ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

      INTEREST PAID                            $2,151       $7,828
      INTEREST RECEIVED                         2,624        4,711
      CORPORATE INCOME TAXES PAID                  --           --

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS






























THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


1.  Significant Accounting Policies

Basis of Presentation
_____________________

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the "2006 Form 10-K").

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the three-months then ended. The results of operations and cash flows for the period ended September 30, 2006 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2007.

Revenue Recognition
___________________

Revenues and estimated earnings under defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

In the Leisure and Recreation segment, revenues and earnings are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Use of Estimates
________________

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

2.  Recent Accounting Pronouncements
___________________________________

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when quantifying Misstatements in current Year Financial Statements" ("SAB 108"). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of this Bulletin on its financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits" ("SFAS 158"). SFAS 158 addresses the accounting for defined benefit pensions plans and other postretirement benefit plans ("plans"). Specifically, SFAS 158 requires companies to recognize an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders' equity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of this Statement on its financial statements.

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

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes, as Interpretation of FASB Statement No. 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its financial statements.

3.  Inventories

Inventories consist of:

                         September 30, 2006        June 30, 2006

Finished Goods               $194,885                $194,885
Work In Progress              239,838                  93,485
Raw Materials                 958,859                 818,319
                             ________                ________
Total                      $1,393,582              $1,106,689
                           ==========              ==========

4.  Taxes on Income
___________________

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $316,000 and $333,000 of federal and state net operating loss carry forwards, respectively, expiring beginning in 2012.

5.  Earnings Per Share
______________________

Net loss per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing reported net loss available to common shareholders by weighted average shares outstanding for the period. Diluted net loss per share is computed by dividing reported net loss available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such excluded shares is 6,752 and 9,419 for the three-months ended September 30, 2006 and September 30, 2005, respectively.


                                    Three-months Ended September 30,
                             2006                  2005
                   Loss     Shares     Per      Loss     Shares     Per
                                       Share                        Share
                                       Amount                       Amount
Basic net
 Loss per
 common share    ($157,469) 1,362,031  ($.12)  ($52,741) 1,362,031  ($.04)


Effect of
 dilutive
 Securities             --         --     --         --         --     --
                  ________  _________    ____    _______  _________   ___


Diluted net
 loss per
 common share    ($157,469) 1,362,031  ($.12)  ($52,741) 1,362,031  ($.04)
                 =========  =========   ====    =======  =========   ====







6.  Operating Segments
______________________

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

The following tables present information about reported segment revenues, operating profit or loss, and reconciles such segment information to the Company's totals:


                                            Three-months ended
                                              September 30,
                                            2006          2005

Electronics Segment
  Revenues                                $1,635,626     $1,094,205
  Operating Loss                            (131,885)       (71,644)

Leisure and Recreation Segment
  Revenues                                    10,145         22,060
  Operating Loss                             (27,832)       (12,419)

Total
  Revenues                                 1,645,771      1,116,265

  Operating Loss                            (159,716)       (84,063)

Interest Expense                              (2,151)        (7,793)
Other Income                                   4,398          3,954
Income Tax Benefit                                --         35,161
                                          __________       ________

  Net Loss                                  (157,469)       (52,741)
                                          ==========       ========



7.	Stock-Based Compensation Plans
___________________________________

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions of SFAS No. 123R in fiscal year 2006 using a modified version of prospective application. The Company did not grant, modify, repurchase, or cancel any share based payment awards after the date of adoption of SFAS No. 123R. All awards granted prior to July 1, 2005 had fully vested prior to July 1, 2005. Therefore, there was no effect of adopting SFAS 123R in the Company's financial statements for the first quarter of fiscal 2007 (the three month period ended September 30, 2006) or in fiscal year 2006.

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

There were no options granted in fiscal 2006 or during the quarter ended September 30, 2006. However, pro forma information regarding net income and earnings per share is required for fiscal year 2006 by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock option grants under the fair value method prescribed by that Statement.

The estimated fair value of the option grants are amortized to expense over the options' vesting period beginning January 1 of the following year, due to the timing of the grants. The Company's pro forma information for the three months ended September 30, 2005 is as follows:



                                                      Three Months Ended
                                                      September 30, 2005

Net loss, as reported                                   ($52,741)

Deduct:  Total stock-based employee
Compensation expense determined under
fair value based method forall awards,
net of related tax effects                                 2,233
                                                        ________

Pro forma net loss                                      ($54,974)
                                                       =========

Earnings per share:
Basic - as reported                                      ($.04)
                                                         ======
Basic - pro forma                                        ($.04)
                                                         ======

Diluted - as reported                                    ($.04)
                                                         ======
Diluted - pro forma                                      ($.04)
                                                         ======




































THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company's 2006 Form 10-K. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934.
All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1A (Risk Factors) of the Company's 2006 Form 10-K. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Operating Segments
__________________

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

There are no intersegment sales.

Results of Operations
_____________________

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating profit of each segment for the first quarter of fiscal year 2007 (the three-month period ended September 30, 2006) and the first quarter of fiscal year 2006 (the three month period ended September 30, 2005) are set forth in Note 6 - Operating Segments of the Notes to the Condensed Financial Statements.

Revenues
________

Revenues of $1,645,771 for the three-month period ended September 30, 2006 were 47% higher than in the same period in 2005 when revenues were $1,116,265. Revenues for the three-month period ended September 30, 2006 were higher in the Electronics segment and lower in the Leisure and Recreation segment when compared to the same period in 2005. Information about the Company's operations in the two segments is set forth in Note 6 - Operating Segments of the Notes to the Condensed Financial Statements and is discussed in further detail below.

Electronics Segment
___________________

In the Electronics segment, revenues under defense contracts are recorded using the percentage-of-completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Since contracts typically extend over multiple reporting periods, revisions in cost and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note 1-A of the Notes to Financial Statements in the Company's 2006 Form 10-K.

Electronic product revenues accounted for 99% of total revenues for the first quarter of fiscal year 2007, compared with 98% of total revenues for the first quarter of fiscal year 2006.

Revenues in the Electronics segment for the three-month period ended September 30, 2006 were $541,421 higher when compared to the same period in 2005. This increase in revenue is attributable to increased production efforts under the Company's generator set production contract with the U.S. Army and from various orders for replacement parts and other short-term orders. Revenues resulting from the Company's research and development contracts described below were lower in this three-month period compared to the same period last year due to two factors. The first was completion of work on the first of the Company's two research and development contracts during the first quarter of fiscal year 2006. The second was the completion of only a limited amount of work on the remaining contract during the first quarter of fiscal year 2007 due to funding constraints, as described further below.

During the three-month period ended September 30, 2006, production efforts under the Company's contract to provide the Armed Forces with 2kW diesel operated generator sets provided approximately 75% of the Electronic segment revenues compared to approximately 30% of such revenues in the same period last year. The Company's research and development contracts provided approximately 1% of Electronics segment revenues during the three-month period ended September 30, 2006, versus approximately 47% of such revenues in the same period last year. Replacement parts and other short-term business provided approximately 24% of such revenues in the three-month period ended September 30, 2006, and approximately 23% of such revenues in the same period in 2005.

During September 2003, the Company was awarded a "cost plus fixed fee" research and development contract in the amount of approximately $1,800,000. Work on this contract ended in September 2005. This contract was for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the U.S. Army for smaller, lighter, quieter models. It included efforts similar to those that the Company had previously invested in specifically at the request of the U.S. Army. There was no revenue from this contract in the first quarter of fiscal year 2007. The Company earned approximately $146,000 from this contract during the first quarter of fiscal year 2006, when work was completed on this contract.

During September 2004, the Company was awarded a second "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1,500,000 for work to be performed towards similar objectives. Work on this contract continued into September 2006 when funding was substantially exhausted. An initial extension of the contract has been granted by the U.S. Army and the Company is working toward a modification incorporating additional funding. As a result of efforts towards this project, the Company realized revenue of approximately $22,000 during the first three-months of fiscal year 2007 compared with approximately $364,000 during the same period in fiscal year 2006.

The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage-of-completion method of accounting to record revenues, material costs have an impact upon recorded revenues (see Note 1-A, Revenue Recognition of the Notes to Financial Statements in the Company's 2006 Form 10-K.

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $2.9 million as of September 30, 2006. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal year 2007 revenues.

As of September 30, 2005 the aggregate value of the Company's backlog of electronic products not previously recognized as revenue was approximately $3.2 million.

Leisure and Recreation Segment
______________________________

In the Leisure and Recreation segment, revenues in the first three-months of fiscal year 2007 decreased by approximately $11,915 when compared to the same three-months of fiscal year 2006. This is the result of a decrease in the sale of repair and replacement parts for machinery previously sold and no longer under warranty. There were no sales of finished snowmaking machines in either period.

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

Gross Profit
____________

The Company's gross profit was $179,358 in the first quarter of fiscal year 2007, compared with a gross profit of $200,486 for the same period in fiscal year 2006.

Gross margin is the measure of gross profit as a percentage of revenues. Gross margin was 11% for the three-month period ended September 30, 2006 and 18% for the three-month period ended September 30, 2005. The Company's gross margin is affected by a variety of factors including, among other items, product mix, product pricing and product costs. Results for the first quarter of fiscal year 2007 are due primarily to two factors. First is a change in product mix as the Company has engaged in significantly less customer funded research and development for the U.S. Army (see "Electronics Segment" above) than it had engaged in during the same quarter in fiscal year 2006, while realizing substantially greater revenue from the generator product line in the first quarter of fiscal year 2007 compared to the same quarter in fiscal year 2006. The reduction in customer funded research and development had the effect of shifting a greater proportion of overhead cost absorption to other product lines thereby reducing the gross margin generated by these other product line revenues when compared to the same period in fiscal year 2006.

The second factor was an increase in costs related to metals, transportation and foreign sourced components for the 2kw generator set product line. The 10-year indefinite delivery, indefinite quantity prime contract for generator sets with the U.S. Army, awarded in 2001, allows for a small annual increase in selling price. Gross profit has been reduced as a result of costs increasing faster than the selling price. The Company is investigating an appropriate pricing modification under the prime contract, however no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

In the last quarter of fiscal year 2006 the Company instituted price increases for future delivery of generators sold separately from the prime contract. Delivery on these orders are just beginning in the second quarter of fiscal 2007, however since the number of such generators is relatively small, the Company does not anticipate a significant change in gross margin as a result of this price increase.

Selling, General and Administrative Expenses
____________________________________________

Selling, General and Administrative expense for the three-months ended September 30, 2006 were $339,074 or 21% of revenue. For the three-months ended September 30, 2005, Selling, General and Administrative expenses totaled $284,549 or 25% of revenue. Expenditures for the three-month period ended September 30, 2006 were higher when compared with the same period last year primarily due to higher legal and professional fees associated with the year end audit and filing of the Company's 2006 Form 10-K.

Interest Expense
________________

Interest expense for the three-months ended September 30, 2006 was $2,151 compared to $7,793 for the same period last year. This reduction in interest expense is attributed to principal reduction payments made towards the Company's mortgage note as well as repayment of a $200,000 note payable to a related party prior to the end of fiscal 2006.

Other Income - Net
__________________

Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $4,399 for the three-months ended September 30, 2006 was comprised of interest income of $2,623, and miscellaneous income of $1,776.

For the three-months ended September 30, 2005 other income of $3,954 was comprised of interest income of $4,711 and miscellaneous expense of $757.

Net Loss before income taxes
_____________________________

Net loss before income taxes for the three-month period ended September 30, 2006 was $157,469. For the same period in 2005 net loss before income taxes was $87,902.

Results for the first quarter of fiscal year 2007 decreased when compared to the same period in fiscal year 2006 primarily due to lower gross profit and higher Selling, General and Administrative costs as discussed above.

Taxes on Income
_______________

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $316,000 and $333,000 of federal and state net operating loss carry forwards, respectively, expiring beginning in 2012. Of these amounts, approximately $43,000 and $9,000 of federal and state loss carry forwards, respectively, are the result of net loss for the three-month period ending September 30, 2006.

Liquidity and Capital Resources
_______________________________

The Company's principal capital requirements are to fund working capital needs and any debt servicing requirements and capital expenditures. The Company's borrowing capacity has remained above its use of outside financing. Management believes that the Company's future cash flow from operations, combined with its existing line of credit of $500,000 (which is further described below under Financing Activities) will be sufficient to support working capital requirements and capital expenditures at their current or expected levels.

Management also believes that it can continue to meet the Company's short-term liquidity needs through a combination of progress payments on government contracts (based on costs incurred) and billings at the time of delivery of products.

At September 30, 2006, the Company's working capital was $2,793,322 compared to $3,475,207 at September 30, 2005.

The ratio of current assets to current liabilities was 4.39 to 1 at September 30, 2006 and 5.13 to 1 at September 30, 2005.

The following table is a summary of the Statements of Cash Flows in the Company's Condensed Financial Statements:

                                  Years ended September 30,
                                    2006         2005

Net Cash used in
  Operating activities            ($387,167)   ($136,369)
  Investing activities             ($14,107)    ($74,222)
  Financing activities             ($38,652)    ($38,651)


Operating Activities:
____________________

Adjustments to reconcile net loss to net cash provided by operations are presented in the Statements of Cash Flows in the Company's Condensed Financial Statements.

Net cash used in operating activities for the three-month period ended September 30, 2006 was comprised primarily of net loss before depreciation and amortization, increases in inventories and contract costs and related profits in excess of applicable billings and decreases in accounts payable and accrued pension expenses which were partly offset by decreases in accounts receivable and prepaid expenses and an increase in accrued expenses.

Net cash used in operating activities for the three-months ended September 30, 2005 was comprised primarily of a net loss before depreciation and amortization and a decrease in accounts payable which was partly offset by an increase in accrued liabilities.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $12,809 of these costs during the three-month period ended September 30, 2006. For the same three-month period last year the Company expensed $22,700 of research and development costs.

Investing Activities:
____________________

During the three-month period ending September 30, 2006 net cash of $14,107 was used in investing activities. This amount consisted of $14,201 used for capital expenditures, and $86 of deferred costs.

During the three-month period ended September 30, 2005 investing activities used net cash of $74,222. Of this amount, $60,920 was used for capital expenditures and $13,303 was used by the Company for deferred costs.

Financing Activities:
____________________

During the three-month period ended September 30, 2006, net cash used in financing activities amounted to $38,652. This amount was used toward the repayment of the current portion of the Company's term loan as described further below. As of September 30, 2006 the Company had no long-term debt.

Net cash used in financing activities in the same period in fiscal year 2006 amounted to $38,651 representing principal payments toward the long-term portion of the Company's term loan as described below.

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan, of which $47,395 was outstanding as of September 30, 2006, is secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and is subject to customary representations, covenants and default provisions in favor of the Bank.


The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate (8.25% as of September 30, 2006) plus 0.25 percent. Effective November 9, 2005, this line of credit agreement was renewed through December 1, 2006. As of September 30, 2006, there were no outstanding borrowings against this line of credit facility. In the event that the Company borrows funds under this line of credit facility, the loan would be co-collateralized by the Collateral under the Loan Agreement. Management believes that the Company's line of credit agreement will again be renewed with substantially the same terms and conditions.

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. The Company is continuing to actively pursue possible methods of monetizing 68 undeveloped and unused acres of this property, by its sale and/or development. This endeavor has become more complex with the implications of New Jersey's "Highlands Water Protection and Planning Act". Although the Act was passed in June of 2004, the specifics are still emerging. The Act identifies approximately 400,000 acres of New Jersey as The Highlands Preservation Area. Pursuant to the statute, this area has the most onerous restrictions on future development. The Company's property is in this area, and further development would not be permitted without a waiver or other relief from the State. The Company believes that there are strong reasons why its property should not be in the preservation area, and is attempting to affect a solution. The Company is currently awaiting the promulgation of final regulations to assess its course of action. These final regulations are not expected before February 2007. Accordingly, no assurances can be given that these efforts will be successful or, if successful, the timing thereof.

Recent Pronouncements
_____________________

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when quantifying Misstatements in current Year Financial Statements" ("SAB 108"). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of this Bulletin on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits" ("SFAS 158"). SFAS 158 addresses the accounting for defined benefit pensions plans and other postretirement benefit plans ("plans"). Specifically, SFAS 158 requires companies to recognize an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders' equity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of this Statement on its financial statements.

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

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, as Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its financial statements.

Company Strategy
_________________

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

Critical Accounting Policies and Estimates
__________________________________________

The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, capitalized development costs, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, See Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company's 2006 Form 10-K.

ITEM 3.Controls and Procedures
_______________________________

The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2006, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weakness in the Company's internal control over financial reporting described in the following paragraph.

In connection with its audit of the Company's financial statements for the fiscal year ended June 30, 2006, the Company's independent registered public accounting firm, Amper, Politziner & Mattia, P.C. ("AP&M"), informed management and the Board of Directors that it had noted the following conditions which it had concluded, in the aggregate, represent a material weakness in the Company's internal control over financial reporting. Before the audited financial statements for fiscal year 2006 were finalized, certain audit adjustments related to significant non-routine matters were made to such financial statements after being identified by AP&M and certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by AP&M. In addition, AP&M advised management and the Board of Directors that the limited size of the Company's accounting department makes it impractical in AP&M's view to achieve an optimum separation of duties, and such limited size may restrict the Company's ability to gather, analyze and report information relative to the financial statements in a timely manner.
The Company intends to hire an additional staff member with the requisite knowledge to ensure that the weakness identified by AP&M is properly addressed and remedied as promptly as practicable. Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.
During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.





PART II - OTHER INFORMATION

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2006 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

                                    THE DEWEY ELECTRONICS CORPORATION




                                    /s/ John H.D. Dewey
Date:  November 13, 2006           John H.D. Dewey
                                   President and Chief Executive Officer




                                   /s/ Stephen P. Krill
Date:  November 13, 2006           Stephen P. Krill
                                   Treasurer
















THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-B.



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