Form 10QSB
period 2006-12-31
DEWEY ELECTRONICS CORP
filed 2007-02-14
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - QSB


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 2006

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


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECENDING FIVE YEARS.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.                YES___
NO___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,031 at February 8, 2007.
_______________________________________
Transitional Small Business Disclosure Format (Check one):  YES___ NO_X_




THE DEWEY ELECTRONICS CORPORATION


INDEX



											Page No.

Part I	Financial Information

Item 1.	Condensed Financial Statements

		Condensed Balance Sheets -
			December 31, 2006(unaudited) and June 30, 2006		3

		Condensed Statements of Operations -
			Three and Six-months Ended December 31, 2006
			and 2005 (unaudited)						4

		Condensed Statements of Cash Flows for
		the Six-months Ended December 31, 2006
		and 2005 (unaudited)							5

Notes to Condensed Financial Statements (unaudited)				6

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations								12

Item 3.	Controls and Procedures							22

Part II	Other Information

Item 1A.    Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use
of Proceeds									24

Item 4.	Submission of Matters to a Vote of Security
			Holders								24

Item 6.	Exhibits 									24







PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                        DECEMBER 31,         JUNE 30,
                                          2006                 2006
ASSETS:                                 (unaudited)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS              $585,253           $1,075,500
  ACCOUNTS RECEIVABLE(net of $6,181
    reserve on June 30, 2006)             399,788              526,730
  INVENTORIES                             918,092            1,106,689
  CONTRACT COSTS AND RELATED ESTIMATED
   PROFITS IN EXCESS OF BILLINGS        1,088,850              932,411
  PREPAID EXPENSES AND OTHER CURRENT
   ASSETS                                 142,655              176,057

      TOTAL CURRENT ASSETS              3,134,638            3,817,387

PLANT, PROPERTY AND EQUIPMENT
  LAND AND IMPROVEMENTS                   651,015              651,015
  BUILDING AND IMPROVEMENTS             1,885,653            1,885,653
  MACHINERY AND EQUIPMENT               3,088,895            3,073,925
  FURNITURE AND FIXTURES                  205,539              205,539
                                        5,831,102            5,816,132
Less accumulated depreciation           4,710,717            4,650,562
                                        1,120,385            1,165,570

CAPITALIZED DEVELOPMENT COSTS             703,799              703,799
DEFERRED COSTS                             74,117               74,031
  TOTAL OTHER ASSETS                      777,916              777,830

TOTAL ASSETS                           $5,032,939           $5,760,787
                                       ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  NOTE PAYABLE                         $    8,744           $   86,047
  ACCOUNTS PAYABLE                        235,284              358,427
  ACCRUED EXPENSES AND OTHER
    LIABILITIES                           100,927              212,349
  ACCRUED COMPENSATION AND BENEFITS
    PAYABLE                               125,583              156,550
  ACCRUED PENSION COSTS                    57,943               57,943

    TOTAL CURRENT LIABILITIES             528,481              871,316

LONG-TERM PENSION LIABILITY               250,597              243,097

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
    authorized  250,000  shares,
    issued and outstanding-none,               --                   --
  Common stock, par value $.01;
    authorized 3,000,000 shares;
    issued 1,693,397 at December 31,
    2006 and June 30, 2006                 16,934               16,934
  Additional paid-in capital            2,815,245            2,815,245
  RETAINED EARNINGS                     1,993,044            2,385,557
  ACCUMULATED OTHER COMPREHENSIVE
    LOSS                                  (84,334)             (84,334)
                                        4,740,889            5,133,402
LESS: TREASURY STOCK 331,366 SHARES
    at cost                              (487,028)            (487,028)

  TOTAL STOCKHOLDERS' EQUITY            4,253,861            4,646,374
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $5,032,939           $5,760,787
                                       ==========           ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                           THREE-MONTHS ENDED       SIX MONTHS ENDED
                              DECEMBER 31,            DECEMBER 31,
                            2006      2005         2006        2005

REVENUES                 $1,490,408  $1,974,374   $3,136,179  $3,090,639

COST OF REVENUES          1,367,198   1,738,997    2,833,611   2,654,776

GROSS PROFIT                123,210     235,377      302,568     435,863

SELLING,GENERAL &
  ADMINISTRATIVE            355,571     378,148      694,645     662,697

OPERATING LOSS             (232,361)   (142,771)    (392,077)   (226,834)

   INTEREST EXPENSE          (2,994)     (7,264)      (5,145)    (15,057)

   OTHER INCOME - NET           311       2,781        4,709       6,735

LOSS BEFORE INCOME TAXES   (235,044)   (147,254)    (392,513)   (235,156)

PROVISION FOR INCOME TAX         --     (86,235)          --     (51,074)

NET LOSS                  $(235,044)  $(233,489)   $(392,513)  $(286,230)
                          ==========  ==========   ==========  ==========


NET LOSS PER COMMON
 SHARE-BASIC                 $(0.17)     $(0.17)      $(0.29)     $(0.21)
NET LOSS PER COMMON
 SHARE-DILUTED               $(0.17)     $(0.17)      $(0.29)     $(0.21)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                   1,362,031   1,362,031   1,362,031   1,362,031
   DILUTED                 1,362,031   1,362,031   1,362,031   1,362,031

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                             SIX-MONTHS ENDED
                                               DECEMBER 31,
                                           2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                 $(392,513)   $(286,230)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION                             60,155       57,000
   DECREASE IN ACCOUNTS RECEIVABLE         126,942      112,895
   DECREASE IN INVENTORIES                 188,597      190,448
   INCREASE IN CONTRACT COSTS AND
    RELATED ESTIMATED PROFITS IN
    EXCESS OF BILLINGS                    (156,439)    (236,023)
   DECREASE IN PREPAID EXPENSES AND
    OTHER CURRENT ASSETS                    33,402       53,922
   DECREASE IN ACCOUNTS PAYABLE           (123,143)    (230,695)
  INCREASE/(DECREASE) IN ACCRUED
    EXPENSES AND OTHER LIABILITIES        (142,389)     118,684
  INCREASE IN LONG-TERM PENSION LIABILITY    7,500           --
  INCREASE IN ACCRUED CORPORATE INCOME
    TAXES                                       --       51,074
   TOTAL ADJUSTMENTS                        (5,375)     117,305

NET CASH USED IN OPERATING ACTIVITIES     (397,888)    (168,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PLANT, PROPERTY AND
    EQUIPMENT                              (14,970)     (88,687)
  DEFERRED COSTS                               (86)     (23,339)
NET CASH USED IN INVESTING ACTIVITIES      (15,056)    (112,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF DEBT              (77,303)     (77,303)

NET CASH USED IN FINANCING ACTIVITIES      (77,303)     (77,303)

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                            (490,247)    (358,254)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                             1,075,500    1,390,326

CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                               $  585,253   $1,032,072
                                        ==========   ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

      INTEREST PAID                         $5,145      $15,057
      INTEREST RECEIVED                      4,279        8,258
      CORPORATE INCOME TAXES PAID               --        7,825

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS










THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Significant Accounting Policies
------------------------------------

Basis of Presentation
--------------------
The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the "2006 Form 10-K").

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of December 31, 2006, and the results of operations and cash flows for the three months and six months then ended. The results of operations and cash flows for the periods ended December 31, 2006 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarters or the full fiscal year ending June 30, 2007.

Revenue Recognition
-----------------
Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract.

The Company uses the percentage-of-completion method to recognize revenue for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods. Revenue and earnings for all other orders for replacement parts are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

For those contracts where revenue has been recognized using the percentage-of-completion method of accounting, provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

In the Leisure and Recreation segment, revenues and earnings are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.


Use of Estimates
---------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, among others, lower of cost or market estimates for inventories, realization of deferred tax assets, revenue recognition and certain accrued expenses. Actual results could differ from those estimates.

2.  Recent Accounting Pronouncements
-------------------------------------
In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when quantifying Misstatements in current Year Financial Statements" ("SAB 108"). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of this Bulletin on its financial statements.

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


3.  Inventories
----------------
Inventories consist of:

                                  December 31, 2006     June 30, 2006

Finished Goods                    $194,885              $194,885
Work In Progress                   246,951                93,485
Raw Materials                      476,256               818,319
Total                             $918,092            $1,106,689
                                  ========            ==========

4.  Taxes on Income
-------------------
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of December 31, 2006 the Company has approximately $406,000 and $348,000 of federal and state net operating loss carry forwards, respectively, expiring beginning in 2012 through 2014.

5.  Earnings Per Share
---------------------
Net loss per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing reported net loss available to common shareholders by weighted average shares outstanding for the period. Diluted net loss per share is computed by dividing reported net loss available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. Certain stock options were excluded from the computation of net loss per share due to their anti-dilutive effect. The weighted average number of such excluded shares is 6,311 and 6,879 as of December 31, 2006 and December 31, 2005, respectively.


                                  Three-months Ended December 31,

                            2006                     2005
                                    Per                           Per
              Loss      Shares      Share   Loss      Shares      Share
                                    Amount                        Amount

Basic Net
 Loss per
 common
 share      ($235,044)  1,362,031  ($.17)  ($233,489)  1,362,031  ($.17)

Effect of
 dilutive
 Securities        --         --      --          --          --     --


Diluted
 Net Loss
 per common
 share      ($235,044)  1,362,031  ($.17)  ($233,489)  1,362,031  ($.17)
            =========   =========   ====   =========   =========   ====


                                Six-months Ended December 31,
                           2006                     2005
                                    Per                         Per
              Loss      Shares      Share   Loss      Shares    Share
                                    Amount                      Amount
Basic Net
 Loss per
 common
 share      ($392,513)  1,362,031  ($.29)  ($286,230)  1,362,031  ($.21)

Effect of
 dilutive
 Securities        --          --     --          --          --     --

Diluted
 Net Loss
 per common
 Share      ($392,513)  1,362,031  ($.29)  ($286,230)  1,362,031  ($.21)
            =========   =========  =====   =========   =========   =====


6.  Operating Segments
----------------------
The Company operates in two segments: Electronics, and Leisure and Recreation. Operations in the Electronics segment are primarily related to supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the Leisure and Recreation segment involve the production and sale of snowmaking machinery and servicing of such machinery at the purchaser's expense beyond the warranty period. Total revenue by segment represents sales to unaffiliated customers, as reported in the Company's Statements of Operations. There are no inter-segment sales.

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

The following tables present information about reported segment revenues, operating profit or loss, and reconciles such segment information to the Company's totals:


                             Three-months ended      Six-months ended
                                December 31,           December 31,
                            2006        2005        2006         2005

Electronics Segment
  Revenues                $1,474,864  $1,840,073   $3,110,490   $2,934,278
  Operating Loss            (185,150)   (109,959)    (317,034)    (181,603)

Leisure and Recreation
 Segment
  Revenues                    15,544     134,301       25,689      156,361
  Operating Loss             (47,211)    (32,812)     (75,043)     (45,231)

Total
  Revenues                 1,490,408   1,974,374    3,136,179    3,090,639

  Operating Loss            (232,361)   (142,771)    (392,077)    (226,834)

Interest Expense              (2,994)     (7,264)      (5,145)     (15,057)
Other Income                     311       2,781        4,709        6,735
Income Tax Benefit/Expense         0     (86,235)           0      (51,074)

  Net Loss                 $(235,044)  $(233,489)   $(392,513)   $(286,230)
                           =========   =========    =========    =========

7.	Stock-Based Compensation Plans
------------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions of SFAS No. 123R in fiscal year 2006 (January 1, 2006) using a modified version of prospective application. The Company did not grant, modify, repurchase, or cancel any share based payment awards after the date of adoption of SFAS No. 123R. All awards granted prior to January 1, 2006 were fully vested prior to implementation of SFAS No. 123R. Therefore, there was no effect of adopting SFAS 123R in the Company's financial statements for the first quarter of fiscal 2007 (the three month period ended September 30, 2006) or in fiscal year 2006.

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

There were no options granted in fiscal 2006 or during the six-months ended December 31, 2006. However, pro forma information regarding net income and earnings per share is required for fiscal year 2006 by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock option grants under the fair value method prescribed by that Statement.

The estimated fair value of the option grants are amortized to expense over the options' vesting period beginning January 1 of the following year, due to the timing of the grants. The Company's pro forma information for the six-months ended December 31, 2005 is as follows:



                                                      Three-Months
                                                      Ended
                                                      December 31, 2005

Net (loss), as reported                               ($233,489)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                2,232

Pro forma net loss                                    ($235,721)
                                                      =========

Earnings per share:
Basic - as reported                                      ($.17)
                                                         =====
Basic - pro forma                                        ($.17)
                                                         =====

Diluted - as reported                                    ($.17)
                                                         =====
Diluted - pro forma                                      ($.17)
                                                         =====

                                                     Six-Months
                                                     Ended
                                                     December 31, 2005

Net (loss), as reported                              ($286,230)

Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects              4,465

Pro forma net loss                                   ($290,695)
                                                     =========

Earnings per share:
Basic - as reported                                      ($.21)
                                                         =====
Basic - pro forma                                        ($.21)
                                                         =====

Diluted - as reported                                    ($.21)
                                                         =====
Diluted - pro forma                                      ($.21)
                                                         =====


Note  8.   Capitalized Development Costs
----------------------------------------
For several years, the Company has invested in research and development efforts to improve its 2kW generator product at the request of its customer, the United States Army. Initial efforts were at the Company's expense and certain of these development costs arising from the Company's early efforts to develop new technologies have been capitalized and appear on the balance sheet as "Capitalized Development Costs". These Company-sponsored efforts were subsequently supplemented by two customer-funded research and development contracts with the U.S. Army. The Company has not capitalized any costs associated with the customer-funded contracts.

Work under the first of the Company's customer-funded research and development contracts with the U.S. Army ended in September of 2005. Work under the second contract continued into September of 2006 when funding was substantially exhausted. In September 2006 the Company was granted an extension of the contract to allow work toward a contract modification incorporating additional funding and a limited amount of work was performed through December 2006 using most of the remaining funding from the contract. A second extension was granted in late December 2006 to allow the Company to continue to work toward obtaining a contract modification incorporating additional funding.

In late January 2007 the U.S. Army informed the Company that there had been a significant change in Army staff and priorities related to the 2kW Generator Program, and that there would be no further funding under the contract. A final extension was granted through March 31, 2007 to allow the Company to prepare and submit final reports and documents for the completion of the contract. As a result of this development regarding funding, the Company expects to write-off to operating expense an impairment of all of its capitalized development costs. As of June 30, 2006 and December 31, 2006, the aggregate value of these costs was $703,799. This impairment charge will be reflected in the Company's financial statements for the fiscal quarter ending March 31, 2007.





THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-QSB, and with the audited financial statements, including the notes thereto, appearing in the Company's 2006 Form 10-K. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1A (Risk Factors) of the Company's 2006 Form 10-K. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Recent Events
------------
The Company's current research and development contract with the U.S. Army, discussed below under "Electronics Segment", will expire on March 31, 2007. As disclosed in the Company's Form 10Q-SB filed with the Securities and Exchange Commission on November 13, 2006, work on this contract (for the research and development of improvements to the Company's current 2kW diesel operated generator performed specifically at the request of the U.S.
Army) continued into September 2006 when funding was substantially exhausted. In September 2006 the Company was granted an extension of the contract to allow work toward a contract modification incorporating additional funding and a limited amount of work was performed through December 2006 using most of the remaining funding from the contract. A second extension was granted in late December 2006 to allow the Company to continue to work toward obtaining a contract modification incorporating additional funding.

In late January 2007 the U.S. Army informed the Company that there had been a significant change in Army staff and priorities related to the 2kW Generator Program and there would be no further funding under the contract. A final extension was granted through March 31, 2007 to allow the Company to prepare and submit final reports and documents for the completion of the contract. As a result of this development regarding funding, the Company expects to write-off to operating expense an impairment of all of its capitalized development costs. As of June 30, 2006 and December 31, 2006, the aggregate value of these costs was $703,799. This impairment charge will be reflected in the Company's financial statements for the fiscal quarter ending March 31, 2007. See Note 8, Capitalized Development Costs of the Notes to the Condensed Financial Statements.

Operating Segments
-----------------
The Company is organized into two operating segments on the basis of the types of products offered. Each segment is comprised of separate and distinct businesses: the Electronics segment - primarily business with the Department of Defense, and the Leisure and Recreation segment - primarily business with ski areas and resorts.

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

There are no intersegment sales.

Results of Operations
--------------------
The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating profit of each segment for the three- and six-month periods ended December 31, 2006 and December 31, 2005 are set forth in Note 6 - Operating Segments of the Notes to the Condensed Financial Statements.

Revenues
--------
Revenues of $1,490,408 for the second quarter of fiscal year 2007(the three-month period ended December 31, 2006) were 25% lower than in the second quarter of fiscal year 2006 (the three-month period ended December 31, 2005) when revenues were $1,974,374. Revenues for the second quarter of fiscal year 2007 were lower in both the Electronics segment and the Leisure and Recreation segment when compared to the same period in fiscal year 2006.

For the six-month period ended December 31, 2006, revenues totaled $3,136,179 which is 1% higher than total revenues of $3,090,639 for the six-month period ended December 31, 2005. Revenues in the Electronics segment were higher and Leisure and Recreation segment revenues were lower when compared to the same six-month period ending December 31, 2005.

Information about the Company's operations in the two segments is set forth in Note 6 - Operating Segments of the Notes to the Condensed Financial Statements and is discussed in further detail below.

Electronics Segment
--------------------
In the Electronics segment, revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract.

The Company uses the percentage-of-completion method to recognize revenue for its replacement parts business where the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods. Revenue and earnings for all other orders for replacement parts is recorded when delivery of the product is made and title and risk of loss has transferred to the customer and collection is probable.

Since contracts typically extend over multiple reporting periods, revisions in cost and estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. For those contracts where revenue has been recognized using percentage-of-completion method of accounting, when the estimated costs to complete a project indicate a loss, provision is made for the anticipated loss in the current period. For further information see Note 1, Revenue Recognition of the Notes to the Condensed Financial Statements.

Electronic product revenues accounted for 99% of total revenues for the second quarter of fiscal year 2007, compared with 93% of total revenues for the second quarter of fiscal year 2006.

Revenues in the Electronics segment for the three-month period ended December 31, 2006 were $365,209 lower when compared to the same period in 2005. This decrease in revenue is attributable to decreased revenue realized under the Company's research and development contract with the U.S. Army, decreased production efforts under the Company's generator set production contract with the U.S. Army and a small decrease in revenue from various orders for replacement parts and other short-term orders. Revenues resulting from the Company's research and development contracts described below were significantly lower in this three-month period compared to the same period in 2005 as a result of the completion of only a limited amount of work due to funding constraints, as described further in "Recent Events" above.

During the three-month period ended December 31, 2006, production efforts under the Company's contract to provide the Armed Forces with 2kW diesel operated generator sets provided approximately 60% of the Electronic segment revenues compared to approximately 54% of such revenues in the same period in 2005. The Company's research and development contracts provided approximately 4% of Electronics segment revenues during the three-month period ended December 31, 2006, versus approximately 16% of such revenues in the same period in 2005. Replacement parts and other short-term business provided approximately 36% of such revenues in the three-month period ended December 31, 2006, and approximately 30% of such revenues in the same period in 2005.

Revenues in the Electronics segment for the six-month period ended December 31, 2006 were $176,212 higher when compared to the same period in 2005. This increase in revenue is the result of increased production efforts under the Company's generator set production contract with the U.S. Army and from an increase in revenue from various orders for replacement parts and other short-term orders. Revenues resulting from the Company's research and development contracts described below were significantly lower in this six- month period compared to the same period in 2005.

During the six-month period ended December 31, 2006, production efforts under the Company's contract to provide the Armed Forces with 2kW diesel operated generator sets provided approximately 68% of the Electronic segment revenues compared to approximately 45% of such revenues in the same period in 2005. The Company's research and development contracts provided approximately 2% of Electronics segment revenues during the six-month period ended December 31, 2006, versus approximately 28% of such revenues in the same period in 2005. Replacement parts and other short-term business provided approximately 30% of such revenues in the six-month period ended December 31, 2006, and approximately 27% of such revenues in the same period in 2005.

During September 2003, the Company was awarded a "cost plus fixed fee" research and development contract in the amount of approximately $1,800,000. Work on this contract ended in September 2005. This contract was for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the U.S. Army for smaller, lighter, quieter models. It included efforts similar to those that the Company had previously invested in specifically at the request of the U.S. Army. There was no revenue from this contract in either the first or second quarters of fiscal year 2007. The Company realized revenue of approximately $146,000 from this contract during the first quarter of fiscal year 2006, when work was completed on this contract and there was no additional revenue in the second fiscal quarter.

During September 2004, the Company was awarded a second "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1,500,000 for work to be performed towards similar objectives. The Company realized revenue of approximately $53,000 from this contract during the three-month period ended December 31, 2006, compared with approximately $364,000 during the same period in 2005. During the six-month period ended December 31, 2006 the Company recognized revenue of approximately $75,000 from this contract, compared with approximately $665,000 during the same period in 2005. This contract will expire on March 31, 2007 and, in connection therewith, the Company expects to write-off to operating expense an impairment of all of its capitalized development costs. See "Recent Events" above.

The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage-of-completion method of accounting to record revenues, material costs have an impact upon recorded revenues (see Note 1-A, Revenue Recognition of the Notes to Financial Statements in the Company's 2006 Form 10-K).

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $2.5 million as of December 31, 2006. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal years 2007 and 2008 revenues.

As of December 31, 2005 the aggregate value of the Company's backlog of electronic products not previously recognized as revenue was approximately $4.0 million.

Leisure and Recreation Segment
------------------------------
In the Leisure and Recreation segment, revenues for the three-month period ended December 31, 2006 decreased by approximately $118,757 when compared to the same period in 2005. This is attributable to a lack of sales of finished machines during the three-month period ended December 31, 2006 and a decrease in the sale of repair and replacement parts for machinery previously sold and no longer under warranty.

During the six-month period ended December 31, 2006, revenues decreased approximately $130,672 when compared to the same period in 2005. As with the three-month period above this decrease is attributable to a lack of sales of finished snowmaking machines and a decrease in sales of repair and replacement parts for previously sold snowmaking machines.

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

After the end of fiscal year 2006, management completed a review of the spare parts business. Since introducing the H-2d snowmaker in 1971 the Company has maintained the capacity to support all past models of snowmaking machines that are still in use. However, starting in January 2007, the Company is focusing on customers using the most recent model line, the Snowcub. The Company will continue to actively market and support the Snowcub model line and will cease to support past models. As a result, for the fourth quarter of fiscal year 2006, the Company recorded an adjustment of $299,596 against inventory related to spares for old models of snow makers. The remaining segment inventory at the end of fiscal 2006 was either new Snowcub machines or spare parts for Snowcub models.

Gross Profit
------------
The Company's gross profit was $123,210 for the second quarter of fiscal year 2007, compared with gross profit of $235,377 for the second quarter of fiscal year 2006.

Gross margin is the measure of gross profit as a percentage of revenues.
It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. The Company's gross margin was 8% for the three-month period ended December 31, 2006 and 12% for the three-month period ended December 31, 2005. The decrease in gross margin is attributable to a decrease in revenues when the three-month period ended December 31, 2006 is compared to the same period in 2005 (principally in customer sponsored research and development), while certain of the Company's fixed manufacturing costs during this three month period remained at substantially the same levels as in 2005.

For the six-month period ended December 31, 2006, the Company's gross profit was $302,568 compared to $435,863 for the six-month period ended December 31, 2005.

For the six-month period ended December 31, 2006, the Company's gross margin was approximately 10%. During the six-month period ended December 31, 2005, gross margin was approximately 14%. Results for the first six months of fiscal year 2007 are due to several factors. First is a change in product mix as the Company engaged in significantly less customer funded research and development for the U.S. Army (see "Electronics Segment" above) than it had engaged in during the same period in fiscal year 2006, while realizing substantially greater revenue from the generator product line in the first six months of fiscal year 2007 compared to the same six-months in fiscal year 2006. The reduction in customer funded research and development had the effect of shifting a greater proportion of overhead cost absorption to other product lines with contractually fixed selling prices, thereby reducing the gross margin generated by these other product line revenues when compared to the same period in fiscal year 2006.

The second factor was an increase in costs related to metals, transportation and foreign sourced components for the 2kw generator set product line. The Company's 10-year indefinite delivery, indefinite quantity prime contract for generator sets with the U.S. Army, awarded in 2001, allows for a small annual increase in selling price. Gross profit has been reduced as a result of costs increasing faster than the selling price. The Company is investigating an appropriate pricing modification under the prime contract; however no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

In the last quarter of fiscal year 2006 the Company instituted price increases for future delivery of generators sold separately from the prime contract. Delivery on these orders began in the second quarter of fiscal year 2007, however since the number of such generators is relatively small, the Company did not realize a significant change in gross margin as a result of this price increase.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General and Administrative expense for the three-months ended December 31, 2006 were $355,571 or 24% of revenue. For the three-months ended December 31, 2005, Selling, General and Administrative expenses totaled $378,148 or 19% of revenue.

Selling, General and Administrative expense for the six-months ended December 31, 2006 were $694,645 or 22% of revenue. For the six-months ended December 31, 2005, Selling, General and Administrative expenses totaled $662,697 or 21% of revenue. Expenditures for the six-month period ended December 31, 2006 were higher when compared with the same period in 2005 primarily due to higher legal and professional fees associated with the year end audit and filing of the Company's 2006 Form 10-K in the first fiscal quarter of 2007.

Interest Expense
----------------
Interest expense for the three-months ended December 31, 2006 was $2,994 compared to $7,264 for the same period in 2005. This reduction in interest expense is attributable to principal reduction payments made towards the Company's mortgage note as well as repayment of a $200,000 note payable to a related party prior to the end of fiscal year 2006.

Interest expense for the six-months ended December 31, 2006 was $5,145 compared to $15,057 for the same period last year. This reduction in interest expense is attributed to principal reduction payments made towards the Company's mortgage note as well as repayment of a $200,000 note payable to a related party prior to the end of fiscal 2006.

Other Income - Net
------------------
Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $311 for the three-months ended December 31, 2006 was comprised of interest income of $1,656, and miscellaneous expense of $1,345.

For the three-months ended December 31, 2005, other income of $2,781 was comprised of interest income of $3,547 and miscellaneous expense of $764.

Other income of $4,709 for the six-months ended December 31, 2006 was comprised of interest income of $4,279, and miscellaneous income of $430.

For the six-months ended December 31, 2005, other income of $6,735 was comprised of interest income of $8,258 and miscellaneous expense of $1523.

Net Loss before income taxes
---------------------------
Net loss before income taxes for the three-month period ended December 31, 2006 was $235,044. For the same period in 2005 net loss before income taxes was $147,254.

Results for the second quarter of fiscal year 2007 decreased when compared to the same period in fiscal year 2006 primarily due to lower gross profit which was partly offset by lower Selling, General and Administrative costs as discussed above.

Net loss before income taxes for the six-month period ended December 31, 2006 was $392,513. For the same period in 2005 net loss before income taxes was $235,156.

Results for the six-month period ended December 31, 2006 decreased when compared to the same period in 2005 primarily due to lower gross profit and slightly greater Selling, General and Administrative costs as discussed above.

Taxes on Income
---------------
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $406,000 and $348,000 of federal and state net operating loss carry forwards, respectively, expiring beginning in 2012. Of these amounts, approximately $133,000 and $24,000 of federal and state loss carry forwards, respectively, are the result of the net loss for the six-month period ending December 31, 2006.

Liquidity and Capital Resources
------------------------------
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various government contracts (based on cost incurred.) and a line of credit of $500,000. As of December 31, 2006 no amounts were drawn on this line of credit, and the line will expire on February 28, 2007. (For further discussion, see below under "Financing Activities".)

As of December 31, 2006 the Company had no material capital expenditure commitments. Management believes that the Company's current cash combined with progress payments will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At December 31, 2006, the Company's working capital was $2,606,158 compared to $2,946,071 at June 30, 2006.

The ratio of current assets to current liabilities was 5.93 to 1 at December 31, 2006 and 4.38 to 1 at June 30, 2006.

The following table is a summary of the Statements of Cash Flows in the Company's Condensed Financial Statements:

                                        Six months ended December 31,
                                                2006       2005

Net Cash used in
  Operating activities                       ($397,888)  ($168,925)

  Investing activities                        ($15,056)  ($112,026)

  Financing activities                        ($77,303)   ($77,303)



Operating Activities:
---------------------
Adjustments to reconcile net loss to net cash provided by operations are presented in the Statements of Cash Flows in the Company's Condensed Financial Statements.

Net cash used in operating activities for the six-month period ended December 31, 2006 was comprised primarily of net loss before depreciation and amortization, an increase in contract costs and related estimated profits in excess of billings and decreases in accounts payable and accrued liabilities which were partly offset by decreases in inventories, accounts receivable, prepaid expenses, and other current assets.

Net cash used in operating activities for the six-months ended December 31, 2005 was comprised primarily of a net loss before depreciation and amortization and a decrease in accounts payable, a decrease in deferred taxes, and an increase in contract costs and related estimated profits in excess of billings. These were partly offset by decreases in inventories, accounts receivable, prepaid expenses and other current assets and an increase in accrued liabilities.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $30,819 of these costs during the six-month period ended December 31, 2006. For the six-month period ended December 31, 2005, the Company expensed $41,313 of research and development costs.

Investing Activities:
--------------------
During the six-month period ended December 31, 2006, net cash of $15,056 was used in investing activities. This amount consisted of $14,970 used for capital expenditures, and $86 of deferred costs.

During the six-month period ended December 31, 2005, investing activities used net cash of $112,026. Of this amount, $88,687 was used for capital expenditures and $23,339 was used by the Company for deferred costs.

Financing Activities:
---------------------
During the six-month period ended December 31, 2006, net cash used in financing activities amounted to $77,303. This amount was used toward the repayment of the current portion of the Company's term loan as described further below. As of December 31, 2006, the Company had no long-term debt.

Net cash used in financing activities during the six-month period ended December 31, 2005 amounted to $77,303. This amount was used toward the repayment of the long-term portion of the Company's term loan as described below.

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan, of which $8,744 was outstanding as of December 31, 2006, was secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and was subject to customary representations, covenants and default provisions in favor of the Bank. On January 22, 2007, the Company made the final installment payment on this term loan.

The Company also has a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate (8.25% as of December 31, 2006) plus 0.25 percent. Effective December 1, 2006, this line of credit agreement was renewed through February 28, 2007. As of December 31, 2006, there were no outstanding borrowings against this line of credit facility. In February 2007, the Bank advised the Company that, except for a possible short-term extension while the Company seeks to replace the line of credit, the Bank would not further renew the line of credit.

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

Recent Pronouncements
---------------------
In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when quantifying Misstatements in current Year Financial Statements" ("SAB 108"). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of this Bulletin on its financial statements.

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

Company Strategy
-----------------
The Company has many years of experience in contracting with the Department of Defense and has been successful in obtaining many contracts to provide a wide array of products and services. Management believes that this experience is a significant positive competitive factor. Management is continuing to explore other areas of business with the Department of Defense, which are capable of providing stability and growth.

The Company is focusing its efforts on select product categories where management believes that the Company has the best chances of successfully growing its business. Although no assurances can be made that such a strategy will be successful, management believes that long-term growth can best be achieved by: 1) growing the Company's market share in areas where the Company already has a strong presence, 2) expanding into related markets with existing products and capabilities, and 3) further taking advantage of the Company's strengths by expanding into related product categories.

The Company's primary sources of revenue include products with long manufacturing lead times. These products, in particular, are its 2kW generator sets and its HEDCO snowmaking machines. The Government sector has been ordering small quantities of 2kW generator sets for specific uses pursuant to short-term orders independent of the Company's 2kW contract and the market for snowmaking equipment now demands short delivery lead-times. Recognizing this, the Company has committed some of its resources to making a quantity of these products readily available by producing them for inventory and sales. The Company's investments in 2kW generator and Snowcub-related inventory are an important component of management's business strategy of growing the Company's market share.

Despite the inherent risks and uncertainties of investing in inventory, management believes that these investments in inventory are important because they allow the Company to be more responsive to the needs of its customers.

The Company is also sharpening its market focus and concentrating its efforts where it believes it has the best chances of success. As another important component of management's business strategy of growing the Company's market share, after the end of fiscal year 2006, management completed a review of the Company's spare parts business for its snowmaking machines. Since introducing the H-2d snowmaker in 1971, the Company has maintained the capacity to support all past snowmaking machines that are still in use. However, starting in January 2007, the Company will focus on customers using the most recent model line, the Snowcub. The Company will continue to actively market and support the Snowcub line of machines and will cease to support past models.

The Company faces competition in many areas and from companies of various sizes, capabilities and resources. Competitive factors include product quality, technology, product availability, price, and customer service. Management believes that the reputation of the Company in these areas provides a significant positive competitive factor. As part of its overall business strategy management is continuing to re-enforce customer awareness of the Company's current and past performance as a Department of Defense supplier, its product quality and reliability, and its historically strong customer relationships.

In response to the U.S. Army's change in priorities regarding the 2kW Generator Program (see "Recent Events" above) management has re-evaluated its approach to the second and third strategic objectives described above. Rather than continuing to develop new internal technologies, the Company is now attempting to capitalize on its previous investments in technology in its efforts to obtain business from the U.S. Army in related power markets and to expand into related military product categories.

In the nearer term, a return to profitability is the Company's primary objective. The Company's efforts to achieve this include exploring opportunities for piece and component manufacturing work and other short-term business that would utilize existing factory capacities and capabilities. Additionally, the Company is pursuing possible subcontracting relationships with other defense contractors that leverage the Company's current expertise and technology.


Critical Accounting Policies and Estimates
-----------------------------------------
The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, capitalized development costs, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, See Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company's 2006 Form 10-K.

ITEM 3.	Controls and Procedures
-----------------------------------
The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2006, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weakness in the Company's internal control over financial reporting described in the following paragraph.

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




PART II - OTHER INFORMATION

Item 1A.    Risk Factors
------------------------
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2006 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
-----------------------------------------------------------------------
		None

Item 4.	Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

On December 6, 2006, at the Company's annual meeting of shareholders, the following six directors were elected to serve for the ensuing year. Set forth below are the number of votes cast for, or withheld with respect to, each such person (who were the Company's nominees for directors):

Name						For			Withheld

Frances D. Dewey				1,142,497		53,110
John H.D. Dewey				1,186,617		 8,990
James M. Link				1,186,117		 9,490
John B. Rhodes				1,185,945		 9,662
Nathaniel Roberts				1,185,967		 9,640
Ronald Tassello				1,186,117		 9,490

Item 6.	Exhibits
--------------------

See the accompanying Index to Exhibits to this quarterly report on Form 10-
Q.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					THE DEWEY ELECTRONICS CORPORATION



						/s/ John H.D. Dewey
Date:  February 14, 2007		John H.D. Dewey
						President and Chief Executive Officer



						/s/ Stephen P. Krill
Date:  February 14, 2007		Stephen P. Krill
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