Form 10QSB
period 2007-03-31
DEWEY ELECTRONICS CORP
filed 2007-05-15
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - QSB


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2007

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


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.                YES___ NO___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,031 at May 10, 2007.
_______________________________________
Transitional Small Business Disclosure Format (Check one):  YES___ NO_X_




THE DEWEY ELECTRONICS CORPORATION


INDEX



											Page No.

Part I	Financial Information

Item 1.	Condensed Financial Statements

		Condensed Balance Sheets -
			March 31, 2007(unaudited) and June 30, 2006		3

		Condensed Statements of Operations -
			Three and Nine-months Ended March 31, 2007
			and 2006 (unaudited)						4

		Condensed Statements of Cash Flows for
the Nine-months Ended March 31, 2007
and 2006 (unaudited)									5

Notes to Condensed Financial Statements (unaudited)				6

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations								13

Item 3.	Controls and Procedures							23

Part II	Other Information

Item 1A.    Risk Factors 								25

Item 2.	Unregistered Sales of Equity Securities and Use
of Proceeds											25

Item 4.	Submission of Matters to a Vote of Security
			Holders								25

Item 6.	Exhibits 									25













PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                                 March 31,    JUNE 30,
                                                   2007          2006
ASSETS:                                         (unaudited)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                      $  370,450   $1,075,500
  ACCOUNTS RECEIVABLE(net of $0 and
   $6,181, respectively)                            448,187      526,730
  INVENTORIES                                       932,900    1,106,689
  CONTRACT COSTS AND RELATED ESTIMATED
   PROFITS IN EXCESS OF BILLINGS                  1,053,689      932,411
  PREPAID EXPENSES AND OTHER CURRENT ASSETS         174,330      176,057
                                                  _________    _________

      TOTAL CURRENT ASSETS                        2,979,556    3,817,387
                                                  _________    _________

PLANT, PROPERTY AND EQUIPMENT
  LAND AND IMPROVEMENTS                             651,015      651,015
  BUILDING AND IMPROVEMENTS                       1,885,653    1,885,653
  MACHINERY AND EQUIPMENT                         3,091,387    3,073,925
  FURNITURE AND FIXTURES                            205,539      205,539
                                                  _________    _________
                                                  5,833,594    5,816,132
Less accumulated depreciation                     4,740,794    4,650,562
                                                  _________    _________
                                                  1,092,800    1,165,570

CAPITALIZED DEVELOPMENT COSTS                            --      703,799
DEFERRED COSTS                                       75,095       74,031
                                                  _________    _________
  TOTAL OTHER ASSETS                                 75,095      777,830

TOTAL ASSETS                                     $4,147,451   $5,760,787
                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  NOTE PAYABLE                                           --   $   86,047
  ACCOUNTS PAYABLE                                  192,771      358,427
  ACCRUED EXPENSES AND OTHER LIABILITIES            144,748      212,349
  ACCRUED COMPENSATION AND BENEFITS PAYABLE         142,938      156,550
  ACCRUED PENSION COSTS                              57,943       57,943
                                                   ________    _________

    TOTAL CURRENT LIABILITIES                       538,400      871,316
                                                   ________    _________

LONG-TERM PENSION LIABILITY                         269,347      243,097
                                                   ________    _________


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   authorized  250,000 shares, issued and
   outstanding-none,                                     --           --
  Common stock, par value $.01; authorized
   3,000,000 shares; issued 1,693,397 at
   March 31, 2007 and June 30, 2006                  16,934       16,934
  Additional paid-in capital                      2,815,245    2,815,245
  RETAINED EARNINGS                               1,078,887    2,385,557
  ACCUMULATED OTHER COMPREHENSIVE LOSS              (84,334)     (84,334)
                                                  _________    _________
                                                  3,826,732    5,133,402
LESS: TREASURY STOCK 331,366 SHARES, at cost       (487,028)    (487,028)
                                                  _________    _________

  TOTAL STOCKHOLDERS' EQUITY                      3,339,704    4,646,374
                                                  _________    _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,147,451   $5,760,787
                                                 ==========   ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                THREE-MONTHS ENDED   NINE-MONTHS ENDED
                                     MARCH 31,           MARCH 31

                                2007       2006        2007       2006

REVENUES                    $1,170,845  $2,170,870  $4,307,024  $5,261,509

COST OF REVENUES             1,671,786   1,929,752   4,505,397   4,584,528
                             _________   _________   _________   _________

GROSS PROFIT/(LOSS)           (500,941)    241,118    (198,373)    676,981

SELLING,GENERAL &
 ADMINISTRATIVE                414,267     371,220   1,108,912   1,033,917
                             _________    ________   _________   _________

OPERATING LOSS                (915,208)   (130,102) (1,307,285)   (356,936)

   INTEREST EXPENSE                (36)     (6,563)     (5,181)    (21,620)

   OTHER INCOME - NET            1,087       3,809       5,796      10,544
                              ________    ________   _________    ________

LOSS BEFORE INCOME TAXES      (914,157)   (132,856) (1,306,670)   (368,012)

(PROVISION)/BENEFIT FOR
 INCOME TAX                         --      14,612          --     (36,462)
                              ________     _______   _________     _______

NET LOSS                     $(914,157)  $(118,244) $(1,306,670) $(404,474)
                             =========   =========  ===========  =========


NET LOSS PER COMMON
 SHARE-BASIC                   $(0.67)     $(0.09)     $(0.96)    $(0.30)
NET LOSS PER COMMON
 SHARE-DILUTED                 $(0.67)     $(0.09)     $(0.96)    $(0.30)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:

   BASIC                     1,362,031   1,362,031   1,362,031   1,362,031
   DILUTED                   1,362,031   1,362,031   1,362,031   1,362,031

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS



THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                              NINE-MONTHS ENDED
                                                  MARCH 31,
                                              2007         2006

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                    $(1,306,670)   $(404,474)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION                                  90,232       85,500
   DECREASE IN DEFERRED TAXES                        --       51,074
   WRITE OFF OF CAPITALIZED DEVELOPMENT
     COSTS                                      703,799           --
   DECREASE/(INCREASE)  IN ACCOUNTS
     RECEIVABLE                                  78,543      (23,198)
   DECREASE/(INCREASE) IN INVENTORIES           173,788      (21,291)
   INCREASE IN CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS OF BILLINGS    (121,278)    (465,784)
   DECREASE IN PREPAID EXPENSES AND
    OTHER CURRENT ASSETS                          1,727        5,684
   INCREASE/(DECREASE) IN ACCOUNTS PAYABLE     (165,656)     411,264
  INCREASE/(DECREASE) IN ACCRUED EXPENSES AND
    OTHER LIABILITIES                           (81,213)     135,291
  INCREASE/(DECREASE) IN PENSION COSTS
     ACCRUED                                     26,250       15,000
                                               ________      _______

   TOTAL ADJUSTMENTS                            706,192      193,540
                                               ________      _______

NET CASH USED IN OPERATING ACTIVITIES          (600,478)    (210,934)
                                               ________      _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PLANT, PROPERTY AND
    EQUIPMENT                                   (17,462)    (101,061)
DEFERRED COST                                    (1,063)     (25,769)
                                               ________      _______
NET CASH USED IN INVESTING ACTIVITIES           (18,525)    (126,830)
                                               ________      _______

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF DEBT                   (86,047)    (115,955)
                                               ________     ________

NET CASH USED IN FINANCING ACTIVITIES           (86,047)    (115,955)
                                               ________     ________


NET DECREASE IN CASH AND CASH EQUIVALENTS      (705,050)    (453,719)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                  1,075,500    1,390,326
                                              _________    _________

CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                      370,450     $936,607
                                              =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

      INTEREST PAID                              $5,181      $21,620
      INTEREST RECEIVED                           5,392       10,544
      CORPORATE INCOME TAXES PAID                    --        7,825

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS












THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Significant Accounting Policies
-------------------------------------
Basis of Presentation
---------------------
The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the "2006 Form 10-K").

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2007, and the results of operations and cash flows for the three months and nine-months then ended. The results of operations and cash flows for the periods ended March 31, 2007 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarters or the full fiscal year ending June 30, 2007.

Revenue Recognition
-------------------
Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract.

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


Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, among others, lower of cost or market estimates for inventories, realization of deferred tax assets, revenue recognition and certain accrued expenses. Actual results could differ from those estimates.

2.  Recent Accounting Pronouncements
------------------------------------
In February 2007, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not own any financial instruments and does not expect this statement to have an effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits" ("SFAS 158").
SFAS 158 addresses the accounting for defined benefit pensions plans and other postretirement benefit plans ("plans"). Specifically, SFAS 158 requires companies to recognize an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders' equity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of this Statement on its financial statements.

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


3.  Inventories
---------------

Inventories consist of:

                               March 31, 2007          June 30, 2006

Finished Goods                    $180,672                $194,885
Work In Progress                   301,753                  93,485
Raw Materials                      450,475                 818,319
                                  ________                 _______
Total                             $932,900              $1,106,689
                                  ========              ==========

4.  Taxes on Income
-------------------
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of March 31, 2007 the Company has approximately $712,000 and $402,000 of federal and state net operating loss carry forwards, respectively, expiring beginning in 2012 through 2014.

5.  Earnings Per Share
----------------------
Net loss per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing reported net loss available to common shareholders by weighted average shares outstanding for the period. Diluted net loss per share is computed by dividing reported net loss available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. Certain stock options were excluded from the computation of net loss per share due to their anti-dilutive effect. The weighted average number of such excluded shares is 7,435 and 9,041 as of March 31, 2007 and March 31, 2006, respectively.


                                     Three-months Ended March 31,

                             2007                        2006
                                    Per                              Per
                 Loss      Shares   Share     Loss      Shares       Share
                                    Amount                           Amount
Basic
 Net
 loss
 per
 common
 share       ($914,157)  1,362,031  ($.67)  ($118,244)  1,362,031  ($.09)

Effect
 Of
 dilutive
 Securities         --         --      --          --          --     --
              ________   ________    _____   ________   _________   _____


Diluted
 Net
 Loss
 per
 common
 share       ($914,157)  1,362,031  ($.67)  ($118,244)  1,362,031  ($.09)
             =========   =========   ====    ========   =========   ====


                              Nine-months Ended March 31,

                              2007                          2006
                                      Per                              Per
                  Loss       Shares   Share      Loss    Shares       Share
                                      Amount                          Amount
Basic
 Net
 loss
 per
 common
 share       ($1,306,670)  1,362,031  ($.96)  ($404,474)  1,362,031  ($..30)

Effect
 Of
 dilutive
 Securities           --          --    --           --         --       --
              __________   _________   ____    ________   _________   ______

Diluted
 Net
 Loss
 per
 common
 share       ($1,306,670)  1,362,031  ($.96)  ($404,474)  1,362,031  ($.30)
             ============  =========  =====    ========   =========   ====

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

The following tables present information about reported segment revenues, operating profit or loss, and reconciles such segment information to the Company's totals:


                             Three-months ended        Nine-months ended
                                  March 31,                 March 31,
                             2007      2006           2007       2006
Electronics Segment
  Revenues                 $1,164,869  $2,157,634    $4,275,359  $5,091,912
  Operating Loss             (871,033)    (96,641)   (1,188,067)   (278,064)

Leisure and Recreation
 Segment
  Revenues                     5,976       13,236        31,665     169,597
  Operating Loss             (44,175)     (33,641)     (119,218)    (78,872)

Total
  Revenues                 1,170,845    2,170,870     4,307,024   5,261,509
  Operating Loss            (915,208)    (130,102)   (1,307,285)   (356,936)

Interest Expense                 (36)      (6,563)       (5,181)    (21,620)
Other Income                    1087        3,809         5,796      10,544
Income Tax Benefit/
      (Provision)                  0       14,612             0     (36,462)
                            ________    _________      ________    ________

  Net Loss                 $(914,157)   $(118,244)  $(1,306,670)  $(404,474)
                           =========    =========   ===========   =========

7.	Stock-Based Compensation Plans
------------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions of SFAS No. 123R in fiscal year 2006 (January 1, 2006) using a modified version of prospective application. The Company did not grant, modify, repurchase, or cancel any share based payment awards after the date of adoption of SFAS No. 123R. All awards granted prior to January 1, 2006 were fully vested prior to implementation of SFAS No. 123R. Therefore, there was no effect of adopting SFAS 123R in the Company's financial statements for the nine month period ended March 31, 2007 or in or in the nine month period ended March 31, 2006.

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

There were no options granted in fiscal 2006 or during the nine-months ended March, 2007. However, pro forma information regarding net income and earnings per share is required for fiscal year 2006 by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock option grants under the fair value method prescribed by that Statement.

The estimated fair value of the option grants are amortized to expense over the options' vesting period beginning January 1 of the following year, due to the timing of the grants. The Company's pro forma information for the three-months and nine-months ended March 31, 2006 is as follows:


                                                        Three-Months
                                                           Ended
                                                       March 31, 2006

Net loss, as reported                                     ($118,244)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                    2,232
                                                           ________

Pro forma net loss                                        ($120,476)
                                                          =========

Earnings per share:
Basic - as reported                                           ($.09)
                                                              =====
Basic - pro forma                                             ($.09)
                                                              =====

Diluted - as reported                                         ($.09)
                                                              =====
Diluted - pro forma                                           ($.09)
                                                              =====


                                                           Nine-Months
                                                              Ended
                                                          March 31, 2006

Net loss, as reported                                      ($404,474)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                         6,696
                                                           _________

Pro forma net loss                                         ($411,170)
                                                           =========

Earnings per share:
Basic - as reported                                           ($.30)
                                                               =====
Basic - pro forma                                             ($.30)
                                                               =====

Diluted - as reported                                         ($.30)
                                                               =====
Diluted - pro forma                                           ($.30)
                                                               =====


Note  8.   Capitalized Development Costs
-----------------------------------------
For several years, the Company has invested in research and development efforts to improve its 2kW generator product at the request of its customer, the United States Army. Initial efforts were at the Company's expense and certain of these development costs arising from the Company's early efforts to develop new technologies were capitalized and have appeared on the balance sheet as "Capitalized Development Costs". These Company-sponsored efforts were subsequently supplemented by two customer-funded research and development contracts with the U.S. Army. The Company has not capitalized any costs associated with the customer-funded contracts.

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

In late January 2007 the U.S. Army informed the Company that there had been a significant change in Army staff and priorities related to the 2kW Generator Program, and that there would be no further funding under the contract. A final extension was granted through March 31, 2007 to allow the Company to prepare and submit final reports and documents for the completion of the contract. As a result of this development regarding funding, the Company has written-off all of its capitalized development costs totaling $703,799 to cost of revenues in the quarter ended March 31, 2007.





THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------
The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-QSB, and with the audited financial statements, including the notes thereto, appearing in the Company's 2006 Form 10-K. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934.
All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1A (Risk Factors) of the Company's 2006 Form 10-K. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Recent Events
-------------
The Company's 2004 research and development contract with the U.S. Army, discussed below under "Electronics Segment", expired on March 31, 2007. As disclosed in the Company's Form 10Q-SB filed with the Securities and Exchange Commission on November 13, 2006, work on this contract (for the research and development of improvements to the Company's current 2kW diesel operated generator performed specifically at the request of the U.S. Army) continued into September 2006 when funding was substantially exhausted. In September 2006 the Company was granted an extension of the contract to allow work toward a contract modification incorporating additional funding and a limited amount of work was performed through December 2006 using most of the remaining funding from the contract. A second extension was granted in late December 2006 to allow the Company to continue to work toward obtaining a contract modification incorporating additional funding.
In late January 2007 the U.S. Army informed the Company that there had been a significant change in Army staff and priorities related to the 2kW Generator Program and there would be no further funding under the contract. A final extension was granted through March 31, 2007 to allow the Company to prepare and submit final reports and documents for the completion of the contract.
As a result of this development regarding funding, the Company has written-off all of its capitalized development costs totaling $703,799 to cost of revenues in the fiscal quarter ending March 31, 2007. See Note 8, Capitalized Development Costs of the Notes to the Condensed Financial Statements.

Operating Segments
------------------
The Company is organized into two operating segments on the basis of the types of products offered. Each segment is comprised of separate and distinct businesses: the Electronics segment - primarily business with the Department of Defense, and the Leisure and Recreation segment - primarily business with ski areas and resorts.

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

There are no intersegment sales.

Results of Operations
---------------------
The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating loss of each segment for the three- and nine-month periods ended March 31, 2007 and March 31, 2006 are set forth in Note 6 - Operating Segments of the Notes to the Condensed Financial Statements.

Information about the Company's operations in the two segments is set forth in Note 6 - Operating Segments of the Notes to the Condensed Financial Statements and is discussed in further detail below.

Revenues
--------
Revenues of $1,170,845 for the third quarter of fiscal year 2007(the three-month period ended March 31, 2007) were 46% lower than in the third quarter of fiscal year 2006 (the three-month period ended March 31, 2006) when revenues were $2,170,870. Revenues for the third quarter of fiscal year 2007 were lower in both the Electronics segment and the Leisure and Recreation segment when compared to the same period in fiscal year 2006.

For the nine-month period ended March 31, 2007, revenues totaled $4,307,024 which is 18% lower than total revenues of $5,261,509 for the nine-month period ended March 31, 2006. Revenues were lower in both the Electronics and Leisure and Recreation segments when compared to the same nine-month period ending March 31, 2006.

Electronics Segment
-------------------
In the Electronics segment, revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract.

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

Electronic product revenues accounted for 99% of total revenues for the third quarter of fiscal year 2007 and 2006, respectively.

Revenues in the Electronics segment for the three-month period ended March 31, 2007 were $992,765 lower when compared to the same period in 2006. This decrease in revenue is attributable to completion of the Company's research and development contract with the U.S. Army in the previous fiscal quarter, decreased production efforts under the Company's generator set production contract with the U.S. Army and a decrease in revenue from various orders for replacement parts and other short-term orders.

During the three-month period ended March 31, 2007, production efforts under the Company's contract to provide the Armed Forces with 2kW diesel operated generator sets provided approximately 62% of the Electronic segment revenues compared to approximately 64% of such revenues in the same period in 2006. The Company's research and development contracts did not provide any Electronics segment revenues during the three-month period ended March 31, 2007, versus approximately 8% of such revenues in the same period in 2006. Replacement parts and other short-term business provided approximately 38% of such revenues in the three-month period ended March 31, 2007, and approximately 28% of such revenues in the same period in 2006.

Revenues in the Electronics segment for the nine-month period ended March 31, 2007 were $816,553 lower when compared to the same period in 2006. This decrease in revenue is the result of decreased production efforts under the Company's generator set production contract with the U.S. Army and from a slight decrease in revenue from various orders for replacement parts and other short-term orders. Revenues resulting from the Company's research and development contracts described below were significantly lower in this nine-month period compared to the same period in 2006.

During the nine-month period ended March 31, 2007, production efforts under the Company's contract to provide the Armed Forces with 2kW diesel operated generator sets provided approximately 66% of the Electronic segment revenues compared to approximately 53% of such revenues in the same period in 2006. The Company's research and development contracts provided approximately 2% of Electronics segment revenues during the nine-month period ended March 31, 2007, versus approximately 19% of such revenues in the same period in 2006. Replacement parts and other short-term business provided approximately 32% of such revenues in the nine-month period ended March 31, 2007, and approximately 28% of such revenues in the same period in 2006.

During September 2003, the Company was awarded a "cost plus fixed fee" research and development contract in the amount of approximately $1,800,000. Work on this contract ended in September 2005. This contract was for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the U.S. Army for smaller, lighter, quieter models. It included efforts similar to those that the Company had previously invested in specifically at the request of the U.S. Army. There was no revenue from this contract in either the first or second quarters of fiscal year 2007. The Company realized revenue of approximately $146,000 from this contract during the first quarter of fiscal year 2006, when work was completed on this contract and there was no additional revenue in the second or third fiscal quarters.

During September 2004, the Company was awarded a second "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1,500,000 for work to be performed towards similar objectives. The Company did not realize any revenue from this contract during the three-month period ended March 31, 2007, compared with approximately $163,000 during the same period in 2006. During the nine-month period ended March 31, 2007 the Company recognized revenue of approximately $75,000 from this contract, compared with approximately $975,000 during the same period in 2006. This contract expired on March 31, 2007 and, in connection therewith, the Company has written-off all of its capitalized development costs. See "Recent Events" above.

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

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $3.1 million as of March 31, 2007. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal years 2007 and 2008 revenues.

As of March 31, 2006 the aggregate value of the Company's backlog of electronic products not previously recognized as revenue was approximately $4.0 million.

Leisure and Recreation Segment
------------------------------
In the Leisure and Recreation segment, revenues for the three-month period ended March 31, 2007 decreased by approximately $7,260 when compared to the same period in 2006. This is attributable to a decrease in the sale of repair and replacement parts for machinery previously sold and no longer under warranty.

During the nine-month period ended March 31, 2007, revenues decreased approximately $137,932 when compared to the same period in 2006. This decrease is attributable to both a lack of sales of finished snowmaking machines and a decrease in sales of repair and replacement parts for previously sold snowmaking machines.

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

Gross Loss
----------
As a result of writing off $703,799 of capitalized development costs to cost of revenues during the three-month period ended March 31, 2007 (see "Recent Events above),the Company is reporting a gross loss of $500,941 compared to a gross profit of $241,118 in the same three-month period last year.

Gross margin is the measure of gross profit as a percentage of revenues. It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. Primarily as a result of the write off of the Company's capitalized development costs, the Company had a negative gross margin of (43%) for the three-month period ended March 31, 2007 compared to a gross margin of 11% for the three-month period ended March 31, 2006.

The reduction in gross margin compared to the same period last year is primarily the result of the write-off of capitalized development costs, which was partially offset by a higher proportion of spare and replacement part sales as a percentage of total sales and lower fixed price revenue from generators and research and development activities.

For the nine-month period ended March 31, 2007, the Company had a gross loss of $198,373 compared to a gross profit of $676,981 for the nine-month period ended March 31, 2006.

For the nine-month period ended March 31, 2007, the Company had a negative gross margin of approximately (5%). For the nine-month period ended March 31, 2006, gross margin was approximately 13%.

Results for the first nine-months of fiscal year 2007 are due to several factors in addition to the effect of the write-off of capitalized development costs. First is a change in product mix as the Company engaged in significantly less customer funded research and development for the U.S. Army (see "Electronics Segment" above) than it had engaged in during the same period in fiscal year 2006, while realizing slightly greater revenue from the generator product line in the first nine-months of fiscal year 2007 compared to the same nine-months in fiscal year 2006. The reduction in customer funded research and development had the effect of shifting a greater proportion of overhead cost absorption to other product lines with contractually fixed selling prices, thereby reducing the gross margin generated by these other product line revenues when compared to the same period in fiscal year 2006.

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

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General and Administrative expense for the three-months ended March 31, 2007 were $414,267 or 35% of revenue. For the three-months ended March 31, 2006, Selling, General and Administrative expenses totaled $371,220 or 17% of revenue.

Selling, General and Administrative expense for the nine-months ended March 31, 2007 were $1,108,912 or 26% of revenue. For the nine-months ended March 31, 2006, Selling, General and Administrative expenses totaled $1,033,917 or 20% of revenue. Expenditures for the nine-month period ended March 31, 2007 were higher when compared with the same period in 2006 primarily due to higher legal and professional fees associated with the year end audit and filing of the Company's 2006 Form 10-K in the first fiscal quarter of 2007 and costs related to personnel changes.

Interest Expense
----------------
Interest expense for the three-months ended March 31, 2007 was $36 compared to $6,563 for the same period in 2006. This reduction in interest expense is due to the final payment of the Company's mortgage note in January 2007 as well as repayment of a $200,000 note payable to a related party prior to the end of fiscal year 2006.

Interest expense for the nine-months ended March 31, 2007 was $5,181 compared to $21,620 for the same period last year. This reduction in interest expense is attributed to principal reduction payments and final payment of the Company's mortgage note as well as repayment of a $200,000 note payable to a related party prior to the end of fiscal 2006.

Other Income - Net
-----------------
Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $1,087 for the three-months ended March 31, 2007 was comprised of interest income of $1,112, and miscellaneous expense of $25.

For the three-months ended March 31, 2006, other income of $3,809 was comprised of interest income of $4,412 and miscellaneous expense of $603.

Other income of $5,796 for the nine-months ended March 31, 2007 was comprised of interest income of $5,391, and miscellaneous income of $405.

For the nine-months ended March 31, 2006, other income of $10,544 was comprised of interest income of $12,670 and miscellaneous expense of $2,126.


Net Loss before income taxes
---------------------------
Net loss before income taxes for the three-month period ended March 31, 2007 was $914,157. For the same period in 2006 net loss before income taxes was $132,856.

Results for the third quarter of fiscal year 2007 decreased when compared to the same period in fiscal year 2006 primarily due to the write-off of capitalized development costs totaling $703,799 to cost of revenues (see "Recent Events" above). In addition to the effect of the write-off of capitalized development costs, the greater loss from operating activities in the third quarter of fiscal year 2007 compared to the same period in 2006 is primarily the result of substantially lower revenues during the quarter when compared to the same period last year.

Net loss before income taxes for the nine-month period ended March 31, 2007 was $1,306,670. For the same period in 2006 net loss before income taxes was $368,012.

As noted above results for the nine-month period ended March 31, 2007 decreased when compared to the same period in 2006 primarily due to the write-off of capitalized development costs and substantially lower revenues when compared to the same nine-month period last year.

Taxes on Income
---------------
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $712,000 and $402,000 of federal and state net operating loss carry forwards, respectively, expiring beginning in 2012. Of these amounts, approximately $439,000 and $78,000 of federal and state loss carry forwards, respectively, are the result of the net loss for the nine-month period ending March 31, 2007.

Liquidity and Capital Resources
-------------------------------
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various government contracts (based on cost incurred.) and a line of credit of $500,000. This line of credit expired on February 28, 2007. (For further discussion, see below under "Financing Activities".)

As of March 31, 2007 the Company had no material capital expenditure commitments. Management believes that the Company's current cash combined with progress payments will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At March 31, 2007, the Company's working capital was $2,441,156 compared to $2,946,071 at June 30, 2006.

The ratio of current assets to current liabilities was 5.53 to 1 at March 31, 2007 and 4.38 to 1 at June 30, 2006.

The following table is a summary of the Statements of Cash Flows in the Company's Condensed Financial Statements:

                                     Nine-months ended March 31,
                                         2007          2006

Net Cash provided by(used in)
  Operating activities                ($600,478)     ($210,934)
  Investing activities                 $(18,525)     ($126,830)
  Financing activities                 ($86,047)     ($115,955)



Operating Activities:
--------------------
Adjustments to reconcile net loss to net cash provided by operations are presented in the Statements of Cash Flows in the Company's Condensed Financial Statements.

Net cash used in operating activities for the nine-month period ended March 31, 2007 was comprised primarily of net loss before depreciation, an increase in contract costs and related estimated profits in excess of billings and decreases in accounts payable and accrued liabilities which were partly offset by decreases in inventories, accounts receivable and the write-off of capitalized development costs.

During the nine month period ended March 31, 2006, net cash used in operating activities was comprised primarily of net loss before depreciation and increases in accounts receivable, inventory and contract costs and related profits in excess of billings. These were partly offset by a decrease in deferred taxes and increases in accounts payable and accrued liabilities.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $68,652 of these costs during the nine-month period ended March 31, 2007. For the nine-month period ended March 31, 2006, the Company expensed $45,886 of research and development costs.

Investing Activities:
--------------------
During the nine-month period ended March 31, 2007, net cash of $18,525 was used in investing activities. This amount consisted of $17,462 used for capital expenditures, and $1,063 of deferred costs.

During the nine-month period ended March 31, 2006, investing activities used net cash of $126,830. Of this amount, $101,061 was used for capital expenditures and $25,769 was used by the Company for deferred costs.

Financing Activities:
--------------------
During the nine-month period ended March 31, 2007, net cash used in financing activities amounted to $86,047. This amount was used toward the repayment of the current portion of the Company's term loan as described further below.
As of March 31, 2007, the Company had no long-term debt and had repaid the term loan.

Net cash used in financing activities during the nine-month period ended March 31, 2006 amounted to $115,955. This amount was used toward the repayment of the long-term portion of the Company's term loan as described below.

On February 24, 2005, the Company and Sovereign Bank (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement") that replaced, and restructured the remaining balance due on, the Company's Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan was secured by a first lien on all of the Company's accounts receivable, machinery, equipment and other personal property (the "Collateral") and was subject to customary representations, covenants and default provisions in favor of the Bank. On January 22, 2007, the Company made the final installment payment on this term loan.

The Company also had a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate (8.25% as of December 31, 2006) plus 0.25 percent. Effective December 1, 2006, this line of credit agreement was renewed through February 28, 2007. In February 2007, the Bank advised the Company that the Bank would not further renew the line of credit. The Company is endeavoring to obtain a replacement credit facility from another lending institution.

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. The Company is continuing to actively pursue possible methods of monetizing 68 undeveloped and unused acres of this property, by its sale and/or development. This endeavor has become more complex with the implications of New Jersey's "Highlands Water Protection and Planning Act". Although the Act was passed in June of 2004, the specifics are still emerging. The Act identifies approximately 400,000 acres of New Jersey as The Highlands Preservation Area. Pursuant to the statute, this area has the most onerous restrictions on future development. The Company's property is in this area, and further development would not be permitted without a waiver or other relief from the State. The Company believes that there are strong reasons why its property should not be in the preservation area, and is attempting to affect a solution. The Company is currently awaiting the promulgation of final regulations to assess its course of action. Although final regulations were expected in February 2007, based on information from the State, they have been again delayed by the State and are now not expected until August 2007 at the earliest. Accordingly, no assurances can be given that these efforts will be successful or, if successful, the timing thereof.

Recent Pronouncements
---------------------
In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not own any financial instruments and does not expect this statement to have an effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits" ("SFAS 158").
SFAS 158 addresses the accounting for defined benefit pensions plans and other postretirement benefit plans ("plans"). Specifically, SFAS 158 requires companies to recognize an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders' equity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of this Statement on its financial statements.

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

In the near term, a return to profitability is the Company's primary objective. The Company's efforts to achieve this include exploring opportunities for piece and component manufacturing work and other short-term business that would utilize existing factory capacities and capabilities. Additionally, the Company is pursuing possible subcontracting relationships with other defense contractors that leverage the Company's current expertise and technology.

Critical Accounting Policies and Estimates
-------------------------------------------
The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, capitalized development costs, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, See Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company's 2006 Form 10-K.

ITEM 3.	Controls and Procedures
-----------------------------------
The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2007, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weakness in the Company's internal control over financial reporting described in the following paragraph.

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

					THE DEWEY ELECTRONICS CORPORATION



						/s/ John H.D. Dewey
Date:  May 15, 2007			John H.D. Dewey
						President and Chief Executive Officer



						/s/ Stephen P. Krill
Date:  May 15, 2007			Stephen P. Krill
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