Form 10KSB
period 2007-06-30
DEWEY ELECTRONICS CORP
filed 2007-09-28
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
--
|X|      ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
---      OF 1934

         For the fiscal year ended June 30, 2007.

--
| |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934

         For the transition period from            to         .

                          Commission file number 0-2892

                        THE DEWEY ELECTRONICS CORPORATION
                 (Name of small business issuer in its charter)

NEW YORK                                                      13-1803974
(State of Incorporation)                    (I.R.S. Employer Identification No.)

27 Muller Road, Oakland, New Jersey                           07436
(Address of principal executive offices)                      Zip Code

                                  201-337-4700
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                          Common stock, $.01 par value
                          ----------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [X]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [_] No [X].

State issuer's revenues for its most recent fiscal year: $5,426,655 for the fiscal year ended June 30, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,781,883 at September 18, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,031 shares of common stock, par value $.01 per share, at September 19, 2007.

                       Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                        THE DEWEY ELECTRONICS CORPORATION
                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     PART I

 1.    Description of Business                                                3

 2.    Description of Property                                                7

 3.    Legal Proceedings                                                      8

 4.    Submission of Matters to a Vote of Security Holders                    8


                                      PART II

 5.    Market for Common Equity and Related Stockholder
       Matters and Issuer Purchases of Equity Securities                      9

 6.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                   10

 7.    Financial Statements                                                  22

 8.    Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                                   39

 8A.   Controls and Procedures                                               39

 8B.   Other Information                                                     39


                                     PART III

 9.    Directors, Executive Officers and Corporate Governance; Compliance
       with Section 16(a) of the Exchange Act                                40

 10.   Executive Compensation                                                40

 11.   Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters                            40

 12.   Certain Relationships and Related Transactions
       and Director Independence                                             40

 13.   Exhibits                                                              40

 14.   Principal Accountant Fees and Services                                40

PART I


Item 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

The Electronics segment is comprised mostly of the 2kW generator product line, certain research and development sub-contracts, development contracts to design and produce a 3.5kW generator and to design a 3kW armored generator, and other various spare parts sales orders, more limited in scope and duration. The 2kW generator product line is provided to the various branches of the Armed Forces of the United States. Production is under a long-term contract as well as short-term orders for limited quantities. The Company also provides speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor. In past years, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997. Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through August 31, 2007 amount to approximately $24 million. Deliveries of orders currently in-house are scheduled to continue through fiscal year 2008. As with the initial contract mentioned above, this contract allows for the U.S. Army to place annual production orders and to place additional interim orders. However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

On September 28, 2004, the Company was awarded a "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1.5 million, for research and development of a lighter, quieter 2kW diesel generator. Work on this project continued through September 2006 when funding for the project was substantially exhausted. The contract expired on March 31, 2007. See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1-I, Capitalized Development Costs of the Notes to the Financial Statements for additional information regarding this contract and the Company's write-off of capitalized development costs to costs of revenue in the fiscal quarter ended March 31, 2007.

In March 2007, the Company was awarded three related research and development sub-contracts, in the amount of approximately $230,400 in the aggregate, to research and develop electronic controls for diesel fuel cell reformers. Work on these contracts is expected to extend until April 2008. No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

After the end of the 2007 fiscal year, in August 2007, the company received a new contract to design and produce an auxiliary power system (a 3.5kW 28 Volt DC generator) for the United States Marine Corps "Logistics Vehicle". This followed the receipt in July 2007 of a development contract to design and develop an armored 3kW 28 volt DC auxiliary power unit that can be mounted on the back of the USMC main battle tank, the Abrams M1A1. See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events for additional information regarding these contracts. No assurances can be made that the Company will receive any future production orders as a result of these development contracts or that the United States Government (the "Government") will award the Company any additional development contracts.

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

There are no intersegment sales.

The sales and operating profit of each segment and the identifiable assets attributed to each segment for the last two fiscal years ended June 30, 2007 and 2006 are set forth in Note 12 - Operating Segments of the Notes to the Financial Statements.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2007 and June 30, 2006, the Company expensed $108,844 and $66,791, respectively, of research and development costs. As discussed above, the Company and the U.S. Army entered into a research and development contract in fiscal year 2005. The costs incurred under this contract in fiscal years 2006 and 2007 were billed to the customer.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental compliance.

As of August 31, 2007 the Company had a work force of 29 employees, all of whom were fulltime employees of the Company. As of August 31, 2006 there were 34 employees, all of whom were fulltime employees of the Company. Fluctuations in the work force during the year sometimes result from the uneven delivery requirements of the Department of Defense as well as the seasonal nature of the Leisure and Recreation segment of business.

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

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract. As of the filing of this Annual Report, the Company's principal suppliers are: Martin Diesel, Baldor Electronics and the Crompton Instruments Division of Tyco Electronics Corporation. The Company has occasionally experienced some temporary delays in the receipt of raw materials in the past. Such delays have not had a material adverse effect on operations of this segment; however, the Company cannot provide any assurances that future delays, if any, will not have a material adverse effect.

Reference is made to Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this segment.

LEISURE AND RECREATION SEGMENT
------------------------------

Snowmaking equipment is sold to ski areas as original equipment or as replacements for existing equipment. Most snowmaking equipment is paid for in full at the time of delivery to the customer. In other cases, such equipment is sold under a sales contract that provides for a substantial down payment and retention of a security interest in the equipment until full payment is received. The Company has not experienced any losses due to resale of the equipment following default by customers. The Company services the equipment at the purchaser's expense after a warranty period that typically expires at the end of the snowmaking season in which the sale occurs.

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

After the end of fiscal year 2006, management completed a strategic review of the spare parts business. As a result, for the fourth quarter of fiscal year 2006, the Company recorded an adjustment of $299,596 against inventory related to spares for old models of snowmakers. See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Leisure and Recreation for additional information.

While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations of this segment.

Reference is made to Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this segment.

OPERATIONAL RISKS
-----------------

You should carefully consider the information described below, together with all of the other information included in this Annual Report. The following operational risks and uncertainties are not the only ones we face, however, they are the ones our management believes are material. If any of the following risks actually materialize, our business, financial condition or results of operations could be harmed. This Annual Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties such as those listed below and elsewhere in this Annual Report, which, among others, should be considered in evaluating our future performance.

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

Historically, our revenues from our Government defense business have been dependent upon single programs. Currently, our primary program is with the U.S. Army to provide diesel operated generator sets. On September 7, 2001, we were awarded a ten year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense agencies with 2kW diesel operated generator sets. The amount of orders received under this contract is approximately $24 million through August 31, 2007. Our generator set contract with the U.S. Army allows the U.S. Army to place additional orders; however, we cannot give any assurances that the U.S. Army will do so, or if there are additional orders, the amount and timing of the orders. In addition, we experienced inflationary pressures from some suppliers in each of fiscal year 2007 and fiscal year 2006 and cannot give any assurances that the Government will agree to a price increase under the contract that would be equitable to the Company.

We continue to explore additional sources of revenue to reduce our dependence on the 2kW program, but cannot give any assurances that these efforts will be successful or, if successful, when they will be achieved. See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Company Strategy for additional information regarding Company strategy.

Supplier Concentration Risks
----------------------------

The Company is primarily dependent on three vendors to supply qualified components for its 2kW generator products. During fiscal year 2007, two of these suppliers accounted for 29.2% and 18.6% of material purchases, respectively. See
Note 1-B of the Notes to Financial Statements. We purchase these components pursuant to purchase orders and do not have long-term contracts with any of these vendors. While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations of the Electronics segment. However, we cannot give any assurances that these three sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

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

After the end of fiscal year 2006, management completed a strategic review of the spare parts business. As a result, for the fourth quarter of fiscal year 2006, the Company recorded an adjustment against inventory related to spare parts for old models of snow makers. Starting in January 2007, the Company has focused on customers using the most recent model line, the Snowcub. The Company will continue to actively market and support the Snowcub model line and has ceased to support past models. Reference is made to Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Leisure and Recreation for additional information.

Despite the inherent risks and uncertainties of investing in inventory, management believes that the existing investments in Snowcub related inventory and the elimination of spare parts inventory for older models described above are important to the Company's business and future growth.

Item 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's 49,200 square foot facility at 27 Muller Road, Oakland, New Jersey, located on 90 acres of land owned by the Company, was constructed in 1981. This facility houses executive offices and manufacturing operations and is used primarily for the Electronics segment of business. Approximately 90% of this facility is being utilized for production (one shift), staging and storage. There are no encumbrances on the building or property.

Item 3.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal or environmental proceedings against or in favor of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------------------

The Company's common stock is traded over-the-counter under the symbol
"DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

                                        Quarterly Common Stock Price Range
                                        ----------------------------------

                                    Fiscal Year 2007         Fiscal Year 2006
                                    ----------------         ----------------

                                    High         Low         High         Low
                                    ----         ---         ----         ---
         1st Quarter                3.99         3.49        6.00        3.60
         -----------
         2nd Quarter                3.49         3.05        4.75        3.19
         -----------
         3rd Quarter                3.40         2.85        4.35        3.80
         -----------
         4th Quarter                3.15         2.75        4.50        3.75
         -----------


Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2007 and 2006. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 19, 2007 was 422.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The following discussion should be read in conjunction with the Company's Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and specifically, the factors discussed below under "Company Strategy" and in Item 1 above (Description of Business - Operational Risks). Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating profit of each segment and the identifiable assets attributed to each segment for the last two fiscal years ended June 30, 2007, are set forth in Note 12 - Operating Segments of the Notes to the Financial Statements.

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

Revenues
--------

Revenues in fiscal year 2007 were 26% lower than fiscal year 2006. Revenues in 2007 were lower in both the Electronics segment and in the Leisure and Recreation segment than in fiscal year 2006. Information about the Company's operations in the two segments is set forth in Note 12 - Operating Segments of the Notes to the Financial Statements and is discussed in further detail below.

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

Electronic product revenues of $ 5,391,265 and $7,164,083 accounted for more than 99% of total revenues in fiscal year 2007 and 98% of total revenues in fiscal year 2006, respectively.

Revenues in the Electronics segment in fiscal year 2007 were $1,772,818 lower when compared to fiscal year 2006.

In fiscal year 2007, the Company experienced decreased revenues in this segment compared to fiscal year 2006 due to decreased production efforts under the Company's generator set production contract that were partly offset by an increase in various orders for replacement parts and other short-term orders. Revenues resulting from the Company's research and development contract described below were lower this year compared to last year due to completion of work during the first quarter of fiscal year 2007.

In fiscal year 2007, production efforts under the Company's contract to provide the Armed Forces with 2kW diesel operated generator sets provided approximately 60% of the Electronic segment revenues compared to approximately 59% in fiscal year 2006. The Company's research and development contracts provided approximately 1% of Electronics segment revenues in 2007,and approximately 13% of such revenues in fiscal year 2006. Replacement parts and other short-term business provided approximately 39% of such revenues in fiscal year 2007 and approximately 28% of such revenues in fiscal year 2006.

During September 2003, the Company was awarded a "cost plus fixed fee" research and development contract in the amount of approximately $1.8 million. Work on this contract ended in September 2005. This contract was for the research and development of improvements to the current 2kW diesel operated generator set specifically at the request of the U.S. Army for lighter, quieter models. The Company recorded no revenue and no costs as a result of this contract during fiscal 2007. The Company earned approximately $0.2 million from this contract during fiscal year 2006. It incurred direct costs of approximately $0.1 million under this contract during fiscal year 2006, which were billed to the customer.

During September 2004, the Company was awarded a second "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1.5 million, for work to be performed towards similar objectives. Work on this contract continued through September 2006. As a result of efforts towards this project, the Company earned approximately $0.1 million during fiscal year 2007 and approximately $0.9 million during fiscal year 2006. It incurred direct costs of approximately $0.1 million during fiscal year 2007 and approximately $0.7 million during fiscal 2006, which were billed to the customer. For additional information, see Item 1 - Description of Business above.

The Company's 2004 research and development contract with the U.S. Army expired on March 31, 2007. As disclosed in the Company's Form 10Q-SB filed with the Securities and Exchange Commission on November 13, 2006, work on this contract (for the research and development of improvements to the Company's current 2kW diesel operated generator performed specifically at the request of the U.S.
Army) continued into September 2006 when funding was substantially exhausted. In September 2006 the

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

In late January 2007 the U.S. Army informed the Company that there had been a significant change in Army staff and priorities related to the 2kW Generator Program and there would be no further funding under the contract. A final extension was granted through March 31, 2007 to allow the Company to prepare and submit final reports and documents for the completion of the contract. As a result of this development regarding funding, the Company has written-off all of its capitalized development costs totaling $703,799 to costs of revenue in the fiscal quarter ended March 31, 2007. See Note 1-I, Capitalized Development Costs, of the Notes to Financial Statements.

In March 2007, the Company was awarded three related research and development sub-contracts, in the amount of approximately $230,400 in the aggregate, to research and develop electronic controls for diesel fuel cell reformers. Work on these contracts is expected to extend until April 2008. No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage-of-completion method of accounting to record revenues on certain long-term contracts, material costs have an impact upon recorded revenues (see Note 1-A, Revenue Recognition of the Notes to Financial Statements).

The aggregate value of the Company's backlog of electronic products was $4.8 million on June 30, 2007 and $3.3 million on June 30, 2006. It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2008 revenues.

Leisure and Recreation Segment
------------------------------

In the Leisure and Recreation segment, revenues of $35,390 in fiscal year 2007 decreased by approximately $135,415 when compared to fiscal year 2006. This is the result of no snowmaking machine sales in 2007 and a decrease in the sale of repair and replacement parts for machinery previously sold and no longer under warranty. There were no export sales of snowmaking machines during the last two fiscal years.

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

After the end of fiscal year 2006, management completed a review of the spare parts business. Since introducing the H-2d snowmaker in 1971 the Company has maintained the capacity to support all past models of snowmaking machines that are still in use. However, starting in January 2007, the Company has focused on customers using the most recent model line, the Snowcub. The Company will continue to actively market and support the Snowcub model line and has ceased to support past models.

Gross Profit/(Loss)
-------------------

As a result of writing off $703,799 of capitalized development costs to cost of revenues the Company is reporting a gross loss of $107,324 for fiscal 2007 compared to a gross profit of $838,302 for fiscal 2006.

Gross margin is the measure of gross profit as a percentage of revenues. It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. Primarily as a result of the write-off of the Company's capitalized development costs, the Company had a negative gross margin of (2%) for fiscal year 2007 compared to a gross margin of 11% for fiscal 2006.

Results for fiscal year 2007 were also impacted by several factors in addition to the effect of the write-off of capitalized development costs. First is a change in product mix as the Company engaged in significantly less customer funded research and development for the U.S. Army (see "Electronics Segment" above) than it had engaged in during fiscal year 2006. The reduction in customer funded research and development had the effect of shifting a greater proportion of overhead cost absorption to other product lines with contractually fixed selling prices, thereby reducing the gross margin generated by these other product line revenues when compared to the same period in fiscal year 2006.

The second factor was an increase in costs related to metals, transportation and foreign sourced components for the 2kw generator set product line. The Company's 10-year indefinite delivery, indefinite quantity prime contract for generator sets with the U.S. Army, awarded in 2001, allows for a small annual increase in selling price. Gross profit has been reduced as a result of costs increasing faster than the selling price. The Company is in communication with the Government and is preparing for a formal request for pricing modification under the contract. This formal request is a labor intensive process and no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

In the last quarter of fiscal year 2006 the Company instituted price increases for future delivery of generators sold separately from the prime contract. Delivery on these orders began in the second quarter of fiscal year 2007, however since the number of such generators is relatively small, the Company did not realize a significant change in gross margin as a result of this price increase.

The revenues and operating profit of each segment and the identifiable assets attributed to each segment for the last two fiscal years ended June 30, 2007 and 2006 are set forth in Note 12 - Operating Segments of the Notes to the Financial Statements.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, General and Administrative Expenses for fiscal 2007 were $1,574,587 or 29% of revenue compared to $1,345,757 or 18% of revenue in fiscal 2006. Expenditures for fiscal 2007 were higher than fiscal 2006 primarily due to higher legal and professional fees associated with the year-end audit and filing of the Company's Form 10-K for fiscal 2006, costs related to personnel changes, and increased Company sponsored new product development efforts.

Interest Expense
----------------

Interest expense was $4,969 for fiscal 2007 compared to $30,527 in fiscal 2006. This reduction in interest expense is attributed to final payment of the Company's term loan note in January of 2007 and the repayment of a demand note at the end of fiscal 2006.

Other Income - Net
------------------

Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $4,670 for fiscal year 2007 was comprised of interest income of $6,302, and the net expense of miscellaneous items and fees of $1,632.

In fiscal year 2006, other income of $10,977 was comprised of interest income of $18,047, and the net expense of miscellaneous items and fees of $3,856 and the loss on the sale on assets of $3,214.

Net Loss before income taxes
----------------------------

Net loss before income taxes for fiscal year 2007 was $1,682,209. For the year ended June 30, 2006 net loss before income taxes was $527,005.

Fiscal year 2007 results decreased primarily due to the write-off capitalized development costs of $703,799 and a change in product mix as the Company has engaged in less customer funded research and development for the U.S. Army (see "Electronics Segment" above) which had the effect of shifting a higher proportion of overhead costs to other product lines thereby reducing their profitability, and a reduction in demand for the Company's 2kW generator product.

Income Taxes
------------

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carry-forwards.

A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that these amounts will not be realized.

The income tax liability for fiscal year 2007 was at an effective net tax rate of 0.00%. The income tax liability was at an effective net tax rate of approximately 6.92% for fiscal year 2006, the result of a valuation allowance against deferred taxes from prior fiscal years.

Inflation
---------

Historically, inflation and price changes have not had a material effect on net sales and revenues and on income from continuing operations. Management does not believe that inflation and price changes in fiscal year 2007 had a material effect on net sales and revenues. However, in fiscal year 2006, the 2kW generator set business experienced increased costs related to metals, transportation and foreign sourced components. The 10-year prime contract for the generator sets with the Government, awarded in 2001, allows for a small annual increase in selling price. Profits have been reduced as a result of costs increasing faster than the selling price.

In the last quarter of fiscal year 2006 the Company instituted price increases for future delivery of generators sold separately from the prime contract. The first sales of generators at the new price were made in fiscal year 2007. The Company is in communication with the Government and is preparing for a formal request for pricing modification under the prime contract. This formal request is a labor intensive process and no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000. This line of credit expired on February 28, 2007. (For further discussion, see below under "Financing Activities".) Starting in fiscal year 2008 the Company has changed the way it progress bills on new contracts. The Company now attempts to negotiate payment based on achievement of milestones rather than relying on demonstration of incurred costs. This approach is expected to result in the Company receiving payment at or before the time it must pay its vendors. The two new contracts received early in fiscal year 2008 (see "Recent Events" below) have been structured this way and the Company intends to continue this approach where practical.

As of June 30, 2007 the Company had no material capital expenditure commitments. Management believes that the Company's current cash combined with progress payments will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At June 30, 2007, the Company's working capital was $2,074,454 compared to $2,946,071 at June 30, 2006.

The ratio of current assets to current liabilities was 3.92 to 1 at June 30, 2007 and 4.38 to 1 at June 30, 2006.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                                 Years ended June 30,
                                                 2007              2006
Net Cash Provided by (used in)
  Operating activities                       $(538,393)         $ 232,547
  Investing activities                        ( 18,723)         (192,767)
  Financing activities                        ( 86,047)         (354,606)


Operating Activities:
---------------------

Adjustments to reconcile net loss to net cash provided by operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash used in operating activities in fiscal year 2007 was comprised primarily of net loss before depreciation and amortization. Decreases in inventories, prepaid expenses, contract costs and estimated related profits in excess of applicable billings were partly offset by an increase in accounts receivable. A decrease in accounts payable was partly offset by increases in accrued expenses and accrued pension costs.

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

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $108,844 of these costs during fiscal year 2007 and $66,791 of these costs during fiscal year 2006.

Investing Activities:
---------------------

During fiscal year 2007, net cash of $18,723 was used in investing activities. This amount consisted of $17,659 used for capital expenditures, principally for the completion of a replacement testing device, and $1,064 that was expended for costs related to efforts incurred to pursue methods of monetizing the undeveloped and unused portion of land.

During fiscal year 2006, net cash of $192,767 was used in investing activities. This amount consisted of $164,466 used for capital expenditures, principally for the acquisition and implementation of a computerized business system, and $28,651 that was expended for costs related to efforts incurred to pursue methods of monetizing the undeveloped and unused portion of land. The Company realized $350 from the sale of an asset.

Financing Activities:
---------------------

During fiscal year 2007, net cash used in financing activities amounted to $86,047 which was used to pay off the Company's term loan described below. As of June 30, 2007 the Company had no long-term debt.

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

The Company also had a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate (8.25% as of December 31, 2006) plus 0.25 percent. In February 2007, the Bank advised the Company that the Bank would not further renew the line of credit. This line of credit is currently not vital for the Company; however the Company is endeavoring to obtain a replacement credit facility from another lending institution.

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

However, since the Act was passed in June of 2004, the State has repeatedly delayed promulgation of final regulations. Originally expected in 2005, based on information from the State, they have again been delayed by the State and are not now expected until late 2007 at the earliest. Accordingly, no assurances can be given that the Company's efforts will be successful or if successful, the timing thereof.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits" ("SFAS 158"). SFAS 158 addresses the accounting for defined benefit pensions plans and other postretirement benefit plans ("plans"). Specifically, SFAS 158 requires companies to recognize an asset for a plan's over-funded status or a liability for a plan's under-funded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders' equity. The Company has adopted SFAS 158 and has recorded a liability on its balance sheet as of June 30, 2007 as a result of under-funding of the Company's pension plan.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No.109 ("gFIN 48"h) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise"fs financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. The Company has completed its initial evaluation of the impact of the July 1, 2007 adoption of FIN 48 and determined that such adoption will not have a material impact on its financial statements.

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

In response to the U.S. Army's change in priorities regarding the 2kW Generator Program (see "Electronics Segment" above) management has re-evaluated its approach to the second and third strategic objectives described above. Rather than continuing to develop new internal technologies, the Company is now attempting to capitalize on its previous investments in technology in its efforts to obtain business in related military power markets and to expand into related military product categories.

The two new auxiliary power unit contracts described under "Recent Events" below are examples of the second strategic objective, expanding into related power markets, utilizing the Company's core expertise in light weight air cooled diesel engine power generation. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under three related customer funded research and development sub-contracts where the Company will design and prototype electronic controls for diesel fuel cell systems (See "Electronics Segment" above).

In the near term, a return to profitability is the Company's primary objective. The two new development contracts, and the customer-funded research and development sub-contracts, described above contribute to this goal. At present the Company is not actively pursuing opportunities for piece and component manufacturing work and other short-term business that would utilize existing factory capacities and capabilities as discussed in its Form 10-QSB for the period ending March 31, 2007, due to the lack of excess capacity in the Company's factory. However the Company may consider pursuing such opportunities in the future. The Company is continuing to pursue possible sub-contracting relationships with other companies and defense contractors that leverage the Company's current expertise and technology.

Critical Accounting Policies and Estimates
------------------------------------------

The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Our significant accounting policies are described in the Notes to the Financial Statements contained herein. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, inventory valuation, and valuation of deferred tax assets and liabilities.

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

The Company has a defined benefit pension plan covering substantially all of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87 - "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company's disclosures about its pension plan are made in accordance with SFAS 132R (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132" and FASB Statement No. 158 "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rules require disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. FASB 158 requires companies to record a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefits on their balance sheet at their fiscal year-end and in the year of adoption, to show separately in the Notes to the Financial Statements the effect of adopting the provisions of FAS 158. Accordingly, the required information for the Company's pension plan is included in the Notes to the Financial Statements.

The Company has assumed, based upon high quality corporate bond yields, AA rated or higher, that its assumed discount rate will be 6.25% in 2007, the same as its assumed discount rate in 2006. The Company's management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan's assumed long-term rate of return. The assumed long-term rate of return of 7.5% on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Since the value of the Company's pension assets at fiscal year-end 2007 was less than the accumulated pension benefit obligation, the Company recorded $18,448 as a non-cash adjustment to other comprehensive loss in stockholders equity and increased its long-term pension liability by $18,448. In fiscal year 2006, the Company recorded $198,691 as a non-cash adjustment to other comprehensive loss in stockholders' equity and decreased its long-term pension liability by $198,691. These changes to equity did not affect net income and are recorded net of deferred taxes. See Note 8 of the Notes to Financial Statements for additional pension disclosures.

The Company had capitalized certain development costs for efforts to improve and enhance the 2kW generator set product line. These efforts involved, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts included the development of a product, which was in accordance with then current customer requests and future requirements. Company efforts were to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviewed these capitalized costs on a regular basis, to assess future recoverability through the existing contracts to which such costs relate, and expenses such costs, if any, to the extent they are not deemed recoverable. As a result of developments regarding funding, as discussed above in "Electronics Segment", the Company has written-off all of its capitalized development costs totaling $703,799 to cost of revenues in the fiscal quarter ending March 31, 2007. As of June 30, 2007 the Company has no capitalized development costs. On June 30, 2006 the Company had $703,799 of capitalized development costs.

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

The Company reviews the carrying costs of its inventories and assess whether the carrying costs of inventory items are likely to be recoverable. At the end of the third quarter of fiscal year 2007 and again at the end of the fiscal year the Company evaluated the market for its Snowcub snowmaking machines and recorded a reduction in carrying value of its finished snowmaking machines aggregating $28,713. At the end of fiscal 2007 in connection with its annual physical inventory the Company identified specific items in its Electronics segment inventory for which orders are uncertain and recorded a reduction in carrying value of $15,548 for those items.

After the end of fiscal year 2006, management completed a strategic review of the HEDCO spare parts business. As a result, for the fourth quarter of fiscal year 2006, the Company recorded an adjustment against inventory of $299,596 based on specific identification and related to spare parts for old models of snow makers. The parts were disposed of during fiscal 2007.

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

Recent Events

After the end of the 2007 fiscal year, on August 16, 2007 the Company announced the receipt of a new contract to provide auxiliary power systems for the United States Marine Corps (USMC) `Logistic Vehicle'. This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government's option. The initial delivery order for the Logistic Vehicle Power System (LVPS), valued at approximately $2.3 million, has been received with an accelerated delivery of 150 days. Work under current delivery orders is expected to continue through December 2007. The LVPS is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices. It is based on the Company's existing 2 kilowatt military tactical generator.

The LVPS production award follows the recent receipt of another contract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit than can be mounted on the back of the USMC main battle tank, the Abrams M1A1. This development contract, for $646,400, was awarded by the USMC Tank Program Office, also in Quantico, VA, through a sub-contract administered by CACI, Eatontown, NJ, and has the possibility of a follow-on production contract. Work on this contract is expected to continue into the quarter ending March 31, 2008. No assurance can be made that the Company will receive any future production order as a result of this contract or that the Government will award the Company any additional development contracts.

Item 7.  FINANCIAL STATEMENTS
-----------------------------
         Index to Financial Statements
         -----------------------------


                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                   23

Financial Statements:

         Balance Sheets, June 30, 2007 and 2006                           24

         Statements of Operations, Years Ended June 30, 2007,
         and 2006                                                         25

         Statements of Stockholders' Equity and Comprehensive
         Income/Loss, Years Ended June 30, 2007 and 2006                  26

         Statements of Cash Flows, Years Ended June 30, 2007,
         and 2006                                                         27

         Notes to the Financial Statements                                28


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the "Company") as of June 30, 2007 and 2006, and the related statements of operations, stockholders' equity and comprehensive income/loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

As discussed in Note 8 to the financial statements, the Company adopted the provisions of FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans".

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Amper, Politziner & Mattia, P.C.
September 26, 2007
New York, New York

The Dewey Electronics Corporation
Balance Sheets


                                                                                             June 30,
ASSETS:                                                                                   2007           2006
                                                                                          ----           ----
CURRENT ASSETS:
Cash and cash equivalents                                                          $   432,337    $ 1,075,500
Accounts receivable, net of allowance for doubtful accounts of $3,981 and $6,181       922,627        526,730
Inventories                                                                            701,425      1,106,689
Contract costs and related estimated profits in excess of billings                     581,619        932,411
Prepaid expenses and other current assets                                              147,686        176,057
                                                                                   -----------    -----------

TOTAL CURRENT ASSETS                                                                 2,785,694      3,817,387
                                                                                   -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                                                                  651,015        651,015
Building and improvements                                                            1,885,653      1,885,653
Machinery and equipment                                                              3,091,584      3,073,925
Furniture and fixtures                                                                 205,539        205,539
                                                                                   -----------    -----------
                                                                                     5,833,791      5,816,132
Less accumulated depreciation                                                       (4,776,078)    (4,650,562)
                                                                                   -----------    -----------
                                                                                     1,057,713      1,165,570


CAPITALIZED DEVELOPMENT COSTS                                                               --        703,799

DEFERRED COSTS                                                                          75,095         74,031
                                                                                   -----------    -----------

TOTAL OTHER ASSETS                                                                      75,095        777,830
                                                                                   -----------    -----------

TOTAL ASSETS                                                                       $ 3,918,502    $ 5,760,787
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Note payable                                                                       $        --    $    86,047
Trade accounts payable                                                                 253,908        358,427
Accrued expenses and other liabilities                                                 201,910        212,349
Accrued compensation and benefits payable                                              151,769        156,550
Accrued pension costs                                                                  103,653         57,943
                                                                                   -----------    -----------

TOTAL CURRENT LIABILITIES                                                              711,240        871,316

LONG-TERM PENSION LIABILITY                                                            261,545        243,097
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and                     --             --
outstanding-none
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares
issued and 1,362,031 shares outstanding at June 30, 2007 and 2006                       16,934         16,934
Additional paid-in capital                                                           2,815,245      2,815,245
Retained earnings                                                                      703,348      2,385,557
Accumulated other comprehensive loss                                                  (102,782)       (84,334)
                                                                                   -----------    -----------
                                                                                     3,432,745      5,133,402
Less: Treasury stock, 331,366 shares at June 30, 2007 and 2006 at cost                (487,028)      (487,028)
                                                                                   -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                           2,945,717      4,646,374
                                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 3,918,502    $ 5,760,787
                                                                                   ===========    ===========

See notes to the financial statements.

The Dewey Electronics Corporation
Statements of Operations

Years Ended June 30,

                                                      2007           2006
                                                      ----           ----

Revenues                                       $ 5,426,655    $ 7,334,888

Cost of revenues                                 5,533,979      6,496,586
                                               -----------    -----------

Gross (loss)/ profit                              (107,324)       838,302

Selling, general and administrative expenses     1,574,587      1,345,757
                                               -----------    -----------

Operating loss                                  (1,681,911)      (507,455)

Interest expense                                    (4,969)       (30,527)

Other income - net                                   4,671         10,977
                                               -----------    -----------

Loss before income tax benefit                  (1,682,209)      (527,005)
                                               ===========    ===========

Provision for Income Tax                                (0)       (36,462)
                                               -----------    -----------

NET LOSS                                       $(1,682,209)   $  (563,467)

NET LOSS PER COMMON SHARE - BASIC              $     (1.24)   $     (0.41)
NET LOSS PER COMMON SHARE - DILUTED            $     (1.24)   $     (0.41)

Weighted Average Shares Outstanding
  Basic                                          1,362,031      1,362,031
  Diluted                                        1,362,031      1,362,031
See notes to the financial statements.

The Dewey Electronics Corporation


Statements of Stockholder's Equity and Comprehensive Income/Loss
Years ended June 30, 2007 and 2006.

                                                                               Accumulated
                                                     Additional                   Other            Treasury stock          Total
                              Common       Stock      Paid-in      Retained   Comprehensive           at cost          Stockholders
                              Shares      Amount      Capital      Earnings        loss         Shares       Amount       Equity
                              ------      ------      -------      --------        ----         ------       ------       ------
Balance, June 30, 2005      1,693,397   $   16,934  $ 2,815,245  $ 2,949,024   $  (283,025)      331,366  $  (487,028)  $ 5,011,150
Net loss                           --           --           --     (563,467)           --            --           --      (563,467)

Other comprehensive loss
net of tax:
Minimum pension liability
Adjustment                         --           --           --           --       198,691            --           --       198,691
                                                                                                                        -----------
Comprehensive Loss           (364,776)
                                                                                                                        -----------

Balance, June 30, 2006      1,693,397       16,934    2,815,245    2,385,557       (84,334)      331,366     (487,028)    4,646,374
Net Loss                           --           --           --   (1,682,209)           --            --           --    (1,682,209)

Other comprehensive loss
net of tax:
Minimum pension liability
Adjustment                         --           --           --           --       (18,448)           --           --       (18,448)
                                                                                                                        -----------
Comprehensive Loss                                                                                                       (1,700,657)
                                                                                                                        -----------

Balance, June 30, 2007      1,693,397   $   16,934  $ 2,815,245  $   703,348   $  (102,782)      331,366  $  (487,028)  $ 2,945,717
                           ==========   ==========  ===========  ===========   ===========   ===========  ===========   ===========

See notes to financial statements

The Dewey Electronics Corporation
Statements of Cash Flows
Years ended June 30,

                                                                         2007           2006
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(1,682,209)   $  (563,467)
                                                                  -----------    -----------
Adjustments to reconcile net loss to net
cash (used in)/provided by operating activities:
  Depreciation                                                        125,516        116,212
  Impairment of capitalized development costs                         703,799             --
  Loss on sale of assets                                                   --          3,214
  Deferred income tax provision                                            --         51,074
  Provision for inventory reserve                                      44,260        299,596
  (Decrease)/Increase in allowance for doubtful accounts               (2,200)         6,181
  (Increase)/Decrease in accounts receivable                         (393,697)       223,304
  Decrease/(Increase) in inventories                                  361,004         (8,179)
  Decrease/(Increase) in contract costs and related estimated
    profits in excess of applicable billings                          350,792       (159,904)
  Decrease in prepaid expenses and other current assets                28,371         57,920
  (Decrease) in accounts payable                                     (104,519)       (40,086)
  (Decrease)/Increase in accrued expenses and other liabilities       (15,220)       193,600
  Increase in pension costs accrued                                    45,710         53,082
                                                                  -----------    -----------

Total adjustments                                                   1,143,816        796,014
                                                                  -----------    -----------

Net cash (used in)/provided by operating activities                  (538,393)       232,547
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment                        (17,659)      (164,466)
Deferred cost                                                          (1,064)       (28,651)
Proceeds from sale of assets                                               --            350
                                                                  -----------    -----------
Net cash used in investing activities                                 (18,723)      (192,767)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment - note payable related party                                       --       (200,000)
Payment - term loan                                                   (86,047)      (154,606)
                                                                  -----------    -----------

Net cash used in financing activities                                 (86,047)      (354,606)
                                                                  -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (643,163)      (314,826)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      1,075,500      1,390,326
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   432,337    $ 1,075,500
                                                                  -----------    -----------


Interest paid                                                     $     4,969    $    30,527
Interest received                                                       6,302         18,046
Corporate income taxes (refunded)                                          --        (33,509)


See notes to the financial statements.

The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2007 and, 2006
--------------------------------------------------------------------------------

1.  Business and Summary of Significant Accounting Policies
-----------------------------------------------------------

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

B.  Concentration Risks

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable. The Company maintains accounts with financial institutions which exceed the federally insured maximum of $100,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions. The Company's accounts receivable are principally with agencies of the United States Department of Defense. These agencies accounted for 92.2% of the Company's accounts receivable as of June 30, 2007.

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

Supplier Concentration Risks
----------------------------

The Company is primarily dependant on three vendors to supply qualified components for its 2kw generator products. During fiscal year 2007 two of these suppliers accounted for 29.2% and 18.6% of material purchases, respectively. These same suppliers accounted for 32.4% and 23.4% of material purchases in fiscal year 2006. No other supplier accounted for more than 10% of material purchases in fiscal years 2007 or 2006.

Customer Concentration Risks
----------------------------

The Company derives most of its revenues through contracts with various agencies of the Department of Defense including a long-term contract to supply portable electric generators, research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company. In fiscal year 2007, the various agencies of the Department of Defense accounted for approximately 83.6% of Company revenue. In fiscal year 2006 the percentage was 80.7%. No other customer accounted for more than 10% of the Company's revenues in fiscal years 2007 or 2006.

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

I.  Capitalized Development Costs

For several years, the Company had invested in research and development efforts to improve its 2kW generator product at the request of its customer, the United States Army. Initial efforts were at the Company's expense and certain of these development costs arising from the Company's early efforts to develop new technologies were capitalized and have appeared on the balance sheet as "Capitalized Development Costs". These Company-sponsored efforts were subsequently supplemented by two customer-funded research and development contracts with the U.S. Army. The Company has not capitalized any costs associated with the customer-funded contracts.

Work under the first of the Company's customer-funded research and development contracts with the U.S. Army ended in September of 2005. Work under the second contract continued into September of 2006 when funding was substantially exhausted. In September 2006, the Company was granted an extension of the contract to allow work toward a contract modification incorporating additional funding. A limited amount of work was performed through December 2006 using most of the remaining funding from the contract. A second extension was granted in late December 2006 to allow the Company to continue to work toward obtaining a contract modification incorporating additional funding.

In late January 2007 the U.S. Army informed the Company that there had been a significant change in Army staff and priorities related to the 2kW Generator Program, and that there would be no further funding under the contract. A final extension was granted through March 31, 2007 to allow the Company to prepare and submit final reports and documents for the completion of the contract. As a result of this development regarding funding, the Company has written-off all of its capitalized development costs totaling $703,799 to cost of revenues in the quarter ended March 31, 2007. On June 30, 2006 the Company had $703,799 of capitalized development costs.

The Company licenses certain technology rights under an agreement with a vendor for which it has pre-paid licensing fees. The Company continues to pay and expense licensing fees monthly. As of June 30, 2007 and 2006, $120,000 of these fees are included in prepaid expenses and other current assets.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal year ended June 30, 2007, the Company expensed $108,844 of these costs. During the prior fiscal year, the Company expensed $66,791 of research and development costs.

J.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the year ended June 30, 2007 or in the year ended June 30, 2006.

K.  Income Taxes

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

L.  Deferred Costs

The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development. To that end the Company has deferred $65,095 of costs incurred related to these efforts.

M.  Liquidity

During the year ended June 30, 2007, the Company incurred a loss of $1.7 million and cash outflows used in operations of approximately $540,000. Additionally, the Company's $500,000 line of credit expired on February 28, 2007. The Company believes that its current cash combined with progress payments expected primarily in the second fiscal quarter under contracts entered into subsequent to year-end will be sufficient to support its liquidity, working capital and capital expenditure needs.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits" ("SFAS 158"). SFAS 158 addresses the accounting for defined benefit pensions plans and other postretirement benefit plans ("plans"). Specifically, SFAS 158 requires companies to recognize an asset for a plan's over-funded status or a liability for a plan's under-funded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders' equity. The Company has adopted SFAS 158 on June 30, 2007. See Note 8 related to the adoption of SFAS No. 158.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("gFIN 48"h) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise"fs financial statements in accordance with FASB Statement No.
109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. The Company has completed its initial evaluation of the impact of the July 1, 2007 adoption of FIN 48 and determined that such adoption will not have a material impact on its financial statements.

3.  Inventories
---------------

Inventories consist of:
                            June 30,
                            --------
                         2007         2006
                         ----         ----
Finished goods     $  165,751   $  194,885
Work in progress      137,678       93,485
Raw materials         397,996      818,319
                   ----------   ----------


                   $  701,425   $1,106,689
                   ==========   ==========

4.  Costs and Estimated Earnings on Uncompleted Contracts
---------------------------------------------------------

                                                    June 30,
                                                    --------
                                                 2007          2006
                                                 ----          ----
Costs incurred on contracts in progress   $18,440,106   $14,953,793
Estimated contract profit                   3,581,656     3,399,120
                                          -----------   -----------
                                           22,021,762    18,352,913
Less:  billings to date                    21,440,144    17,420,502
                                          -----------   -----------
Contract costs and related estimated
profits in excess of billings             $   581,619   $   932,411
                                          ===========   ===========

5.  Stock Option Plan
---------------------

On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998, which granted incentive stock options to various executives and key employees to purchase shares of common stock. Options were granted at fair market value of the stock on the date of grant and are exercisable over a ten-year period beginning December 2, 1999 to September 12, 2010. At the Annual Meeting of Stockholders on December 5, 2001, this stock option plan was amended and restated among other things to increase the number of shares which may be issued under the plan by 25,000 shares, from 60,000 to 85,000.

The changes in the number of shares under option are as follows:

                               Number of Shares    Weighted Average
                                                   Exercise Price

Balance at June 30, 2005                40,000    $          2.76

Granted during 2006                         --                 --

Exercised                                   --                 --
                               ---------------    ---------------

Balance at June 30, 2006                40,000    $          2.76

Granted during 2007                         --                 --

Forfeited                              (20,000)             (2.05)
                               ---------------    ---------------

Balance at June 30, 2007                20,000    $          3.47
                               ===============    ===============

Exercisable at June 30, 2007            20,000    $          3.47
                               ===============    ===============

Also, at the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors. The number of shares issuable upon exercise of options, which may be granted under this Plan, shall not exceed 50,000 shares of common stock. No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2007.

Outstanding and Exercisable


                                  Weighted Average    Weighted Average
     Exercise Price       Options Exercise Price      Remaining Life-Years
     --------------       ------- --------------      --------------------
               1.63         4,000          1.63                 3.2
               3.93        16,000          3.93                 6.5
                           ------
                           20,000

For purposes of the disclosure required under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123", the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. There were no stock options granted in 2007 or 2006.

For the past two fiscal years, the number of options exercisable at fiscal year end was as follows: 20,000 at June 30, 2007, and 40,000 at June 30, 2006.

6.  Notes Payable
-----------------

As of June 30, 2007 the Company had no outstanding indebtedness.

7.  Taxes on Income
-------------------


(Provision) for income taxes:


                            Years ended June 30,
                                2007        2006
Deferred
    Federal                 $     --    $(32,106)
    State                         --     (18,968)
                            --------    --------
                                  --     (51,074)
Current
    Federal                       --      14,612
    State                         --          --
                            --------    --------
                                  --      14,612
                            --------    --------
Total (Provision)           $     --    $(36,462)
                            ========    ========

Deferred tax assets and liabilities as of June 30, 2007 and June 30, 2006 consisted of the following:

Deferred Tax assets:                          2007         2006
---------------------
 Current
  Vacation accrual                       $  36,012    $  41,748
  Inventory reserve                         17,704      119,838
  Allowance for doubtful accounts             (880)       2,480
  Prepaids                                  (8,275)     (16,906)
                                         ---------    ---------
                                            44,562      147,160
  Less Valuation Allowance                 (44,562)    (147,160)
                                         ---------    ---------
 Total current deferred tax asset               --           --
 Non-current
  Pension                                  146,079       79,287
  Depreciation                                 806        9,519
  Net Operating Loss                       771,435      112,648
  Other                                         --           --
                                         ---------    ---------
                                           918,320      201,454
  Less Valuation Allowance                (918,320)    (201,454)
                                         ---------    ---------
 Total non-current deferred tax assets           0            0
                                         ---------    ---------
Total deferred tax assets                $      --    $      --
                                         =========    =========

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. As of June 30, 2007, the Company has approximately $1,921,000 and $1,972,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2012 through 2022.

The reconciliation of the Federal statutory rate with the Company's effective tax rate is summarized as follows: Years ended June 30,

                                                 2007        2006
                                                 ----        ----
Federal statutory rate                         (34.00)%    (34.00)%
State income taxes net of federal benefit          --        3.60
Increase in valuation allowance                 36.52       36.02
Other                                           (2.55)       1.30
                                            ---------   ---------
Effective Rate                                   0.00%       6.92%
                                            =========   =========

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

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary.

The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Company's pension plan.

                                                          2007           2006
Change in benefit obligation:
  Benefit obligation at beginning of year          $ 1,223,378    $ 1,309,981
  Service cost
                                                        44,501         39,589
  Interest cost
                                                        76,461         67,595
  Actuarial gain                                       (65,268)
                                                                     (189,958)
  Benefits paid plus administrative expenses            (3,878)        (3,829)
                                                   -----------    -----------

Benefit obligation at end of year                  $ 1,275,194    $ 1,223,378
                                                   ===========    ===========

Change in plan assets:
  Fair value of plan assets at beginning of year   $   844,056    $   781,649
  Actual return on plan assets
                                                        39,818         36,236
  Employer contributions
                                                        30,000         30,000
  Benefits paid plus administrative expenses            (3,878)        (3,829)
                                                   -----------    -----------
Fair value of plan assets at end of year           $   909,996    $   844,056
                                                   -----------    -----------
Funded status                                         (365,198       (379,322)
Unrecognized Net Gain or Loss                          261,545        321,379
                                                   -----------    -----------
Accrued Pension Expense                            $  (103,653)   $   (57,943)
                                                   -----------    -----------

Measurement Date                                 July 1, 2007    July 1, 2006

Weighted Average Assumptions
  Discount Rate                                          6.25%          6.25%
  Expected Long-term Rate of Return on Assets            7.50%          7.50%
  Rate of increase in future compensation levels         3.00%          3.00%

Set forth below is a summary of the amounts reflected in the Company's statement of financial position at the end of the last two fiscal years:

                                                June 30, 2007    June 30, 2006

Accrued pension liability                         $(365,198)      $(301,040)

Accumulated other comprehensive income, pre-tax     261,545         243,097
                                                  ---------       ---------

Net amount recognized                             $(103,653)      $ (57,943)
                                                  =========       =========

The accumulated benefit obligation for the plan was $1,204,294 and $1,145,096 at June 30, 2007, and 2006, respectively.

Components of periodic pension costs as of June 30, 2007 and 2006 are as follows:

                                                     2007        2006
                                                     ----        ----
Service cost-benefits earned during the period   $ 44,501    $ 39,589
Interest cost on projected benefit obligation      76,461      67,595
Expected return on plan assets                    (64,823)    (60,611)
Amortization of actuarial loss                     19,571      36,509
                                                 --------    --------

Net periodic pension cost                        $ 75,710    $ 83,082
                                                 ========    ========

Weighted Average Assumptions for Net Periodic Pension Expense
                                                                   2007     2006
                                                                   ----     ----
  Discount Rate                                                   6.25%    5.16%
  Expected Long-term Rate of Return on Assets                     7.50%    7.50%
  Rate of Increase in Future Compensation Levels                  3.00%    3.00%

Retirement Plan for Employees of Dewey Electronics Corporation's weighted average asset allocations at June 30, 2007, and 2006, by asset category are as follows:

                                                               2007        2006

Asset Category
  Fixed Funds with Guaranteed Interest Rates                   100%        100%
                                                               ----        ----

Total                                                          100%        100%
                                                               ====        ====

The expected future payments for the years ended June 30, are as follows:

                  2008         $    8,000
                  2009         $   19,000
                  2010         $   30,000
                  2011         $   42,000
                  2012         $   59,000
 Five years thereafter         $  409,000

During fiscal year 2007 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 158 Employers' Accounting for Defined Benefit Pension Plans and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158) which requires Companies to recognize on their balance sheets either an asset for an over-funded pension plan or a liability for an under-funded pension plan with a corresponding adjustment to Accumulated Other Comprehensive Income. FAS 158 further requires that in the year of adoption that companies first determine whether an Additional Minimum Liability `AML' is required to be recorded on the balance sheet under provisions of FASB Statement No. 87 Employers Accounting for Pensions (FAS 87) and to disclose separately the incremental effect of adopting the provisions of FAS 158 on individual line items of the balance sheet. The table below summarizes the impact on balance sheet line items of adopting FAS 158.


                                 Pre-FAS 158               Pre-FAS 158     FAS 158
                                 Without AML      AML       With AML       Adoption       Post FAS
                                 Adjustment    Adjustment   Adjustment    Adjustment        158
Accrued Pension Liability        $(243,097)      $52,452   $(190,645)      $(70,900)      $(261,545)
Accumulated Other Comprehensive  $( 84,334)      $52,452   $( 31,882)      $(70,900)      $(102,782)
Income(Loss)

9.  Earnings Per Share
----------------------

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such shares is 1,100 and 7,917 for the years ended June 30, 2007 and 2006.

                                         Twelve Months Ended June 30, 2007
                                        Loss          Shares   Per Share Amount
                                        ----          ------   ----------------
Basic net loss/per common share     $(1,682,209)     1,362,031   $     (1.24)
Effect of dilutive securities                --             --            --
                                    -----------    -----------   -----------
Diluted net loss per common share   $(1,682,209)     1,362,031   $     (1.24)
                                    ===========    ===========   ===========

                                         Twelve Months Ended June 30, 2006
                                        Loss          Shares   Per Share Amount
                                        ----          ------   ----------------
Basic net loss/per common share     $  (563,467)     1,362,031   $     (0.41)
Effect of dilutive securities                --             --            --
                                    -----------    -----------   -----------
Diluted net loss per common share   $  (563,467)     1,362,031   $     (0.41)
                                    ===========    ===========   ===========

10. Related Party Transaction
-----------------------------

During 1988, Gordon C. Dewey, the Company's co-founder, lent the Company a total of $200,000, pursuant to an unsecured demand note bearing interest at the rate of 9 percent per annum. As of June 30, 2006 this loan obligation had been fully repaid. Interest expense paid under this note was $18,250 for fiscal year 2006.

11. Other Income
----------------

Other income/(expense) consists of the following for the years ended June 30:


                                                              2007        2006
                                                              ----        ----
Sales of scrap and miscellaneous income/(expense) - net   $ (1,632)   $ (3,856)
Gain (Loss) on sale of assets                             $     --    $ (3,214)
Interest income                                           $  6,302    $ 18,047
                                                          --------    --------
                                                          $  4,670    $ 10,977
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

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. All of the Company's operations are performed at its facility in Oakland, New Jersey. The facility and resources are shared by both segments and the direct use of such resources and space cannot be entirely specified. Accordingly, the Company allocates usage of its facility and equipment. Depreciation and amortization for the Electronics segment and the Leisure and Recreation segment, respectively, was approximately $118,000 and $7,000 in fiscal year 2007, and $108,000 and $8,000 in 2006. Capital expenditures were approximately $17,700 in fiscal year 2007,and $164,000 in 2006.

Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry segment. Corporate assets are principally cash, prepaid expenses, and other current assets.

The following tables present information about reported segment revenues, operating profit or loss, and assets, and reconcile such segment information to the Company's totals:

                                                  Year ended June 30, 2007
                                                    (Dollars in thousands)
                                                          Leisure and       Total
                                          Electronics     Recreation        Company
                                          -----------     ----------        -------
Revenue                                  $      5,392   $         35   $      5,427
                                         ============   ============   ============

Operating loss                                 (1,531)          (150)        (1,682)
                                         ============   ============

Interest expense and  other income-net                                           --
                                                                       ------------

Loss before income taxes                                                     (1,682)
                                                                       ============

Identifiable assets at June 30, 2007            2,853            411          3,264
                                         ============   ============

Corporate assets                                                                655
                                                                       ------------

Total assets at June 30, 2007                                                 3,919
                                                                       ============
                                                  Year ended June 30, 2006
                                                    (Dollars in thousands)
                                                          Leisure and       Total
                                          Electronics     Recreation        Company
                                          -----------     ----------        -------
Revenue                                  $      7,164   $        171   $      7,335
                                         ============   ============   ============

Operating loss                                   (110)          (397)          (507)
                                         ============   ============

Interest expense and  other income-net                                          (20)
                                                                       ------------

Loss before income taxes                                                       (527)
                                                                       ============

Identifiable assets at June 30, 2006            3,981            454          4,435
                                         ============   ============

Corporate assets                                                              1,326
                                                                       ------------

Total assets at June 30, 2006                                                 5,761
                                                                       ============

13. Unaudited Quarterly Financial Data

                              Gross Profit/       Net           Earnings per share
         2007     Revenue        (Loss)         (Loss)         Basic         Diluted
         ----     -------        ------         ------         -----         -------
Sept. 30        $ 1,645,771   $   179,358    $  (157,469)   $     (0.12)   $     (0.12)
Dec. 31         $ 1,490,408   $   123,210    $  (235,044)         (0.17)         (0.17)
Mar. 31         $ 1,170,845   $  (500,941)   $  (914,157)         (0.67)         (0.67)
Jun. 30         $ 1,119,631   $    91,049    $  (375,539)         (0.28)         (0.28)
                -----------   -----------    -----------    -----------    -----------
         Year   $ 5,426,655   $  (107,324)   $(1,682,209)   $     (1.24)   $     (1.24)
                ===========   ===========    ===========    ===========    ===========
                              Gross Profit/       Net           Earnings per share
         2007     Revenue        (Loss)         (Loss)         Basic         Diluted
         ----     -------        ------         ------         -----         -------
Sept. 30        $ 1,116,265   $   200,486    $   (52,741)   $     (0.04)   $     (0.04)
Dec. 31         $ 1,974,374   $   235,377    $  (233,489)         (0.17)         (0.17)
Mar. 31         $ 2,170,870   $   241,118    $  (118,244)         (0.09)         (0.09)
Jun. 30         $ 2,073,379   $   161,321    $  (158,993)         (0.11)         (0.11)
                -----------   -----------    -----------    -----------    -----------
         Year   $ 7,334,888   $   838,302    $  (563,467)   $     (0.41)   $     (0.41)
                ===========   ===========    ===========    ===========    ===========

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

None.

Item 8A. CONTROLS AND PROCEDURES
--------------------------------

The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2007, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

During the fourth fiscal quarter covered by this Annual Report, the following change in the Company's internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has obtained the services of an additional financial staff member to assist in financial reporting and day to day financial activities. The Chief Executive Officer and Treasurer took this change into account in reaching their conclusion regarding the effectiveness of the Company's disclosure controls and procedures, as described in the first paragraph of this Item 8A.


Item 8B. OTHER INFORMATION
--------------------------

         None

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE;
----------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders.

The Company's Code of Ethics is available at our website at www.deweyelectronics.com

Item 10. EXECUTIVE COMPENSATION
-------------------------------

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------

Item 403 of Regulation S-B

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

                                                            (a)                      (b)
                                                    Number of securities       Weighted-average       Number of securities
                                                     to be issued upon        exercise price of      remaining available for
                                                  exercise of outstanding        outstanding          future issuance under
                                                     options, warrants        options, warrants        equity compensation
Plan Category                                            and rights               and rights            plans (excluding
                                                                                                      securities reflected
                                                                                                         in column (a))
Equity compensation plans approved
by security holders                                        20,000                   3.4690                   92,500

Equity compensation plans not approved
by security holders                                            --                       --                       --
                                                           ------                   ------                   ------

Total                                                      20,000                   3.4690                   92,500
                                                           ======                   ======                   ======

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
         AND DIRECTOR INDEPENDENCE
         -------------------------

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders.

Item 13. EXHIBITS
-----------------


A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately follows the signature page, and is incorporated herein by this reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                        THE DEWEY ELECTRONICS CORPORATION



/s/ John H.D. Dewey                         /s/ Stephen P. Krill
-----------------------------------------   ------------------------------------
BY: John H.D. Dewey                         BY:  Stephen P. Krill Jr., Treasurer
    President and Chief Executive Officer

DATE:  September 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Frances D. Dewey                Date:  September 26, 2007
Frances D. Dewey,                   Director



/s/ John H.D. Dewey                 Date:  September 26, 2007
John H.D. Dewey                     Director



/s/ James M. Link                   Date:  September 26, 2007
James M. Link                       Director



/s/ Nathaniel Roberts               Date:  September 26, 2007
Nathaniel Roberts                   Director



/s/ John B. Rhodes                  Date:  September 26, 2007
John B. Rhodes                      Director



/s/ Ron Tassello                    Date:  September 26, 2007
Ron Tassello                        Director

                        THE DEWEY ELECTRONICS CORPORATION

                                INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.


Number                                                                                         Page No.
------                                                                                         --------
3        (a)-     Certificate of Incorporation as amended.  This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is
                  herein incorporated by reference.                                               --

3        (b)-     By Laws as amended.  This item was filed as part of the Registrant's
                  Form 10-K for the year ended June 30, 1988 and is herein incorporated
                  by reference.                                                                   --

10       (a)-     2001 Stock Option Plan. This item was filed with the Registrant's
                  Definitive Proxy Statement for the 2001 annual meeting of stockholders
                  on December 5, 2001 and is herein incorporated by reference.                    --

10       (b)-     Amendment and Restatement of the 1998 Stock Option Plan. This item was filed with the Registrant's Definitive Proxy Statement for the
                  2001 annual meeting of stockholders on December 5, 2001 and is herein
                  incorporated by reference.                                                      --

31.1              Certification of Chief Executive Officer Pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002 (filed herewith)                                 --

31.2              Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 (filed herewith)                                                    --

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002 (filed herewith).                                                          --

32.2              Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (filed herewith)                                                                --
