Form 10QSB
period 2007-09-30
DEWEY ELECTRONICS CORP
filed 2007-11-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - QSB


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2007


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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 1,362,031 at November 12, 2007.
_______________________________________
Transitional Small Business Disclosure Format (Check one):  YES___ NO_X_




THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                                 Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         September 30, 2007 (unaudited)
         and June 30, 2007                                            3

         Condensed Statements of Operations -
         Three-months Ended September 30, 2007
         and September 30, 2006 (unaudited)                           4

         Condensed Statements of Cash Flows -
         Three-months Ended September 30, 2007
         and September 30, 2006 (unaudited)                           5

         Notes to Condensed Financial Statements (unaudited)          6

Item 2.  Managements Discussion and Analysis or
         Plan of Operations                                           10

Item 3.  Controls and Procedures                                      19

Part II  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                                  20

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                      20

Item 6.  Exhibits                                                     20


                                 2


PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                       SEPTEMBER 30,          JUNE 30,
                                           2007                 2007
ASSETS:                                (unaudited)

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS            $344,488               $432,337
  ACCOUNTS RECEIVABLE, net of
   allowance for  doubtful
   accounts of $3,981                 1,065,745                922,627
  INVENTORIES                           924,604                701,425
  CONTRACT COSTS AND RELATED
   ESTIMATED PROFITS IN EXCESS
   OF BILLINGS                        1,473,463                581,619
  PREPAID EXPENSES AND OTHER
   CURRENT ASSETS                       150,454                147,686
                                      _________               ________

      TOTAL CURRENT ASSETS            3,958,754              2,785,694
                                      _________              _________

PLANT, PROPERTY AND EQUIPMENT
LAND AND IMPROVEMENTS                   651,015                651,015
BUILDING AND IMPROVEMENTS             1,885,653              1,885,653
MACHINERY AND EQUIPMENT               3,092,505              3,091,584
FURNITURE AND FIXTURES                  205,539                205,539
                                      _________              _________
                                      5,834,712              5,833,791
Less accumulated depreciation         4,803,780              4,776,078
                                      _________              _________
                                      1,030,932              1,057,713
                                      _________              _________

DEFERRED COSTS                           75,095                 75,095
                                      _________              _________

TOTAL ASSETS                         $5,064,781             $3,918,502
                                     ==========             ==========


LIABILITIES AND STOCKHOLDERS EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                857,463                253,908
  DEFERRED REVENUE                      406,800                     --
  ACCRUED EXPENSES AND OTHER
   LIABILITIES                          314,870                201,910
  ACCRUED COMPENSATION AND BENEFITS
   PAYABLE                              144,428                151,769
  ACCRUED PENSION LIABILITY              88,653                103,653
                                        _______                _______
    TOTAL CURRENT LIABILITIES         1,812,214                711,240
                                      _________                _______

LONG-TERM PENSION LIABILITY             261,545                261,545

STOCKHOLDERS EQUITY:
Preferred stock, par value $1.00;
 authorized  250,000 shares,
 issued and outstanding-none,                --                     --
 Common stock, par value $.01;
 authorized 3,000,000 shares;
 issued 1,693,397 at September 30,
 2007 and June 30, 2007                  16,934                 16,934
Additional paid-in capital            2,815,245              2,815,245
RETAINED EARNINGS                       748,653                703,348
ACCUMULATED OTHER COMPREHENSIVE LOSS   (102,782)              (102,782)
                                      _________              _________
                                      3,478,050              3,432,745
LESS: TREASURY STOCK 331,366
 SHARES at cost                        (487,028)              (487,028)
                                      _________              _________

  TOTAL STOCKHOLDERS EQUITY           2,991,022              2,945,717
                                      _________              _________
TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY                              $5,064,781             $3,918,502
                                     ==========             ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     3



THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                      THREE-MONTHS ENDED SEPTEMBER 30,
                                          2007          2006

REVENUES                              $2,232,096      $1,645,771

COST OF REVENUES                       1,852,494       1,466,413
                                      __________      __________

GROSS PROFIT                             379,602         179,358

SELLING,GENERAL & ADMINISTRATIVE         334,576         339,074
                                      __________      __________

OPERATING INCOME/(LOSS)                   45,026        (159,716)

   INTEREST EXPENSE                           --          (2,151)

   OTHER INCOME   NET                        279           4,398
                                      __________      __________

INCOME/(LOSS) BEFORE INCOME TAXES         45,305        (157,469)

INCOME TAX BENEFIT                            --              --
                                      __________      __________

NET INCOME/(LOSS)                        $45,305       $(157,469)
                                      ==========      ==========



NET INCOME/(LOSS) PER COMMON
  SHARE-BASIC                            $0.03          $(0.12)
NET INCOME/(LOSS) PER COMMON
  SHARE-DILUTED                          $0.03          $(0.12)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                              1,362,031        1,362,031
   DILUTED                            1,362,883        1,362,031


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   4


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                    THREE-MONTHS ENDED

                                                      SEPTEMBER 30,
                                                   2007         2006
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)                                $45,305     $(157,469)
                                                 _______     _________
ADJUSTMENTS TO RECONCILE NET INCOME/(LOSS)
 TO NET CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION                                   27,702        30,077
   (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE   (143,118)      393,615
   INCREASE IN INVENTORIES                      (223,179)     (286,893)
  (INCREASE) IN CONTRACT COSTS AND
    ESTIMATED PROFITS IN EXCESS OF APPLICABLE
    BILLINGS                                    (891,844)     (360,206)
  (INCREASE)/DECREASE IN PREPAID EXPENSES AND
   OTHER CURRENT ASSETS                           (2,768)       14,634
  INCREASE/(DECREASE) IN ACCOUNTS PAYABLE        603,555       (15,568)
  INCREASE IN DEFERRED REVENUE                   406,800            --
  INCREASE IN ACCRUED EXPENSES AND
    OTHER LIABILITIES                            105,619         5,893
  DECREASE IN ACCRUED PENSION LIABILITY          (15,000)      (11,250)
                                               _________      ________

   TOTAL ADJUSTMENTS                            (132,233)     (229,167)
                                               _________      ________

NET CASH USED IN OPERATING ACTIVITIES            (86,928)     (387,167)
                                               _________      ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                                        (921)      (14,021)
  DEFERRED COSTS                                      --           (86)
                                               _________      ________
NET CASH USED IN INVESTING ACTIVITIES               (921)      (14,107)
                                               _________      ________

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF NOTE PAYABLE                 --       (38,652)
                                               _________      ________

NET CASH USED IN FINANCING ACTIVITIES                 --       (38,652)
                                               _________      ________


NET DECREASE IN CASH AND CASH EQUIVALENTS        (87,849)     (439,926)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       432,337     1,075,500
                                               _________     _________

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $344,488      $635,574
                                               =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

      INTEREST PAID                               $  --         $2,151
      INTEREST RECEIVED                             220          2,624


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  5




THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Significant Accounting Policies

Basis of Presentation
_____________________
The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the
SEC)for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Companys Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 (the 2007 Form 10-KSB).

In the opinion of the Companys management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Companys financial position as of September 30, 2007, and the results of operations and cash flows for the three-months then ended. The results of operations and cash flows for the period ended September 30, 2007 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2008.

As of September 30, 2007, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, except for the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Revenue Recognition
___________________
Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Companys indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual Delivery Orders which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract.

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

Income Taxes
____________
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to beginning retained earnings. The Company has completed its evaluation of the impact of the Companys July 1, 2007 adoption of FIN 48 and determined that such adoption did not have a material impact on its financial statements.

The tax years 1999 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

2.  Recent Accounting Pronouncements
____________________________________
In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standard (SFAS) No. 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not own any financial instruments and does not expect this statement to have an effect on the Companys financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

3.  Inventories
_______________
Inventories consist of:


                       September 30, 2007       June 30, 2007

Finished Goods              $165,751               $165,751
Work In Progress             161,181                137,678
Raw Materials                597,672                397,996
                            ________               ________
Total                       $924,604               $701,425
                            ========               ========

4.  Taxes on Income
___________________
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,100,000 and $202,000 of federal and state net deferred tax assets, respectively, expiring beginning in 2012. Of these amounts, reductions of approximately $7,000 and $3,000 of federal and state net deferred tax assets, respectively, are the result of net income for the three-month period ending September 30, 2007.

5.  Earnings Per Share
______________________
Net income/(loss) per share has been presented pursuant to SFAS No. 128, Earnings per Share. Basic net income/(loss) per share is computed by dividing reported net income/(loss) available to common shareholders by weighted average shares outstanding for the period. Diluted net income/(loss) per share is computed by dividing reported net loss available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income or loss per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. For the three-months ended September 30, 2007 the number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the quarter and for the three-months ended September 30, 2006 the number of shares excluded from the calculation was 35,000 due to the anti-dilutive effect they would have on the basic net loss.


                             Three-months Ended September 30,
                            2007                         2006
                                      Per                           Per
                  Income   Shares     Share   Loss      Shares     Share
                                      Amount                       Amount

Basic net
 income/
 (loss
Per
Common
 Share            $45,305  1,362,031  $.03   ($157,469) 1,362,031  ($.12)

Effect of
 dilutive
 Securities            --        852    --          --         --     --

Diluted
 net income/
 (loss) per
 common
 share             $45,305  1,362,883  $.03   ($157,469) 1,362,031  ($.12)
                   =======  =========  ====    ========  =========   ====


6.  Operating Segments
______________________
The Company operates in two segments: Electronics, and Leisure and Recreation. Operations in the Electronics Segment are primarily related to supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the Leisure and Recreation segment involve the production and sale of snowmaking machinery and servicing of such machinery at the purchasers expense beyond the warranty period. Total revenue by segment represents sales to unaffiliated customers, as reported in the Companys Statements of Operations. There are no inter-segment sales.

Some operating expenses, including general corporate expenses, have been allocated by specific identification or based on direct labor for items which are not specifically identifiable. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes, and non-operating income. All of the Companys operations are performed at its facility in Oakland, New Jersey. The facility and resources are shared by both segments and the direct use of such resources and space cannot be entirely specified. Accordingly, the Company allocates usage of its facility and equipment.

The following tables present information about reported segment revenues, operating profit or loss, and reconciles such segment information to the Companys totals:


                                        Three-months ended
                                           September 30,
                                        2007         2006

Electronics Segment
  Revenues                            $2,227,763   $1,635,626
  Operating Income/(Loss)                 79,054     (131,885)

Leisure and Recreation Segment
  Revenues                                 4,333       10,145
  Operating (Loss)                       (34,028)     (27,831)

Total
  Revenues                             2,232,096    1,645,771

  Operating Income/(Loss)                 45,026     (159,716)

Interest Expense                              --       (2,151)
Other Income                                 279        4,398
                                        ________     ________
  Net Income/(Loss)                      $45,305    $(157,469)
                                        ========    =========



THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-QSB, and with the audited financial statements, including the notes thereto, appearing in the Companys 2007 Form 10-KSB. Certain statements in this report may be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange
Act of 1934. All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Companys operations, markets, products, services and prices and, specifically, the factors discussed below under Financing Activities, and Company Strategy and in Item 1 (Description of Business Operational Risks) of the Companys 2007 Form 10-KSB. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Companys operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Operating Segments
___________________
The Company is organized into two operating segments on the basis of the types of products offered. Each segment is comprised of separate and distinct businesses: the Electronics Segment - primarily business with the Department of Defense, and the Leisure and Recreation segment - primarily business with ski areas and resorts.

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

There are no intersegment sales.

Results of Operations
______________________
The Companys operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating profit of each segment for the first quarter of fiscal year 2008 (the three-month period ended September 30, 2007) and the first quarter of fiscal year 2007 (the three month period ended September 30, 2006) are set forth in Note 6 Operating Segments of the Notes to the Condensed Financial Statements.

Revenues
________
Revenues of $2,232,096 for the three-month period ended September 30, 2007 were 36% higher than in the same period in 2006 when revenues were $1,645,771. Revenues for the three-month period ended September 30, 2007 were higher in the Electronics Segment and lower in the Leisure and Recreation segment when compared to the same period in 2006. Information about the Companys operations in the two segments is set forth in Note 6 Operating Segments of the Notes to the Condensed Financial Statements and is discussed in further detail below.

Electronics Segment
___________________
In the Electronics Segment, revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Companys indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual Delivery Orders which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract.

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

Electronic product revenues accounted for 99% of total revenues for the first quarter of fiscal year 2008, compared with 99% of total revenues for the first quarter of fiscal year 2007.

Revenues in the Electronics Segment for the three-month period ended September 30, 2007 were $592,137 higher when compared to the same period in 2006. This increase in revenue is attributable to initial production efforts under a short-term contract to provide the United States Marine Corps with a 3.5kW generator set as described further below and from various orders for replacement parts and other short-term orders. Revenues resulting from the Companys research and development contracts were also higher in this three-month period compared to the same period last year as initial work was begun on two customer sponsored research and development subcontracts as described further below.

During the three-month period ended September 30, 2007, production efforts under the Companys contracts to provide the Armed Forces with 2kW and 3.5kW diesel operated generator sets provided approximately 75% of the Electronic segment revenues compared to approximately 75% of such revenues in the same period last year. The Companys research and development contracts provided approximately 6% of Electronics Segment revenues during the three-month period ended September 30, 2007, versus approximately 1% of such revenues in the same period last year. Replacement parts and other short-term business provided approximately 19% of such revenues in the three-month period ended September 30, 2007, and approximately 24% of such revenues in the same period in 2006.

In March 2007, the Company was awarded three related research and development sub-contracts, in the amount of approximately $230,400 in the aggregate, to research and develop electronic controls for diesel fuel cell reformers. Work on these contracts began in the first fiscal quarter (ended September 30, 2007) and is expected to extend until April 2008. No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

In July 2007 the Company received a subcontract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit than can be mounted on the back of the USMC main battle tank, the Abrams M1A1. The development contract, for $646,400, was awarded by the USMC Tank Program Office, in Quantico, VA, through a sub-contract administered by CACI, Eatontown, NJ, and has the possibility of a follow-on production contract. Work on this contract also began in the first quarter of fiscal 2008 and is expected to continue into the quarter ending March 31, 2008. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

In August 2007, the Company received a new contract to provide auxiliary power systems for the United States Marine Corps (USMC) Logistic
Vehicle.  This contract, awarded by the USMC Systems Command, Quantico,
VA, consists of a base year and three option years, exercisable at the Governments option. The initial delivery order for the Logistic Vehicle Power System (LVPS), valued at approximately $2.3 million, has been received with an accelerated delivery of 150 days. Work under current delivery orders is expected to continue through December 2007. The LVPS is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices. It is based on the Companys existing 2 kilowatt military tactical generator.

Previously, on September 28, 2004, the Company was awarded a cost plus fixed fee research and development contract by the U.S. Army, in the amount of approximately $1.5 million, for research and development of a lighter, quieter 2kW diesel generator. Work on this project continued through September 2006 when funding for the project was substantially exhausted and the contract expired on March 31, 2007. As a result the Company did not realize any revenue from this contract during the first three months of fiscal 2008 and the Company realized approximately $22,000 during the first three-months of fiscal year 2007.

The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage-of-completion method of accounting to record revenues, material costs have an impact upon recorded revenues (see Note 1-A, Revenue Recognition of the Notes to Financial Statements in the Companys 2007 Form 10-KSB).

The aggregate value of the Companys backlog of electronic products not previously recorded as revenues was $8.1 million as of September 30, 2007. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal year 2008 revenues.

As of September 30, 2006 the aggregate value of the Companys backlog of electronic products not previously recognized as revenue was approximately $2.9 million.

Leisure and Recreation Segment
______________________________
In the Leisure and Recreation segment, revenues in the first three-months of fiscal year 2008 decreased by approximately $5,812 when compared to the same three-months of fiscal year 2007. This is the result of a decrease in the sale of repair and replacement parts for machinery previously sold and no longer under warranty. There were no sales of finished snowmaking machines in either period.

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

Gross Profit
____________
The Companys gross profit was $379,602 in the first quarter of fiscal year 2008, compared with a gross profit of $179,358 for the same period in fiscal year 2007.

Gross margin is the measure of gross profit as a percentage of revenues. Gross margin was 17% for the three-month period ended September 30, 2007 and 11% for the three-month period ended September 30, 2006. The Companys gross margin is affected by a variety of factors including, among other items, product mix, product pricing and product costs. Results for the first quarter of fiscal year 2008 are due primarily to two factors. The first factor is the addition of production efforts under the Companys short-term contract to provide the United States Marines with 3.5kW generator sets and the second factor is an increase in customer sponsored research and development activities. The increased efforts in these two areas provides a greater basis for allocating the Companys fixed production costs thereby improving the margins on all of the Companys product lines. Additionally the selling price of the 3.5kW generators is reflective of current material costs unlike the 2kW generator contract, the gross margin on which has diminished over time due to material costs rising faster than price increases allowed in the contract.

In the last quarter of fiscal year 2006 the Company instituted price increases for delivery of generators sold separately from the prime contract. Delivery on these orders during the first quarter of fiscal 2008 reflect this price increase, however, since the number of such generators is relatively small, the contribution to gross margin from these sales was not significant.

Selling, General and Administrative Expenses
____________________________________________
Selling, General and Administrative expense for the three-months ended September 30, 2007 were $334,576 or 15% of revenue. For the three-months ended September 30, 2006, Selling, General and Administrative expenses totaled $339,074 or 21% of revenue. Expenditures for the three-month period ended September 30, 2007 were slightly lower when compared with the same period last year primarily due to lower legal and professional fees associated with the year end audit and filing of the Companys 2007 Form 10-KSB, partly offset by increased product development efforts.

Interest Expense
________________
The Company had no interest expense for the three-months ended September 30, 2007 compared to $2,151 for the same period last year. This reduction in interest expense is a result of the Company paying off its mortgage note during fiscal 2007.

Other Income Net
__________________
Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $279 for the three-months ended September 30, 2007 was comprised of interest income of $220, and miscellaneous income of $59.

For the three-months ended September 30, 2006 other income of $4,398 was comprised of interest income of $2,623 and miscellaneous income of $1,775.

Net Income/Loss before income taxes
___________________________________
Net Income before income taxes for the three-month period ended September 30, 2007 was $45,305. For the same period in 2006 net loss before income taxes was $157,469.

Results for the first quarter of fiscal year 2008 increased when compared to the same period in fiscal year 2007 primarily due to higher gross profit as discussed above.

Taxes on Income
_______________
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,100,000 and $202,000 of federal and state net deferred tax assets, respectively, expiring beginning in 2012. Of these amounts, reductions of approximately $7,000 and $3,000 of federal and state net deferred tax assets, respectively, are the result of net income for the three-month period ending September 30, 2007.

Liquidity and Capital Resources
_______________________________
Historically, the Companys capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000. This line of credit expired on February 28, 2007. Starting in fiscal year 2008, the Company has changed the way it progress bills on new contracts. The Company now attempts to negotiate payment based on achievement of milestones rather than relying on demonstration of incurred costs. This approach is expected to result in the Company receiving payment at or before the time it must pay its vendors. The two new contracts described under Electronics
Segment above that were received early in fiscal year 2008 have been structured this way and the Company intends to continue this approach where possible.

As of June 30, 2007 the Company had no material capital expenditure commitments. Management believes that the Companys current cash combined with progress and milestone payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At September 30, 2007, the Companys working capital was $2,146,540 compared to $2,793,322 at September 30, 2006.

The ratio of current assets to current liabilities was 2.18 to 1 at September 30, 2007 and 4.39 to 1 at September 30, 2006.

The following table is a summary of the Statements of Cash Flows in the Companys Condensed Financial Statements:

                                    Years ended September 30,
                                    2007               2006

Net Cash used in
  Operating activities             ($86,928)          ($387,167)
  Investing activities                ($921)           ($14,107)
  Financing activities                   --            ($38,652)


Operating Activities:
____________________
Adjustments to reconcile net loss to net cash provided by operations are presented in the Statements of Cash Flows in the Companys Condensed Financial Statements.

Net cash used in operating activities for the three-month period ended September 30, 2007 was comprised primarily of net income before depreciation and amortization, increases in accounts receivable, inventories, contract costs and related profits in excess of applicable billings and decreases in accrued pension expenses which were partly offset by increases in accounts payable, deferred revenue and accrued expenses.

Net cash used in operating activities for the three-months ended September 30, 2006 was comprised primarily of a net loss before depreciation and amortization increases in inventories and contract costs and related profits in excess of applicable billings and a decrease in accounts payable which was partly offset by decreases in accounts receivable and prepaid expenses and an increase in accrued expenses.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $39,499 of these costs during the three-month period ended September 30, 2007. For the same three-month period last year the Company expensed $12,809 of research and development costs.

Investing Activities:
____________________
During the three-month period ending September 30, 2007 net cash of $921 was used in investing activities all of which was used for capital expenditures.

During the three-month period ended September 30, 2006 investing activities used net cash of $14,107. Of this amount, $14,021 was used for capital expenditures and $86 was used by the Company for deferred costs.

Financing Activities:
____________________
During the three-month period ended September 30, 2007, the Company expended no cash on financing activities.

Net cash used in financing activities in the same period in fiscal year 2007 amounted to $38,652 representing principal payments toward the long-term portion of the Companys term loan as described below.

On February 24, 2005, the Company and Sovereign Bank (the Bank) entered into a Term Loan Agreement (the Loan Agreement) that replaced, and restructured the remaining balance due on, the Companys Mortgage Note agreement with the Bank, which matured in January 2005. Pursuant to the Loan Agreement, the Company borrowed $292,187 from the Bank for a term ending February 23, 2007, at a fixed annual interest rate of 5.56 percent. This loan was secured by a first lien on all of the Companys accounts receivable, machinery, equipment and other personal property (the Collateral) and was subject to customary representations, covenants and default provisions in favor of the Bank. On January 22, 2007, the Company made the final installment payment on this term loan.

The Company also had a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Banks prime rate
(8.25% as of December 31, 2006) plus 0.25 percent. In February 2007, the Bank advised the Company that the Bank would not further renew the line of credit. This line of credit is currently not vital for the Company; however the Company is endeavoring to obtain a replacement credit facility from another lending institution.

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. The Company is continuing to actively pursue possible methods of monetizing 68 undeveloped and unused acres of this property, by its sale and/or development. This endeavor has become more complex with the implications of New Jerseys Highlands Water Protection and Planning Act.

The Act identifies approximately 400,000 acres of New Jersey as The Highlands Preservation Area. Pursuant to the statute, this area has the most onerous restrictions on future development. The Companys property is in this area, and further development would not be permitted without a waiver or other relief from the State. The Company believes that there are strong reasons why its property should not be in the preservation area, and is attempting to affect a solution.

However, since the Act was passed in June of 2004, the State has repeatedly delayed promulgation of final regulations. Originally expected in 2005, based on information from the State, they have again been delayed by the State and are not now expected until late 2007 at the earliest. Accordingly, no assurances can be given that the Companys efforts will be successful or if successful, the timing thereof.

Recent Pronouncements
_____________________
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair
Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not own any financial instruments and does not expect this statement to have an effect on the Companys financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

Company Strategy
________________
The Company has many years of experience in contracting with the Department of Defense and has been successful in obtaining many contracts to provide a wide array of products and services. Management believes that this experience is a significant positive competitive factor. Management is continuing to explore other areas of business with the Department of Defense, which are capable of providing stability and growth.

The Company is focusing its efforts on select product categories where management believes that the Company has the best chances of successfully growing its business. Although no assurances can be made that such a strategy will be successful, management believes that long-term growth can best be achieved by: 1) growing the Companys market share in areas where the Company already has a strong presence, 2) expanding into related markets with existing products and capabilities, and 3) further taking advantage of the Companys strengths by expanding into related product categories.

The Companys primary sources of revenue include products with long manufacturing lead times. These products, in particular, are its 2kW generator sets and its HEDCO snowmaking machines. The Government sector has been ordering small quantities of 2kW generator sets for specific uses pursuant to short-term orders independent of the Companys 2kW contract and the market for snowmaking equipment now demands short delivery lead-times. Recognizing this, the Company has committed some of its resources to making a quantity of these products readily available by producing them for inventory and sales. The Companys investments in 2kW generator and Snowcub-related inventory are an important component of managements business strategy of growing the Companys market share.

Despite the inherent risks and uncertainties of investing in inventory, management believes that these investments in inventory are important because they allow the Company to be more responsive to the needs of its customers.

The Company faces competition in many areas and from companies of various sizes, capabilities and resources. Competitive factors include product quality, technology, product availability, price, and customer service. Management believes that the reputation of the Company in these areas provides a significant positive competitive factor. As part of its overall business strategy management is continuing to re-enforce customer awareness of the Companys current and past performance as a Department of Defense supplier, its product quality and reliability, and its historically strong customer relationships.

The U.S. Army has changed its priorities regarding product improvements to the 2kW Generator Program (see Electronics Segment above). These priorities have shifted away from long range product improvement toward less extensive, more immediate product improvement. As a result management has re-evaluated its approach to the second and third strategic objectives described above. Rather than continuing to develop new internal technologies, the Company is now attempting to capitalize on its previous investments in technology in its efforts to obtain business in related military power markets and to expand into related military product categories. For additional discussion of the Companys prior efforts at long range product improvements to the 2kW Generator Program, see Managements Discussion and Analysis of Financial Condition and Results of Operations Electronics Segment included in the Companys 2007 Form 10-
KSB.

The contract to develop and provide a 3.5kW auxiliary power unit for use on a United States Marine Corps logistics vehicle and the subcontract to develop a 3kW enclosed generator for mounting on a United States Marine Corps battle tank are examples of the second strategic objective, expanding into related power markets, utilizing the Companys core expertise in light weight air cooled diesel engine power generation. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under three related customer funded research and development sub-contracts where the Company will design and prototype electronic controls for diesel fuel cell systems (See Electronics Segment above).

In the near term, a continued return to profitability is the Companys primary objective. The two new development contracts, and the customer-funded research and development sub-contracts, described above contribute to this goal. At present, the Company is not actively pursuing opportunities for piece and component manufacturing work and other short-term business that would utilize existing factory capacities and capabilities as discussed in its Form 10-QSB for the period ending March 31, 2007, due to the lack of excess capacity in the Companys factory. However, the Company may consider pursuing such opportunities in the future. The Company is continuing to pursue possible sub-contracting relationships with other companies and defense contractors that leverage the Companys current expertise and technology.

Critical Accounting Policies and Estimates
___________________________________________
The Companys financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of managements most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Companys critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Managements Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Companys 2007 Form 10-KSB.





ITEM 3.	Controls and Procedures

The Company carried out, under the supervision and with the participation of the Companys management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2007, the design and operation of the Companys disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

During the fiscal quarter covered by this report, there have been no changes in the Companys internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Companys internal control over financial reporting.


PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                 None


Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 6.  Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this quarterly report on Form 10-
QSB.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE DEWEY ELECTRONICS CORPORATION




                           /s/ John H.D. Dewey
Date:  November 12, 2007   John H.D. Dewey
                           President and Chief Executive Officer




                           /s/ Stephen P. Krill
Date:  November 12, 2007   Stephen P. Krill
Treasurer




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