Form 10QSB
period 2007-12-31
DEWEY ELECTRONICS CORP
filed 2008-02-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - QSB


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,031 at February 8, 2008.
_______________________________________
Transitional Small Business Disclosure Format (Check one):  YES___ NO_X_




THE DEWEY ELECTRONICS CORPORATION


INDEX



										Page No.

Part I	Financial Information

Item 1.	Condensed Financial Statements

		Condensed Balance Sheets -
			December 31, 2007(unaudited) and June 30, 2007		3

		Condensed Statements of Operations -
			Three and Six-months Ended December 31, 2007
			and 2006 (unaudited)					4

		Condensed Statements of Cash Flows for
	       the Six-months Ended December 31, 2007
	       and 2006 (unaudited)						5

	       Notes to Condensed Financial Statements (unaudited)		6

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations						11

Item 3.	Controls and Procedures							21

Part II	Other Information


Item 2.	Unregistered Sales of Equity Securities and Use
       of Proceeds								22

Item 4.	Submission of Matters to a Vote of Security
			Holders							22

Item 6.	Exhibits 								23


PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                     DECEMBER 31,        JUNE 30,
                                         2007              2007
ASSETS:
                                     (unaudited)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS           $289,284          $432,337
  ACCOUNTS RECEIVABLE net of
     $3,981 reserve                  1,178,253           922,627
  INVENTORIES                          997,299           701,425
  CONTRACT COSTS AND RELATED
   ESTIMATED PROFITS IN EXCESS
   OF BILLINGS                       1,226,083           581,619
  PREPAID EXPENSES AND OTHER
   CURRENT ASSETS                      137,069           147,686
                                     ---------           -------

      TOTAL CURRENT ASSETS           3,827,988         2,785,694
                                     ---------         ---------

PLANT, PROPERTY AND EQUIPMENT
  LAND AND IMPROVEMENTS                651,015           651,015
  BUILDING AND IMPROVEMENTS          1,885,653         1,885,653
  MACHINERY AND EQUIPMENT            3,155,009         3,091,584
  FURNITURE AND FIXTURES               206,686           205,539
                                     ---------         ---------
                                     5,898,363         5,833,791
Less accumulated depreciation        4,831,482         4,776,078
                                     ---------         ---------
                                     1,066,881         1,057,713
                                     ---------         ---------
DEFERRED COSTS                         75,095             75,095
                                     --------          ---------

TOTAL ASSETS                       $4,969,964         $3,918,502
                                   ==========         ==========



LIABILITIES AND STOCKHOLDERS'
 EQUITY:
 CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                    851,685            253,908
  ACCRUED EXPENSES AND OTHER
   LIABILITIES                        281,535            201,910
  ACCRUED COMPENSATION AND BENEFITS
   PAYABLE                            161,890            151,769
  ACCRUED PENSION COSTS                73,653            103,653
                                      -------            -------

    TOTAL CURRENT LIABILITIES       1,368,763            711,240
                                    ---------            -------

LONG-TERM PENSION LIABILITY           291,545            261,545
                                    ---------           --------


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   authorized  250,000 shares,
   issued and outstanding-none,           --                 --
  Common stock, par value $.01;
    authorized 3,000,000 shares;
    issued 1,693,397 at December
    31, 2007 and June 30, 2007         16,934            16,934
  Additional paid-in capital        2,815,245         2,815,245
  RETAINED EARNINGS                 1,067,287           703,348
  ACCUMULATED OTHER COMPREHENSIVE
   LOSS                              (102,782)         (102,782)
                                    ----------        ---------
                                    3,796,684         3,432,745
LESS: TREASURY STOCK 331,366
   SHARES at cost                    (487,028)         (487,028)
                                    ---------          --------


  TOTAL STOCKHOLDERS' EQUITY        3,309,656         2,945,717
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $4,969,964        $3,918,502
                                   ==========        ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                       THREE-MONTHS ENDED   SIX-MONTHS ENDED
                           DECEMBER 31,       DECEMBER 31,
                       2007       2006      2007      2006

REVENUES            $2,833,378  $1,490,408 $5,065,474 $3,136,179

COST OF REVENUES     2,069,404   1,367,198  3,921,898  2,833,611
                     ---------   ---------  ---------  ---------

GROSS PROFIT           763,974     123,210  1,143,576    302,568


SELLING,GENERAL
 & ADMINISTRATIVE      454,207       355,571   788,783  694,645
                       -------       -------   -------  -------

OPERATING INCOME/
  (LOSS)               309,767      (232,361)  354,793 (392,077)

   INTEREST EXPENSE          0        (2,994)        0   (5,145)

   OTHER INCOME - NET    8,867           311     9,146    4,709
                       -------       -------    ------   ------

INCOME/(LOSS) BEFORE
  INCOME TAXES         318,634      (235,044)  363,939 (392,513)

PROVISION FOR INCOME
  TAX                       --            --        --       --
                       -------       -------    ------  -------

NET INCOME/(LOSS)     $318,634     $(235,044) $363,939 $(392,513)
                      ========     =========  ========  ========






NET INCOME/(LOSS) PER
  COMMON SHARE-BASIC     $0.23      $(0.17)     $0.27  $(0.29)
NET INCOME/(LOSS) PER
  COMMON SHARE-DILUTED   $0.23      $(0.17)     $0.27  $(0.29)



WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:

   BASIC             1,362,031  1,362,031  1,362,031  1,362,031
   DILUTED           1,362,902  1,362,031  1,362,871  1,362,031

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                               SIX-MONTHS ENDED
                                                 DECEMBER 31,
                                             2007       2006

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)                           $363,939  $(392,513)
                                            --------  ---------
ADJUSTMENTS TO RECONCILE NET INCOME/
  (LOSS) TO NET CASH USED IN OPERATING
  ACTIVITIES:
   DEPRECIATION                               55,404     60,155
   (INCREASE)/DECREASE IN ACCOUNTS
      RECEIVABLE                            (255,626)   126,942
   (INCREASE)/DECREASE IN INVENTORIES       (295,874)   188,597
   (INCREASE) IN CONTRACT COSTS AND
     RELATED ESTIMATED PROFITS IN EXCESS
     OF BILLINGS                            (644,464)  (156,439)
   DECREASE IN PREPAID EXPENSES AND
    OTHER CURRENT ASSETS                      10,617     33,402
   INCREASE/(DECREASE)IN ACCOUNTS PAYABLE    597,777   (123,143)
  INCREASE/(DECREASE) IN ACCRUED EXPENSES
    AND OTHER LIABILITIES                     89,746   (142,389)
  INCREASE IN PENSION LIABILITY                   --      7,500
   TOTAL ADJUSTMENTS                        (442,420)    (5,375)
                                            --------      -----

NET CASH USED IN OPERATING ACTIVITIES        (78,481)  (397,888)
                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PLANT, PROPERTY AND
   EQUIPMENT                                 (64,572)   (14,970)
  DEFERRED COSTS                                  --        (86)
                                             -------    -------
NET CASH USED IN INVESTING ACTIVITIES        (64,572)   (15,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF DEBT                     --    (77,303)
                                             -------    -------

NET CASH USED IN FINANCING ACTIVITIES             --    (77,303)
                                             -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS   (143,053)  (490,247)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                  432,337  1,075,500
                                             -------  ---------


CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                $  289,284  $  585,253
                                        ==========  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

      INTEREST PAID                          $ --       $5,145
      INTEREST RECEIVED                       574        4,279

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS











THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Significant Accounting Policies
-------------------------------------
Basis of Presentation
---------------------
The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 (the "2007 Form 10-KSB").

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of December 31, 2007, and the results of operations for the three-months and six-months and cash flows for the six-months then ended. The results of operations and cash flows for the periods ended December 31, 2007 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2008.

As of December 31, 2007, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, except for the adoption of Financial Accounting Standards Board ("FASB")Financial Interpretation ("FIN")No. 48 "Accounting for Uncertainty in Income Taxes."

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


Income Taxes
------------
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to beginning retained earnings. The Company has completed its evaluation of the impact of the Company's July 1, 2007 adoption of FIN 48 and determined that such adoption did not have a material impact on its financial statements.

The tax years 1999 - 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

3.  Inventories
---------------
Inventories consist of:


                       December 31, 2007   June 30, 2007

Finished Goods             $116,751          $165,751
Work In Progress            124,371           137,678
Raw Materials               756,177           397,996
                           --------           -------
Total                      $997,299          $701,425
                           ========          ========

4.  Taxes on Income
-------------------
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $983,000 and $183,000 of federal and state net deferred tax assets, respectively, expiring beginning in 2012. In fiscal 2008 approximately $124,000 and $22,000 of these federal and state net deferred tax assets, respectively, have been reduced as a result of the net income for the six-month period ending December 31, 2007. The valuation allowance against these deferred tax assets has been reduced by a corresponding amount.


5.  Earnings Per Share
----------------------
Net income/(loss) per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net income/(loss) per share is computed by dividing reported net income/(loss) available to common shareholders by weighted average shares outstanding for the period. Diluted net income/(loss) per share is computed by dividing reported net income/(loss) available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income or loss per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. For the three-months ended December 31, 2007 the number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the quarter. For the three-months ended December 31, 2006 the number of shares excluded from the calculation was 35,000 due to the anti-dilutive effect they would have on the basic net loss.

For the six-months ended December 31, 2007 the number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the six-month period. For the six-months ended December 31, 2006 the number of shares excluded from the calculation was 35,000 due to the anti-dilutive effect they would have on the basic net loss.
                                    8


                            Three-months Ended December 31,
                             2007                  2006
                                   Per                      Per
                Income  Shares  Share   Loss     Shares    Share
                                 Amount                    Amount

Basic
 net
 income/
 (loss)
 per
 common
 share        $318,634 1,362,031 $.23  ($235,044) 1,362,031  ($.17)

Effect
 Of
 dilutive
 Securities        --        871  --        --         --      --
              ------- ---------- ----  ---------   ---------  ----

Diluted
 Net
 income/
 (loss)
 Per
 common
 share        $318,634 1,362,902 $.23  ($235,044) 1,362,031  ($.17)
              ======== ========= ====   ========  =========  =====


                             Six-months Ended December 31,
                             2007                 2006
                               Per                        Per
              Income  Shares  Share    Loss    Shares     Share
                              Amount                      Amount

Basic
 net
 income/
 (loss)
 Per
 Common
 Share      $363,939 1,362,031 $.27   ($392,513) 1,362,031  ($.29)

Effect
 Of
 dilutive
 Securities       --       840   --         --         --      --
             ------- ---------  ----   -------   --------   -----

Diluted
 net
 income/
 (loss)
 per
 common
 share      $363,939 1,362,871 $.27   ($392,513) 1,362,031  ($.29)
            ======== =========  ===    ========  =========  =====


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

The following tables present information about reported segment revenues, operating profit or loss, and reconciles such segment information to the Company's totals:

                       Three-months ended          Six-months ended
                         December 31,                 December 31,
                         2007       2006          2007        2006
Electronics Segment
  Revenues             $2,817,299  $1,474,864    $5,045,062  $3,110,490
  Operating Income/
    (Loss)                363,252    (185,150)      442,306    (317,034)

Leisure and Recreation
  Segment
  Revenues                 16,079      15,544        20,412      25,689
  Operating Loss          (53,485)    (47,211)      (87,513)    (75,043)

Total
  Revenues              2,833,378   1,490,408     5,065,474   3,136,179


  Operating Income/
 (Loss)                   309,767     (232,361)      354,793  (392,077)

Interest Expense                0       (2,994)            0    (5,145)
Other Income                8,867          311         9,146     4,709
Income Tax Benefit/Expense      0            0             0         0
                           ------     --------       -------    ------


  Net Income/(Loss)      $318,634    $(235,044)     $363,939 $(392,513)
                         ========    =========       =======  ========

THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-QSB, and with the audited financial statements, including the notes thereto, appearing in the Company's 2007 Form 10-KSB. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934.
All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1 (Description of Business - Operational Risks) of the Company's 2007 Form 10-KSB. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.



Operating Segments
-------------------
The Company is organized into two operating segments on the basis of the types of products offered. Each segment is comprised of separate and distinct businesses: the Electronics Segment - primarily business with the Department of Defense, and the Leisure and Recreation segment - primarily business with ski areas and resorts.

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

The sales and operating profit of each segment for the three- and six-month periods ended December 31, 2007 and December 31, 2006 are set forth in Note 6
- Operating Segments of the Notes to the Condensed Financial Statements.

Revenues
--------
Revenues of $2,833,378 for the second quarter of fiscal year 2008(the three-month period ended December 31, 2007) were 90% higher than in the second quarter of fiscal year 2007 (the three-month period ended December 31, 2006) when revenues were $1,490,408. Revenues for the second quarter of fiscal year 2008 were higher in both the Electronics segment and the Leisure and Recreation segment when compared to the same period in fiscal year 2007.

For the six-month period ended December 31, 2007, revenues totaled $5,065,474 which is 62% higher than total revenues of $3,136,179 for the six-month period ended December 31, 2006. Revenues in the Electronics segment were higher and Leisure and Recreation segment revenues were lower when compared to the six-month period ending December 31, 2006.

Information about the Company's operations in the two segments is set forth in Note 6 - Operating Segments of the Notes to the Condensed Financial Statements and is discussed in further detail below.

Electronics Segment
------------------
In the Electronics Segment, revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract.

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

Electronic product revenues accounted for 99% of total revenues for the second quarter of fiscal year 2008, and the second quarter of fiscal year 2007.
                                               12

Revenues in the Electronics Segment for the three-month period ended December 31, 2007 were $1,342,435 higher when compared to the same period in 2006. This increase in revenue is attributable to initial production efforts under a short-term contract to provide the United States Marine Corps with a 3.5kW generator set as described further below. Revenues resulting from the Company's research and development contracts were also higher in this three-month period compared to the same period last year as initial work was begun on two customer sponsored research and development subcontracts as described further below while revenues from replacement parts and other short term business was lower when compared to the same period last year.

During the three-month period ended December 31, 2007, production efforts under the Company's contracts to provide the Armed Forces with 2kW and 3.5kW diesel operated generator sets provided approximately 81% of the Electronic segment revenues compared to approximately 60% of such revenues in the same period last year when only 2kW generators were being provided by the Company. The Company's research and development contracts provided approximately 8% of Electronics Segment revenues during the three-month period ended December 31, 2007, versus approximately 4% of such revenues in the same period last year. Replacement parts and other short-term business provided approximately 11% of such revenues in the three-month period ended December 31, 2007, and approximately 36% of such revenues in the same period in 2006.

Revenues in the Electronics segment for the six-month period ended December 31, 2007 were $1,934,572 higher when compared to the same period in 2006. This increase in revenue is attributable to initial production efforts under a short-term contract to provide the United States Marine Corps with a 3.5kW generator set as described further below. Revenues resulting from the Company's research and development contracts described below were also higher in this six- month period compared to the same period in 2006 while revenues from replacement parts and other short term business were lower when compared to the same period last year

During the six-month period ended December 31, 2007, production efforts under the Company's contract to provide the Armed Forces with 2kW and 3.5kW diesel operated generator sets provided approximately 78% of the Electronic segment revenues compared to approximately 68% of such revenues in the same period in 2006. The Company's research and development contracts provided approximately 7% of Electronics segment revenues during the six-month period ended December 31, 2007, versus approximately 2% of such revenues in the same period in 2006. Replacement parts and other short-term business provided approximately 15% of such revenues in the six-month period ended December 31, 2007, and approximately 30% of such revenues in the same period in 2006.

In March 2007, the Company was awarded three related research and development sub-contracts, in the aggregate amount of approximately $230,400 to research and develop electronic controls for diesel fuel cell reformers. Work on these contracts began in the first fiscal quarter (ended September 30, 2007) and is expected to extend until April 2008. No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

In July 2007 the Company received a subcontract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit that can be mounted on the back of the USMC main battle tank, the Abrams M1A1. The development contract, for $646,400, was awarded by the USMC Tank Program Office, in Quantico, VA, through a sub-contract administered by CACI, Eatontown, NJ, and has the possibility of a follow-on production contract. Work on this contract also began in the first quarter of fiscal 2008 and is expected to continue into the quarter ending March 31, 2008. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

In August 2007, the Company received a new contract to provide auxiliary power systems for the United States Marine Corps (USMC) 'Logistic Vehicle'. This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government's option. The Logistics Vehicle Power System (LVPS) is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices. It is based on the Company's existing 2 kilowatt military tactical generator. A delivery order for the LVPS, valued at approximately $2.3 million was received in August 2007 and completed in December 2007. While the Company was successful in fulfilling the first delivery order, no assurance can be made that the Company will receive any future production orders as a result of this contract.

In December 2007 - the Company announced the award of a $985,976 subcontract from Fibertek, Inc. of Herndon, VA, as part of the U.S. Government's 2kW Military Tactical Generator (MTG) Product Improvements - Engine prime contract DAAB07-01-D-G602. This contract covers the efforts to successfully qualify an EPA compliant diesel engine for use in the 2kW portable Military Tactical Generator product line. This engineering and test effort will be conducted at the Company's Oakland, NJ, facility and is expected to be completed by November of 2008. Although no assurances can be made, the Company expects that first article testing, if successful, should result in the incorporation of the EPA compliant engine as a standard component of the 120 volt AC and 28 volt DC 2kW generator sets currently manufactured by the Company.

Previously, on September 28, 2004, the Company was awarded a "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1.5 million, for research and development of a lighter, quieter 2kW diesel generator. Work on this project continued through September 2006 when funding for the project was substantially exhausted and the contract expired on March 31, 2007. As a result the Company did not realize any revenue from this contract during the first six months of fiscal 2008 but did realize approximately $75,000 during the first six months of fiscal year 2007.

The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage-of-completion method of accounting to record revenues, material costs have an impact upon recorded revenues (see Note 1-A, Revenue Recognition of the Notes to Financial Statements in the Company's 2007 Form 10-KSB).

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $5.4 million as of December 31, 2007. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal years 2008 and 2009 revenues.

As of December 31, 2006 the aggregate value of the Company's backlog of electronic products not previously recognized as revenue was approximately $2.5 million.

Leisure and Recreation Segment
------------------------------
In the Leisure and Recreation segment, revenues for the three-month period ended December 31, 2007 increased by approximately $535 when compared to the same period in 2006. This is attributable to an increase in the sale of repair and replacement parts for machinery previously sold and no longer under warranty during the three-month period ended December 31, 2007.

During the six-month period ended December 31, 2007, revenues decreased approximately $5,277 when compared to the same period in 2006. This decrease in revenues is attributable to fewer sales of repair and replacement parts for previously sold snowmaking machines.

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

Gross Profit
------------
The Company's gross profit was $763,974 for the second quarter of fiscal year 2008, compared with gross profit of $123,210 for the second quarter of fiscal year 2007.

Gross margin is the measure of gross profit as a percentage of revenues. It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. The Company's gross margin was 27% for the three-month period ended December 31, 2007 and 8% for the three-month period ended December 31, 2006. The increase in gross margin is attributable to an increase in revenues for the three-month period ended December 31, 2007, principally from the sales of 3.5 kW generator sets, compared to the same period in 2006.

For the six-month period ended December 31, 2007, the Company's gross profit was $1,143,576 compared to $302,568 for the six-month period ended December 31, 2006.

The Company's gross margin was approximately 23% for the six-month period ended December 31, 2007 and approximately 10% during the six-month period ended December 31, 2006. These improved results for the first six months of fiscal year 2008 are due to several factors. The first factor is the addition of production efforts under the Company's short-term contract to provide the United States Marines with 3.5kW generator sets and the second factor is an increase in customer sponsored research and development activities. The increased efforts in these two areas provides a greater basis for allocating the Company's fixed production costs thereby improving the margins on all of the Company's product lines. Additionally the selling price of the 3.5kW generators is reflective of current material costs unlike the 2kW generator contract, the gross margin on which has diminished over time due to material costs rising faster than price increases allowed in the contract.

In the last quarter of fiscal year 2006 the Company instituted price increases for delivery of generators sold separately from the prime contract. Delivery on these orders during the first six months of fiscal 2008 reflect this price increase, however, since the number of such generators is relatively small, the contribution to gross margin from these sales was not significant.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General and Administrative expense for the three-months ended December 31, 2007 were $454,207 or 16% of revenue. For the three-months ended December 31, 2006, Selling, General and Administrative expenses totaled $355,571 or 24% of revenue.

Selling, General and Administrative expense for the six-months ended December 31, 2007 were $788,783 or 16% of revenue. For the six-months ended December 31, 2006, Selling, General and Administrative expenses totaled $694,645 or 22% of revenue. Expenditures for the six-month period ended December 31, 2007 were slightly higher when compared with the same period last year primarily due to increased product development efforts and increased sales and marketing efforts.

Interest Expense
----------------
The Company had no interest expense for the three-months ended December 31, 2007 compared to $2,994 for the same period in 2006. This reduction in interest expense is a result of the Company paying off its mortgage note during fiscal 2007.

The Company had no interest expense for the six-months ended December 31, 2007 compared to $5,145 for the same period last year. This reduction in interest expense is a result of the Company paying off its mortgage note during fiscal 2007.

Other Income - Net
-----------------
Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $8,867 for the three-months ended December 31, 2007 was comprised of interest income of $354, and miscellaneous income primarily from the sale of scrap of $8,513.

For the three-months ended December 31, 2006, other income of $311 was comprised of interest income of $1,656 and miscellaneous expense of $1,345.

Other income of $9,146 for the six-months ended December 31, 2007 was comprised of interest income of $574, and miscellaneous income of $8,572.

For the six-months ended December 31, 2006, other income of $4,709 was comprised of interest income of $4,279 and miscellaneous expense of $430.

Net Income/Loss before income taxes
-----------------------------------
Net income before income taxes for the three-month period ended December 31, 2007 was $318,634. For the same period in 2006 net loss before income taxes was $235,044.

Results for the second quarter of fiscal year 2008 increased when compared to the same period in fiscal year 2007 primarily due to higher gross profit while Selling, General and Administrative costs were slightly lower as discussed above.

Net income before income taxes for the six-month period ended December 31, 2007 was $363,939. For the same period in 2006 net loss before income taxes was $392,513.

Results for the six-month period ended December 31, 2007 increased when compared to the same period in 2006 primarily due to higher gross profit and slightly lower Selling, General and Administrative costs as discussed above.

Taxes on Income
--------------
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $983,000 and $183,000 of federal and state net deferred tax assets, respectively, expiring beginning in 2012. In fiscal 2008 approximately $124,000 and $22,000 of these federal and state net deferred tax assets, respectively, have been reduced as a result of the net income for the six-month period ending December 31, 2007. The valuation allowance against these deferred tax assets has been reduced by a corresponding amount.

Liquidity and Capital Resources
-------------------------------
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000. This line of credit expired on February 28, 2007. Starting in fiscal year 2008, the Company has changed the way it progress bills on new contracts. The Company now attempts to negotiate payment based on achievement of milestones rather than relying on demonstration of incurred costs. This approach is expected to result in the Company receiving payment at or before the time it must pay its vendors. The two new contracts described under "Electronics Segment" above that were received early in fiscal year 2008 have been structured this way and the Company intends to continue this approach where possible.

As of December 31, 2007 the Company had no material capital expenditure commitments. Management believes that the Company's current cash combined with progress and milestone payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At December 31, 2007, the Company's working capital was $2,459,225 compared to $2,074,454 at June 30, 2007.

The ratio of current assets to current liabilities was 2.80 to 1 at December 31, 2007 and 3.92 to 1 at June 30, 2007.

The following table is a summary of the Statements of Cash Flows in the Company's Condensed Financial Statements:

                                Six months ended December 31,

                                     2007          2006

Net Cash used in
  Operating activities           ($78,481)         ($397,888)
  Investing activities           ($64,572)          ($15,056)
  Financing activities                ($0)          ($77,303)


Operating Activities:
--------------------
Adjustments to reconcile net income/(loss) to net cash used in operations are presented in the Statements of Cash Flows in the Company's Condensed Financial Statements.

Net cash used in operating activities for the six-month period ended December 31, 2007 was comprised primarily of net income before depreciation, increases in accounts receivable, contract costs and related estimated profits in excess of billings, and inventories which were partly offset by increases in accounts payable and accrued expenses and a decrease in prepaid expense.

Net cash used in operating activities for the six-month period ended December 31, 2006 was comprised primarily of net loss before depreciation, an increase in contract costs and related estimated profits in excess of billings and decreases in accounts payable and accrued liabilities which were partly offset by decreases in inventories, accounts receivable, prepaid expenses and other current assets.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $71,061 of these costs during the six-month period ended December 31, 2007. For the six-month period ended December 31, 2006, the Company expensed $30,819 of research and development costs.

Investing Activities:
--------------------
During the six-month period ended December 31, 2007, net cash of $64,572 was used in investing activities all of which was used for capital expenditures.

During the six-month period ended December 31, 2006, net cash of $15,056 was used in investing activities. This amount consisted of $14,970 used for capital expenditures, and $86 of deferred costs.


Financing Activities:
--------------------
During the six-month period ended December 31, 2007, the Company expended no cash on financing activities.

During the six-month period ended December 31, 2006, net cash used in financing activities amounted to $77,303. This amount was used toward the repayment of the Company's term loan as described further below. As of December 31, 2006, the Company had no long-term debt.

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

The Company also had a line of credit agreement with the Bank in the amount of $500,000 at an annual interest rate equal to the Bank's prime rate (8.25% as of December 31, 2006) plus 0.25 percent. In February 2007, the Bank advised the Company that the Bank would not renew the line of credit. This line of credit is currently not vital for the Company; however the Company is endeavoring to obtain a replacement credit facility from another lending institution.

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

However, since the Act was passed in June of 2004, the State has repeatedly delayed promulgation of final regulations. Originally expected in 2005, they were only recently finalized in December 2007. The Company is evaluating those regulations and creating a plan for moving forward in its efforts to monetize the property. There are still significant uncertainties and accordingly, no assurances can be given that the Company's efforts will be successful or if successful, the timing thereof.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

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

The Company's primary sources of revenue include products with long manufacturing lead times. These products, in particular, are its 2kW generator sets and its HEDCO snowmaking machines. The Government sector has been ordering small quantities of 2kW generator sets for specific uses pursuant to short-term orders independent of the Company's 2kW contract and the market for snowmaking equipment now demands short delivery lead-times. Recognizing this, the Company has committed some of its resources to making a quantity of these products readily available by producing them for inventory and sales. In the second fiscal quarter of 2008 the Company revised its marketing strategy with regard to its HEDCO snowmaking machines and has recorded a $30,000 inventory adjustment against its finished snowmakers. This will allow the Company to price the machines held in inventory more aggressively in the marketplace. The Company's investments in 2kW generator and Snowcub-related inventory are an important component of management's business strategy of growing the Company's market share.

Despite the inherent risks and uncertainties of investing in inventory, management believes that these investments in inventory are important because they allow the Company to be more responsive to the needs of its customers.

The Company faces competition in many areas and from companies of various sizes, capabilities and resources. Competitive factors include product quality, technology, product availability, price, and customer service. Management believes that the reputation of the Company in these areas provides a significant positive competitive factor. As part of its overall business strategy, management is continuing to re-enforce customer awareness of the Company's current and past performance as a Department of Defense supplier, its product quality and reliability, and its historically strong customer relationships.

The U.S. Army has changed its priorities regarding product improvements to the 2kW Generator Program (see "Electronics Segment" above). These priorities have shifted away from long range product improvement toward less extensive, more immediate product improvement. As a result, management has re-evaluated its approach to the second and third strategic objectives described above. Rather than continuing to develop new internal technologies, the Company is now attempting to capitalize on its previous investments in technology in its efforts to obtain business in related military power markets and to expand into related military product categories. For additional discussion of the Company's prior efforts at long range product improvements to the 2kW Generator Program, see Management's Discussion and Analysis of Financial Condition and Results of Operations -"Electronics Segment" included in the Company's 2007 Form 10-KSB.

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

In the near term, a continued return to profitability is the Company's primary objective. The two new development contracts, and the customer-funded research and development contract and sub-contracts, described above contribute to this goal. At present, the Company is not actively pursuing opportunities for piece and component manufacturing work and other short-term business that would utilize existing factory capacities and capabilities as discussed in its Form 10-QSB for the period ending March 31, 2007, due to the lack of excess capacity in the Company's factory. However, the Company may consider pursuing such opportunities in the future. The Company is continuing to pursue possible sub-contracting relationships with other companies and defense contractors that leverage the Company's current expertise and technology.

Critical Accounting Policies and Estimates
------------------------------------------
The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company's 2007 Form 10-KSB.

ITEM 3.	Controls and Procedures
-----------------------------------
The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2007, the design and operation of the Company's disclosure controls and procedures were effective. Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

On December 5, 2007, at the Company's annual meeting of shareholders, the following six directors were elected to serve for the ensuing year. Set forth below are the number of votes cast for, or withheld with respect to, each such person (who were the Company's nominees for directors):

Name					For			Withheld

Frances D. Dewey			1,198,645		17,392
John H.D. Dewey				1,214,252		 1,785
James M. Link				1,214,331		 1,706
John B. Rhodes				1,214,331		 1,706
Nathaniel Roberts			1,198,724		17,313
Ronald Tassello				1,214,331		 1,706

Item 6.	Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this quarterly report on Form 10-
QSB.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					THE DEWEY ELECTRONICS CORPORATION



					/s/ John H.D. Dewey
Date:  February 13, 2008		John H.D. Dewey
					President and Chief Executive Officer




					/s/ Stephen P. Krill
Date:  February 13, 2008		Stephen P. Krill
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






