Form 10QSB
period 2008-03-31
DEWEY ELECTRONICS CORP
filed 2008-05-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - QSB


(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTOF 1934

                    For the quarterly period ended March 31, 2008


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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 1,362,031 at May 7, 2008.
_______________________________________
Transitional Small Business Disclosure Format (Check one):  YES___ NO_X_




THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                                 Page No.

Part I      Financial Information

Item 1.     Condensed Financial Statements

Condensed Balance Sheets -
March 31, 2008(unaudited) and June 30, 2007                        3

Condensed Statements of Operations -
Three and Nine-months Ended March 31, 2008
and 2007 (unaudited)                                               4

Condensed Statements of Cash Flows for
the Nine-months Ended March 31, 2008
and 2007 (unaudited)                                               5

Notes to Condensed Financial Statements (unaudited)                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               11

Item 3.  Controls and Procedures                                  21

Part II  Other Information


Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                              22

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                  22

Item 6.  Exhibits                                                 22

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                                MARCH 31,        JUNE 30,
                                                2008             2007
ASSETS:                                         (unaudited)

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                     $ 325,609         $ 432,337
  ACCOUNTS RECEIVABLE NET OF $3,981 RESERVE       929,300           922,627
  INVENTORIES                                     933,063           701,425
  CONTRACT COSTS AND RELATED ESTIMATED
   PROFITS IN EXCESS OF BILLINGS                1,275,591           581,619
  PREPAID EXPENSES AND OTHER CURRENT ASSETS       149,358           147,686
                                                _________         _________

      TOTAL CURRENT ASSETS                      3,612,921         2,785,694
                                                _________         _________

PLANT, PROPERTY AND EQUIPMENT
  LAND AND IMPROVEMENTS                           651,015           651,015
  BUILDING AND IMPROVEMENTS                     1,885,653         1,885,653
  MACHINERY AND EQUIPMENT                       3,208,069         3,091,584
  FURNITURE AND FIXTURES                          206,686           205,539
                                                _________         _________
                                                5,951,423         5,833,791
Less accumulated depreciation                   4,859,184         4,776,078
                                                _________         _________
                                                1,092,239         1,057,713
                                                _________         _________

DEFERRED COSTS                                     75,095            75,095

TOTAL ASSETS                                   $4,780,255        $3,918,502
                                               ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                 653,156          253,908
  ACCRUED EXPENSES AND OTHER LIABILITIES           219,505          201,910
  ACCRUED COMPENSATION AND BENEFITS PAYABLE        180,360          151,769
  ACCRUED PENSION COSTS                             73,653          103,653
                                                __________       __________
    TOTAL CURRENT LIABILITIES                    1,126,674          711,240
                                                __________       __________
LONG-TERM PENSION LIABILITY                        306,545          261,545
                                                __________       __________


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
    250,000 shares, issued and outstanding-
    none,                                              --                --
  Common stock, par value $.01;
    authorized 3,000,000  shares; issued
    1,693,397 at March 31, 2008 and
    June 30, 2007                                  16,934            16,934
  Additional paid-in capital                    2,815,245         2,815,245
  RETAINED EARNINGS                             1,104,667           703,348
  ACCUMULATED OTHER COMPREHENSIVE LOSS           (102,782)         (102,782)
                                                _________         _________
                                                3,834,064         3,432,745
LESS: TREASURY STOCK 331,366 SHARES at cost      (487,028)         (487,028)
                                                _________         _________

  TOTAL STOCKHOLDERS' EQUITY                    3,347,036         2,945,717
                                               __________        __________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $4,780,255        $3,918,502
                                               ==========        ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                              THREE-MONTHS ENDED,     NINE-MONTHS ENDED
                              March 31,               March 31,

                              2008        2007        2008        2007

REVENUES                      $2,414,946  $1,170,845  $7,480,420 $4,307,024

COST OF REVENUES               1,906,853   1,671,786   5,828,751  4,505,397
                              __________  __________  __________ __________

GROSS PROFIT/(LOSS)              508,093    (500,941)  1,651,669   (198,373)

SELLING,GENERAL &
  ADMINISTRATIVE                 470,036     414,267   1,258,819  1,108,912
                              __________   _________  __________ __________

OPERATING INCOME/(LOSS)           38,057    (915,208)    392,850 (1,307,285)

   INTEREST EXPENSE                    0         (36)          0     (5,181)

   OTHER INCOME/(EXPENSE)
       - NET                        (677)      1,087       8,469      5,796
                              __________  __________  __________ __________

INCOME/(LOSS) BEFORE INCOME
  TAXES                           37,380    (914,157)    401,319 (1,306,670)

PROVISION FOR INCOME TAX              --          --          --         --
                               __________  __________  __________ __________

NET INCOME/(LOSS)                $37,380   $(914,157)   $401,319 $(1,306,670)
                              ==========  ===========  ========== ==========




NET INCOME/(LOSS) PER
  COMMON SHARE-BASIC          $0.03       $(0.67)     $0.29       $(0.96)
NET INCOME/(LOSS) PER
  COMMON SHARE-DILUTED        $0.03       $(0.67)     $0.29       $(0.96)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                     1,362,031    1,362,031   1,362,031  1,362,031
   DILUTED                   1,363,043    1,362,031   1,362,945  1,362,031

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                 NINE-MONTHS ENDED
                                                     MARCH 31,
                                             2008           2007

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)                            $401,319       $(1,306,670)
ADJUSTMENTS TO RECONCILE NET INCOME/
 (LOSS) TO NET CASH PROVIDED BY/(USED
  IN) OPERATING ACTIVITIES:
   DEPRECIATION                                83,106            90,232

   WRITE OFF OF CAPITALIZED
    DEVELOPMENT COSTS                               0           703,799
   (INCREASE)/DECREASE IN ACCOUNTS
      RECEIVABLE                               (6,673)           78,543
   (INCREASE)/DECREASE IN INVENTORIES        (231,638)          173,788
   (INCREASE) IN CONTRACT COSTS AND
      RELATED ESTIMATED PROFITS
      IN EXCESS OF BILLINGS                  (693,972)         (121,278)
   DECREASE IN PREPAID EXPENSES AND
    OTHER CURRENT ASSETS                       (1,672)            1,727
   INCREASE/(DECREASE)IN ACCOUNTS PAYABLE     399,248          (165,656)
  INCREASE/(DECREASE) IN ACCRUED EXPENSES
    AND OTHER LIABILITIES                      46,186           (81,213)
  INCREASE IN PENSION LIABILITY                15,000            26,250
   TOTAL ADJUSTMENTS                         (390,415)          706,192
                                             ________        ___________


NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES                         10,904          (600,478)
                                             ________       ___________


CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PLANT, PROPERTY
    AND EQUIPMENT                            (117,632)          (17,462)
  DEFERRED COSTS                                   --            (1,063)
                                             ________        ___________
NET CASH USED IN INVESTING ACTIVITIES        (117,632)          (18,525)
                                             ________       ___________


CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS OF DEBT                      --           (86,047)
                                             ________        __________

NET CASH USED IN FINANCING ACTIVITIES              --           (86,047)
                                             ________         __________


NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                (106,728)         (705,050)


CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         432,337         1,075,500
                                             ________        __________


CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                  $325,609        $  370,450
                                             ========        ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST PAID                           $    --        $    5,181
      INTEREST RECEIVED                         1,476             5,392




SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Significant Accounting Policies
=====================================
Basis of Presentation
=====================

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2008, and the results of operations for the three-months and nine-months and cash flows for the nine-months then ended. The results of operations and cash flows for the periods ended March 31, 2008 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2008.

As of March 31, 2008, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, except for the adoption of Financial Accounting Standards Board ("FASB")Financial Interpretation ("FIN")No. 48 "Accounting for Uncertainty in Income Taxes."

Revenue Recognition
===================
Revenues and estimated earnings under long-term defense contracts (including some research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company currently has one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it does not recognize revenue based on the percentage-of-completion method rather revenue is recorded with the successful completion of each milestone in accordance with the contract terms.

The Company uses the percentage-of-completion method to recognize revenue for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods. Revenue and earnings for all other orders for replacement parts are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.
                                 6

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

Use of Estimates
================
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, among others, lower of cost or market estimates for inventories, realization of deferred tax assets, revenue recognition and certain accrued expenses. Actual results could differ from those estimates.

Income Taxes
============
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to beginning retained earnings. The Company has completed its evaluation of the impact of the Company's July 1, 2007 adoption of FIN 48 and determined that such adoption did not have a material impact on its financial statements.

The tax years 2001 - 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

2.  Recent Accounting Pronouncements
====================================
In February 2007, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not own any financial instruments and does not expect this statement to have an effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".
This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB agreed to defer, for one year, the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact of this Statement on its financial statements.

3.  Inventories
===============
Inventories consist of:

       March 31, 2008		June 30, 2007

Finished Goods			$116,751			$165,751
Work In Progress			 100,452			 137,678
Raw Materials			 715,860			 397,996
					________			________
Total					$933,063			$701,425
					========			========

4.  Taxes on Income
===================
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $970,000 and $180,000 of federal and state net deferred tax assets, respectively, expiring beginning in In fiscal 2008 approximately $136,000 and $24,000 of these federal and state net deferred tax assets, respectively, have been reduced as a result of the net income for the nine-month period ending March 31, 2008. The valuation allowance against these deferred tax assets has been reduced by a corresponding amount.

5.  Earnings Per Share
======================
Net income/(loss) per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net income/(loss) per share is computed by dividing reported net income/(loss) available to common shareholders by weighted average shares outstanding for the period. Diluted net income/(loss) per share is computed by dividing reported net income/(loss) available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income or loss per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. For the three-months ended March 31, 2008 the number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the quarter. For the three-months ended March 31, 2007 the number of shares excluded from the calculation was 35,000 due to the anti-dilutive effect they would have on the basic net loss.

For the nine-months ended March 31, 2008 the number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the nine-month period. For the nine-months ended March 31, 2007 the number of shares excluded from the calculation was 35,000 due to the anti-dilutive effect they would have on the basic net loss.

                                      Three-months Ended March 31,
                         2008                         2007
                                    Per                           Per
               Income   Shares      Share   Loss     Shares       Share
                                    Amount                        Amount
Basic
 Net
 Income
 /(loss)
 per
 common
 share        $37,380   1,362,031   $.03   ($914,157) 1,362,031  ($.67)


Effect
Of
 dilutive
 Securities       --        1,012     --         --         --      --
               _____     ________    ____    _______    _______   ____

Diluted net
 income/
 (loss)
 Per
 Common
 Share        $37,380   1,363,043   $.03   ($914,157) 1,362,031  ($.67)
              =======   =========   ===    =========  =========   ====


                                       Nine-months Ended March 31,
                        2008                          2007
                                    Per                           Per
              Income   Shares       Share    Loss     Shares      Share
                                    Amount                        Amount

Basic
 Net
 Income
/(loss)
Per
 Common
 Share        $401,319  1,362,031   $.29   ($1,306,670) 1,362,031  ($.96)

Effect
 Of
 dilutive
Securities          --       914      --           --          --     --
               _______   _______    ____   __________   _________   ____

Diluted
 Net
 income/
(loss)
 Per
 Common
 Share         $401,319  1,362,945   $.29   ($1,306,670) 1,362,031  ($.96)
               ========  =========   ====    ==========  =========   ====

6.  Operating Segments
=======================
The Company operates in two segments: Electronics, and Leisure and Recreation. Operations in the Electronics Segment are primarily related to supplying electronics and electrical products and systems for the United States Government as a prime contractor or subcontractor. Operations in the Leisure and Recreation segment involve the production and sale of snowmaking machinery and servicing of such machinery at the purchaser's expense beyond the warranty period. Total revenue by segment represents sales to unaffiliated customers, as reported in the Company's Statements of Operations. There are no inter-segment sales.

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

The following tables present information about reported segment revenues, operating profit or loss, and reconciles such segment information to the Company's totals:

                            Three-months ended         Nine-months ended
                                March 31,                  March 31,

                           2008          2007         2008        2007

Electronics Segment
  Revenues             $2,392,554   $1,164,869     $7,437,616   $4,275,359
  Operating Income/
   (Loss)                  52,711     (871,033)       495,019   (1,188,067)

Leisure and Recreation
  Segment
  Revenues                 22,392        5,976         42,804       31,665
  Operating Loss          (14,654)     (44,175)      (102,169)    (119,218)

Total
  Revenues              2,414,946    1,170,845      7,480,420    4,307,024

  Operating Income/
    (Loss)                 38,057     (915,208)       392,850   (1,307,285)

Interest Expense                0          (36)             0       (5,181)
Other Income/(Expense)       (677)       1,087          8,469        5,796
Income Tax Benefit/
  Expense                       0            0              0            0
                        _________    _________       ________     ________

  Net Income/(Loss)       $37,380    $(914,157)      $401,319  $(1,306,670)
                        =========    =========       ========   ==========

THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
==========================================================================
The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-QSB, and with the audited financial statements, including the notes thereto, appearing in the Company's 2007 Form 10-KSB. Certain statements in this report may be deemed "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.
Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1 (Description of Business - Operational Risks) of the Company's 2007 Form 10-KSB. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Operating Segments
==================
The Company is organized into two operating segments on the basis of the types of products offered. Each segment is comprised of separate and distinct businesses: the Electronics Segment - primarily business with the Department of Defense, and the Leisure and Recreation segment - primarily business with ski areas and resorts.

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

There are no intersegment sales.

Results of Operations
=====================
The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The sales and operating profit of each segment for the three- and nine-month periods ended March 31, 2008 and March 31, 2007 are set forth in Note 6 - Operating Segments of the Notes to the Condensed Financial Statements.

Revenues
========
Revenues of $2,414,946 for the third quarter of fiscal year 2008(the three-month period ended March 31, 2008) were 106% higher than in the third quarter of fiscal year 2007 (the three-month period ended March 31, 2007) when revenues were $1,170,845. Revenues for the third quarter of fiscal year 2008 were higher in both the Electronics segment and the Leisure and Recreation segment when compared to the same period in fiscal year 2007.

For the nine-month period ended March 31, 2008, revenues totaled $7,480,420 which is 74% higher than total revenues of $4,307,024 for the nine-month period ended March 31, 2007. Revenues in the Electronics segment and Leisure and Recreation segment were both higher when compared to the nine-month period ending March 31, 2007.

Information about the Company's operations in the two segments is set forth in
Note 6 - Operating Segments of the Notes to the Condensed Financial Statements and is discussed in further detail below.

Electronics Segment
===================
In the Electronics Segment, revenues and estimated earnings under long-term defense contracts (including some research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company currently has one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it does not recognize revenue based on the percentage-of-completion method as revenue is recorded with the successful completion of each milestone in accordance with the contract terms.

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

Electronic product revenues accounted for 99% of total revenues for the third quarter of fiscal year 2008, and the third quarter of fiscal year 2007.

Revenues in the Electronics Segment for the three-month period ended March 31, 2008 were $1,227,685 higher when compared to the same period in 2007. This increase in revenue is attributable to an increase in production of 2 kW generator sets under both the Company's prime contract with the United States Army and for delivery to other subcontractors. Revenues resulting from the Company's research and development contracts were also higher in this three-month period compared to the same period last year as work continued on two customer sponsored research and development subcontracts and initial work began on a third subcontract as described further below while revenues from replacement parts and other short term business was lower when compared to the same period last year.

During the three-month period ended March 31, 2008, production efforts under the Company's contracts to provide the Armed Forces with 2kW diesel operated generator sets provided approximately 53% of the Electronic segment revenues compared to approximately 62% of such revenues in the same period last year.
The Company's research and development contracts provided approximately 17% of Electronics Segment revenues during the three-month period ended March 31, 2008, while no revenue was recognized from research and development contracts in the same period last year. Replacement parts and other short-term business provided approximately 30% of such revenues in the three-month period ended March 31, 2008, and approximately 38% of such revenues in the same period in 2007.

Revenues in the Electronics segment for the nine-month period ended March 31, 2008 were $3,162,257 higher when compared to the same period in 2007. This increase in revenue is attributable to initial production efforts under a short-term contract to provide the United States Marine Corps with a 3.5kW generator set as described further below and increased production of the Company's 2kW generator sets. Revenues resulting from the Company's research and development contracts described below were also higher in this nine-month period compared to the same period in 2007 as well as revenues from replacement parts and other short term business when compared to the same period last year.

During the nine-month period ended March 31, 2008, production efforts under the Company's contract to provide the Armed Forces with 2kW and 3.5kW diesel operated generator sets provided approximately 70% of the Electronic segment revenues compared to approximately 66% of such revenues in the same period in 2007. The Company's research and development contracts provided approximately 10% of Electronics segment revenues during the nine-month period ended March 31, 2008, versus approximately 2% of such revenues in the same period in 2007. Replacement parts and other short-term business provided approximately 20% of such revenues in the nine-month period ended March 31, 2008, and approximately 32% of such revenues in the same period in 2007.

In March 2007, the Company was awarded three related research and development sub-contracts, in the aggregate amount of approximately $230,400 to research and develop electronic controls for diesel fuel cell reformers. Work on these contracts began in the first fiscal quarter (ended September 30, 2007) and is expected to extend until the third quarter of fiscal 2009. No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

In July 2007 the Company received a subcontract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit that can be mounted on the back of the USMC main battle tank, the Abrams M1A1. The development contract, for $646,400, was awarded by the USMC Tank Program Office, in Quantico, VA, through a sub-contract administered by CACI, Eatontown, NJ, and has the possibility of a follow-on production contract. Work on this contract also began in the first quarter of fiscal 2008 and is continuing into the quarter ending June 30, 2008. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

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

In December 2007 - the Company announced the award of a $985,976 subcontract from Fibertek, Inc. of Herndon, VA, as part of the U.S. Government's 2kW Military Tactical Generator (MTG) Product Improvements - Engine prime contract DAAB07-01-D-G602. This contract covers the efforts to successfully qualify an EPA compliant diesel engine for use in the 2kW portable Military Tactical Generator product line. This engineering and test effort is being conducted at the Company's Oakland, NJ, facility. Initial test efforts began during the third fiscal quarter (ended March 31, 2008) and are expected to be completed by November of 2008. Although no assurances can be made, the Company expects that first article testing, if successful, should result in the incorporation of the EPA compliant engine as a standard component of the 120 volt AC and 28 volt DC 2kW generator sets currently manufactured by the Company.

Previously, on September 28, 2004, the Company was awarded a "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1.5 million, for research and development of a lighter, quieter 2kW diesel generator. Work on this project continued through September 2006 when funding for the project was substantially exhausted and the contract expired on March 31, 2007. As a result the Company did not realize any revenue from this contract during the first nine months of fiscal 2008 but did realize approximately $75,000 during the first nine months of fiscal year 2007.

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

The aggregate value of the Company's backlog of electronic products not previously recorded as revenues was $5.3 million as of March 31, 2008. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal years 2008 and 2009 revenues.

As of March 31, 2007 the aggregate value of the Company's backlog of electronic products not previously recognized as revenue was approximately $3.1 million.

Leisure and Recreation Segment
==============================
In the Leisure and Recreation segment, revenues for the three-month period ended March 31, 2008 increased by approximately $16,416 when compared to the same period in 2007. This is attributable to an increase in the sale of repair and replacement parts for machinery previously sold and no longer under warranty during the three-month period ended March 31, 2008.

During the nine-month period ended March 31, 2008, revenues increased approximately $11,139 when compared to the same period in 2007. This increase in revenues is attributable to greater sales of repair and replacement parts for previously sold snowmaking machines.

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

Gross Profit
============
The Company's gross profit was $508,093 for the third quarter of fiscal year 2008, compared with gross loss of $500,941 for the third quarter of fiscal year 2007. The loss recorded in fiscal 2007 was primarily the result of the write off of the Company's capitalized development costs during the third quarter of fiscal 2007.

Gross margin is the measure of gross profit as a percentage of revenues. It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. The Company's gross margin was 21% for the three-month period ended March 31, 2008 and a negative gross margin of (43%)for the three-month period ended March 31, 2007. The increase in gross margin is attributable to an increase in revenues for the three-month period ended March 31, 2008, principally from the sales of 2kW generator sets and increased revenue from customer funded research and development contracts compared to the same period in 2007.

For the nine-month period ended March 31, 2008, the Company's gross profit was $1,651,669 compared to a gross loss of $198,373 for the nine-month period ended March 31, 2007.

The Company's gross margin was approximately 22% for the nine-month period ended March 31, 2008 and a negative gross margin of approximately (5%) during the nine-month period ended March 31, 2007. These improved results for the first nine months of fiscal year 2008 are due to several factors. The first factor is the addition of production efforts under the Company's short-term contract to provide the United States Marines with 3.5kW generator sets. The second factor is increased production of the Company's 2kW generator sets produced for the U.S. Army and other sub-contractors and the third factor is an increase in customer sponsored research and development activities. The increased efforts in these three areas provides a greater basis for allocating the Company's fixed production costs thereby improving the margins on all of the Company's product lines. Additionally the selling price of the 3.5kW generators is reflective of current material costs unlike the 2kW generator contract, the gross margin on which has diminished over time due to material costs rising faster than price increases allowed in the contract.

In the last quarter of fiscal year 2006 the Company instituted price increases for delivery of generators sold separately from the prime contract. Delivery of these orders during the first nine months of fiscal 2008 reflect this price increase and accounted for approximately 19% of total gross profit for the nine-month period ended March 31, 2008. Delivery of these generators did not contribute a significant amount to gross profit during the same period in fiscal 2007.

Selling, General and Administrative Expenses
============================================
Selling, General and Administrative expense for the three-months ended March 31, 2008 were $470,036 or 19% of revenue. For the three-months ended March 31, 2007, Selling, General and Administrative expenses totaled $414,267 or 35% of revenue.

Selling, General and Administrative expense for the nine-months ended March 31, 2008 were $1,258,819 or 17% of revenue. For the nine-months ended March 31, 2007, Selling, General and Administrative expenses totaled $1,108,912 or 26% of revenue. Expenditures for the nine-month period ended March 31, 2008 were higher when compared with the same period last year primarily due to increased product development efforts and increased sales and marketing efforts.

Interest Expense
================
The Company had no interest expense for the three-months ended March 31, 2008 compared to $36 for the same period in 2007. This reduction in interest expense is a result of the Company paying off its mortgage note during fiscal 2007.

The Company had no interest expense for the nine-months ended March 31, 2008 compared to $5,181 for the same period last year. This reduction in interest expense is a result of the Company paying off its mortgage note during fiscal 2007.

Other Income - Net
==================
Amounts reported as other income represent the net effect of interest and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $677 for the three-months ended March 31, 2008 was comprised of bank fees of $1,231 and franchise tax of $1,711 partly offset by interest income of $902 and miscellaneous income of $1,363.

For the three-months ended March 31, 2007, other income of $1,087 was comprised of interest income of $1,112 and miscellaneous expense of $25.

Other income of $8,469 for the nine-months ended March 31, 2008 was comprised of interest income of $1,476, and miscellaneous income of $6,993.

For the nine-months ended March 31, 2007, other income of $5,796 was comprised of interest income of $5,391 and miscellaneous income of $405.

Net Income/Loss before income taxes
===================================
Net income before income taxes for the three-month period ended March 31, 2008 was $37,380. For the same period in 2007 net loss before income taxes was $914,157.

Results for the third quarter of fiscal year 2008 increased when compared to the same period in fiscal year 2007 primarily due to higher gross profit while Selling, General and Administrative costs were slightly higher as discussed above.

Net income before income taxes for the nine-month period ended March 31, 2008 was $401,319. For the same period in 2007 net loss before income taxes was $1,306,670.

Results for the nine-month period ended March 31, 2008 increased when compared to the same period in 2007 primarily due to higher gross profit partly offset by slightly higher Selling, General and Administrative costs as discussed above.

Taxes on Income
===============
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $970,000 and $180,000 of federal and state net deferred tax assets, respectively, expiring beginning in 2012. In fiscal 2008 approximately $136,000 and $24,000 of these federal and state net deferred tax assets, respectively, have been reduced as a result of the net income for the nine-month period ending March 31, 2008. The valuation allowance against these deferred tax assets has been reduced by a corresponding amount.

Liquidity and Capital Resources
===============================
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000. This line of credit expired on February 28, 2007. Starting in fiscal year 2008, the Company has changed the way it progress bills on new contracts. The Company now attempts to negotiate payment based on achievement of milestones rather than relying on demonstration of incurred costs. This approach is expected to result in the Company receiving payment at or before the time it must pay its vendors. The two new contracts described under "Electronics Segment" above that were received early in fiscal year 2008 have been structured this way and the Company intends to continue this approach where possible.

As of March 31, 2008 the Company had no material capital expenditure commitments. Management believes that the Company's current cash combined with progress and milestone payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At March 31, 2008, the Company's working capital was $2,486,247 compared to $2,074,454 at June 30, 2007.

The ratio of current assets to current liabilities was 3.21 to 1 at March 31, 2008 and 3.92 to 1 at June 30, 2007.

The following table is a summary of the Statements of Cash Flows in the Company's Condensed Financial Statements:

                                       nine months ended March 31,
                                           2008          2007

Net Cash provided by/(used in)
  Operating activities                    10,904      ($600,478)
  Investing activities                 ($117,632)      ($18,525)
  Financing activities                       ($0)      ($86,047)

Operating Activities:

Adjustments to reconcile net income/(loss) to net cash used in operations are presented in the Statements of Cash Flows in the Company's Condensed Financial Statements.

Net cash provided by operating activities for the nine-month period ended March 31, 2008 was comprised primarily of net income before depreciation and increases in accounts payable and accrued expenses, which were partly offset by increases in accounts receivable, contract costs and related estimated profits in excess of billings, inventories and prepaid expense.

Net cash used in operating activities for the nine-month period ended March 31, 2007 was comprised primarily of net loss before depreciation, an increase in contract costs and related estimated profits in excess of billings and decreases in accounts payable which were partly offset by decreases in inventories, accounts receivable, prepaid expenses and other current assets.

Company sponsored research and development costs are expensed as incurred.
These costs consist primarily of material and labor costs. The Company expensed $150,388 of these costs during the nine-month period ended March 31, 2008. For the nine-month period ended March 31, 2007, the Company expensed $68,652 of research and development costs.

Investing Activities:
====================
During the nine-month period ended March 31, 2008, net cash of $117,632 was used in investing activities all of which was used for capital expenditures.

During the nine-month period ended March 31, 2007, net cash of $18,525 was used in investing activities. This amount consisted of $17,462 used for capital expenditures, and $1,063 of deferred costs.

Financing Activities:
====================
During the nine-month period ended March 31, 2008, the Company expended no cash on financing activities.

During the nine-month period ended March 31, 2007, net cash used in financing activities amounted to $86,047. This amount was used toward the repayment of the Company's term loan as described further below. As of March 31, 2008, the Company had no long-term debt.

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

Recent Pronouncements
=====================
In February 2007, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not own any financial instruments and does not expect this statement to have an effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".
This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB agreed to defer, for one year, the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact of this Statement on its financial statements.


Company Strategy
================
The Company has many years of experience in contracting with the Department of Defense and has been successful in obtaining many contracts to provide a wide array of products and services. Management believes that this experience is a significant positive competitive factor. Management is continuing to explore other areas of business with the Department of Defense, which are capable of providing stability and growth.

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

In the near term, a continued return to profitability is the Company's primary objective. The two development contracts awarded in 2007, and the customer-funded research and development contract and sub-contracts, described above contribute to this goal. At present, the Company is not actively pursuing opportunities for piece and component manufacturing work and other short-term business that would utilize existing factory capacities and capabilities as discussed in its Form 10-QSB for the period ending March 31, 2007, due to the lack of excess capacity in the Company's factory. However, the Company may consider pursuing such opportunities in the future. The Company is continuing to pursue possible sub-contracting relationships with other companies and defense contractors that leverage the Company's current expertise and technology.


Critical Accounting Policies and Estimates
==========================================
The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company's 2007 Form 10-KSB.

ITEM 3.	Controls and Procedures
===================================
The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2008, the design and operation of the Company's disclosure controls and procedures were effective.

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

See the accompanying Index to Exhibits to this quarterly report on Form 10-QSB.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE DEWEY ELECTRONICS CORPORATION





Date:  May 13, 2008                /s/ John H.D. Dewey
                                   John H.D. Dewey
                                   President and Chief Executive Officer






Date:  May 13, 2008                /s/ Stephen P. Krill
                                   Stephen P. Krill, Treasurer





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




