Form 10KSB
period 2008-06-30
DEWEY ELECTRONICS CORP
filed 2008-09-29
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended June 30, 2008.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB |X|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|.

State issuer's revenues for its most recent fiscal year: $9,628,385 for the fiscal year ended June 30, 2008.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,227,354 at September 22, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,031 shares of common stock, par value $.01 per share, at September 12, 2008.

                       Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                        THE DEWEY ELECTRONICS CORPORATION
                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     PART I

 1.      Description of Business                                              3

 2.      Description of Property                                              6

 3.      Legal Proceedings                                                    7

 4.      Submission of Matters to a Vote of Security Holders                  7

                                     PART II

 5.      Market for Common Equity and Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    8

 6.      Management's Discussion and Analysis or Plan
         of Operations                                                        9

 7.      Financial Statements                                                19

 8.      Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                 34

 8A.     Controls and Procedures                                             34

 8B.     Other Information                                                   34

                                    PART III

9. Directors, Executive Officers, Promoters and Control Persons, Corporate Governance; Compliance with Section 16(a) of the
         Exchange Act                                                        35

10.      Executive Compensation                                              35

11.      Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          35

12.      Certain Relationships and Related Transactions
         and Director Independence                                           35

13.      Exhibits                                                            35

14.      Principal Accountant Fees and Services                              35

PART I

Item 1. DESCRIPTION OF BUSINESS
-------------------------------

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955. It is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey. The Company's principal products are electronic and electromechanical systems manufactured for the Armed Forces of the United States, which the Company provides as a prime contractor or as a subcontractor for the Department of Defense. In addition, the Company manufactures and sells commercial snowmaking equipment and related spare parts to the leisure and recreation industry. In recent years this commercial business has not provided a significant portion of the Company's revenues.

The Company's Government defense business is comprised mostly of the 2kW generator product line, certain research and development sub-contracts, development contracts to design and produce a 3.5kW generator and to design a 3kW armored generator, and other various spare parts sales orders, more limited in scope and duration. The 2kW generator product line is provided to the various branches of the Armed Forces of the United States. Production is under a long-term contract as well as short-term orders for limited quantities. The Company also provides speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor. In past years, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997. Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996. The total amount of orders under the September 2001 contract placed through August 31, 2008 amount to approximately $29 million. Deliveries of orders currently in-house are scheduled to continue through fiscal year 2009. As with the initial contract mentioned above, this contract allows for the U.S. Army to place annual production orders and to place additional interim orders. However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

On September 28, 2004, the Company was awarded a "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1.5 million, for research and development of a lighter, quieter 2kW diesel generator. Work on this project continued through September 2006 when funding for the project was substantially exhausted. The contract expired on March 31, 2007. See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1-H, Capitalized Development Costs of the Notes to the Financial Statements for additional information regarding this contract and the Company's write-off of capitalized development costs to costs of revenue in the fiscal quarter ended March 31, 2007.

In March 2007, the Company was awarded three related research and development sub-contracts, in the aggregate amount of approximately $230,400, to research and develop electronic controls for diesel fuel cell reformers. Work on these contracts began in the first quarter of fiscal year 2008(ended September 30, 2007) and is expected to extend until the third quarter of fiscal 2009. No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

In July 2007, the Company received a subcontract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit that can be mounted on the back of the USMC main battle tank, the Abrams M1A1. The development contract, for $646,400, was awarded by the USMC Tank Program Office, in Quantico, VA, through a sub-contract administered by CACI, Eatontown, NJ, and has the possibility of a follow-on production contract. Work on this contract also began in the first quarter of fiscal 2008 and is continuing into the quarter ending September 30, 2008. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

In August 2007, the Company received a new contract to provide auxiliary power systems for the United States Marine Corps (USMC) 'Logistic Vehicle'. This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government's option. The Logistics Vehicle Power System (LVPS) is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices. It is based on the Company's existing 2 kilowatt military tactical generator. A delivery order for the LVPS, valued at approximately $2.4 million was received in August 2007 and completed in December 2007. In July 2008, the Company received a second delivery order valued at approximately $500,000 for additional units to be delivered in January 2009. While the Company has been successful in obtaining these initial orders, no assurance can be made that the Company will receive any future production orders as a result of this contract.

In December 2007, the Company announced the award of a $985,976 subcontract from Fibertek, Inc. of Herndon, VA, as part of the U.S. Government's 2kW Military Tactical Generator (MTG) Product Improvements - Engine. This contract covers the efforts to successfully qualify an EPA compliant diesel engine for use in the 2kW portable Military Tactical Generator product line. This engineering and test effort is being conducted at the Company's Oakland, NJ, facility. Initial test efforts began during the third quarter of fiscal year 2008(ended March 31, 2008) and are expected to be completed by December 2008. Although no assurances can be made, the Company expects that first article testing, if successful, should result in the incorporation of the EPA compliant engine as a standard component of the 120 volt AC and 28 volt DC 2kW generator sets currently manufactured by the Company.

In May 2008, the Company received an award of $475,000 to develop a prototype 'idle reduction' system consisting of an environmental control unit and diesel generator under a subcontract from MTC Technologies of Eatontown, NJ. The Company is partnering with AMETEK Corporation of El Cajon, California to develop this system to provide heating and cooling for US Army "long haul" trucks independent of the vehicle's main engine. The generator being developed by the Company under this subcontract will be used to power the environmental control unit while also providing both AC and DC current for the vehicle. Delivery of the prototype units to the customer is scheduled for November 2008. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

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

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2008 and June 30, 2007, the Company expensed $212,348 and $108,844 respectively, of research and development costs. Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental compliance.

As of August 31, 2008 the Company had a work force of 39 employees, of which 37 were fulltime employees of the Company and 2 were temporary employees of the Company. As of August 31, 2007 there were 29 employees, all of whom were fulltime employees of the Company. Fluctuations in the work force during the year sometimes result from the uneven delivery requirements of the Department of Defense.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described in the final sentence of this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company currently has one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it does not recognize revenue based on the percentage-of-completion method; rather, revenue is recorded with the successful completion of each milestone in accordance with the contract terms.

The Company uses the percentage-of-completion method to recognize revenue for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods. Revenue and earnings for all other orders for replacement parts (including orders for replacement parts for snowmaking equipment, as well as for orders for new snowmaking machines), are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract. As of the filing of this Annual Report, the Company's principal suppliers are: Martin Diesel, Baldor Electric Company, Balmar Commercial Industries and the Crompton Instruments Division of Tyco Electronics Corporation. The Company has occasionally experienced some temporary delays in the receipt of raw materials in the past. Such delays have not had a material adverse effect on operations of this segment; however, the Company cannot provide any assurances that future delays, if any, will not have a material adverse effect.

Reference is made to Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

The Company's Dependence on Government Defense Business and the 2kW Program
---------------------------------------------------------------------------

Virtually all of our revenues are derived from Government defense business, which is comprised of business with the U.S. Department of Defense or with other Government contractors. Our Government defense business consists of long-term contracts and short-term orders such as for replacement parts. The loss of substantial Government business (including a material reduction of orders under existing contracts) would have a material adverse effect on our business.

Historically, our revenues from our Government defense business have been dependent upon single programs. Currently, our primary program is with the U.S. Army to provide diesel operated generator sets. On September 7, 2001, we were awarded a ten year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense agencies with 2kW diesel operated generator sets. The amount of orders received under this contract is approximately $29 million through August 31, 2008. Our generator set contract with the U.S. Army allows the U.S. Army to place additional orders; however, we cannot give any assurances that the U.S. Army will do so, or if there are additional orders, the amount and timing of the orders. In addition, we experienced inflationary pressures from some suppliers in each of fiscal year 2008 and fiscal year 2007 and cannot give any assurances that the Government will agree to a price increase under the contract that would be equitable to the Company.

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

Supplier Concentration Risks
----------------------------

The Company is primarily dependent on four vendors to supply qualified components for its 2kW generator products. During fiscal year 2008, two of these suppliers accounted for 27.7% and 16.0% of material purchases, respectively. See
Note 1-B of the Notes to Financial Statements. We purchase these components pursuant to purchase orders and do not have long-term contracts with any of these vendors. While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations of the Electronics segment. However, we cannot give any assurances that these four sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

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

Approval of the Department of Defense budget does not guarantee that budgeted expenditures will actually be made and, in particular, that we will receive an award or order for a product. Among other things, we bid for this business in competition with many defense contractors, including firms that are larger in size and have greater financial resources than we have. Moreover, we now believe that there has been competition in part of the market for generator sets, from a larger 3kW generator that operates more quietly than our 2kW model. However, this 3kW generator does not compete in the 'man-portable' segment of the market since it is twice as heavy.

All of our contracts with the Government are subject to the standard provision for termination at the convenience of the Government.

Item 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company's 49,200 square foot facility at 27 Muller Road, Oakland, New Jersey, located on 90 acres of land owned by the Company, was constructed in 1981. This facility houses the Company's executive offices and manufacturing operations. Approximately 90% of this facility is being utilized for production (one shift), staging and storage. There are no encumbrances on the building or property.

Item 3. LEGAL PROCEEDINGS
-------------------------

There are no material pending legal or environmental proceedings against or in favor of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER
---------------------------------------------------------------------------
        PURCHASES OF EQUITY SECURITIES
        ------------------------------

The Company's common stock is traded over-the-counter under the symbol
"DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

                                   Quarterly Common Stock Price Range
                                   ----------------------------------

                               Fiscal Year 2008        Fiscal Year 2007
                               ----------------        ----------------

                               High         Low         High         Low
                               ----         ---         ----         ---
           1st Quarter         3.00         2.05        3.99        3.49
           2nd Quarter         2.90         2.12        3.49        3.05
           3rd Quarter         3.35         2.19        3.40        2.85
           4th Quarter         3.00         2.58        3.15        2.75

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2008 and 2007. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 12, 2008 was 404.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

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

Revenues
--------

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described in the final sentence of this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company currently has one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it does not recognize revenue based on the percentage-of-completion method; rather, revenue is recorded with the successful completion of each milestone in accordance with the contract terms.

The Company uses the percentage-of-completion method to recognize revenue for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods. Revenue and earnings for all other orders for replacement parts (including orders for replacement parts for snowmaking equipment, as well as orders for new snowmaking machines) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Revenues in fiscal year 2008 were $4,201,730 higher when compared to fiscal year 2007. The higher revenues were due to increased production of generator sets principally due to the initial production and delivery of a new 3.5kW generator and increased production of 2kW generator sets for delivery to other defense contractors outside the Company's prime contract with the U.S. Army. Customer funded research and development revenues also increased when compared to fiscal 2007 while revenues for replacement parts and short-term orders were lower in fiscal 2008 then they were in fiscal 2007.

In fiscal year 2008, production efforts to provide the Armed Forces with 2kW and
3.5 kW diesel operated generator sets provided approximately 82% of revenues compared to approximately 71% in fiscal year 2007. The Company's research and development contracts provided approximately 8% of revenues in 2008,and approximately 1% of revenues in fiscal year 2007. Replacement parts and other short-term business including snowmaking equipment provided approximately 10% of revenues in fiscal year 2008 and approximately 28% of revenues in fiscal year 2007.

During September 2004, the Company was awarded a "cost plus fixed fee" research and development contract by the U.S. Army, in the amount of approximately $1.5 million, for work to be performed towards developing a lighter, quieter 2kW diesel generator set. Work on this contract continued through September 2006. The Company did not earn any revenue as a result of this project in fiscal year 2008, in fiscal year 2007 the Company earned approximately $0.1 million from efforts toward this project. It did not incur any direct costs related to this contract during fiscal year 2008 and incurred approximately $0.1 million of direct costs during fiscal 2007, which were billed to the customer. For additional information, see Item 1 - Description of Business above.

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

In late January 2007 the U.S. Army informed the Company that there had been a significant change in Army staff and priorities related to the 2kW Generator Program and there would be no further funding under the contract. A final extension was granted through March 31, 2007 to allow the Company to prepare and submit final reports and documents for the completion of the contract. As a result of this development regarding funding, the Company has written-off all of its capitalized development costs totaling $703,799 to costs of revenue in the fiscal quarter ended March 31, 2007. See Note 1-H, Capitalized Development Costs, of the Notes to Financial Statements.

In March 2007, the Company was awarded three related research and development sub-contracts, in the aggregate amount of approximately $230,400 to research and develop electronic controls for diesel fuel cell reformers. Work on these contracts began in the first fiscal quarter of fiscal year 2008 (ended September 30, 2007) and is expected to extend until the third quarter of fiscal 2009. No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

In July 2007, the Company received a subcontract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit that can be mounted on the back of the USMC main battle tank, the Abrams M1A1. The development contract, for $646,400, was awarded by the USMC Tank Program Office, in Quantico, VA, through a sub-contract administered by

CACI, Eatontown, NJ, and has the possibility of a follow-on production contract. Work on this contract also began in the first quarter of fiscal 2008 and is continuing into the quarter ending September 30, 2008. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

In August 2007, the Company received a new contract to provide auxiliary power systems for the United States Marine Corps (USMC) 'Logistic Vehicle'. This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government's option. The Logistics Vehicle Power System (LVPS) is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices. It is based on the Company's existing 2 kilowatt military tactical generator. A delivery order for the LVPS, valued at approximately $2.4 million was received in August 2007 and completed in December 2007. In July 2008, the Company received a second delivery order valued at approximately $500,000 for additional units to be delivered in January 2009. While the Company was successful in obtaining these initial orders, no assurance can be made that the Company will receive any future production orders as a result of this contract.

In December 2007, the Company announced the award of a $985,976 subcontract from Fibertek, Inc. of Herndon, VA, as part of the U.S. Government's 2kW Military Tactical Generator (MTG) Product Improvements - Engine. This contract covers the efforts to successfully qualify an EPA compliant diesel engine for use in the 2kW portable Military Tactical Generator product line. This engineering and test effort is being conducted at the Company's Oakland, NJ, facility. Initial test efforts began during the third quarter of fiscal year 2008 (ended March 31, 2008) and are expected to be completed by December 2008. Although no assurances can be made, the Company expects that first article testing, if successful, should result in the incorporation of the EPA compliant engine as a standard component of the 120 volt AC and 28 volt DC 2kW generator sets currently manufactured by the Company.

In May 2008, the Company received an award of $475,000 to develop a prototype 'idle reduction' system consisting of an environmental control unit and diesel generator under a subcontract from MTC Technologies of Eatontown, NJ. The Company is partnering with AMETEK Corporation of El Cajon, California to develop this system to provide heating and cooling for US Army "long haul" trucks independent of the vehicle's main engine. The generator being developed by the Company under this subcontract will be used to power the environmental control unit while also providing both AC and DC current for the vehicle. Delivery of the prototype units to the customer is scheduled for November 2008. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

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

The aggregate value of the Company's backlog of sales orders was $6.8 million on June 30, 2008 and $4.8 million on June 30, 2007. It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2009 revenues.

Gross Profit/(Loss)
-------------------

The Company earned a gross profit of $1,846,254 for fiscal 2008 compared to a gross loss of $107,324 for fiscal 2007.

Gross margin is the measure of gross profit as a percentage of revenues. It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. The Company had a gross margin of 19% for fiscal year 2008 compared to a negative gross margin of (2%) for fiscal 2007.

The improved gross margin for fiscal year 2008 is the result of several factors. Principal among these are the increase in volume and change in product mix attributable to the initial production of the 3.5kW generator and the increase in production of 2kW generators for delivery to other defense contractors outside the Company's prime contract with the U.S. Army. The effects of these changes are twofold. First the increase in production volume reduces the proportion of fixed overhead expense absorbed by products with contractually fixed selling prices thereby increasing the margins generated by these products. Second, because the generators sold to other defense contractors are not being sold under long term, fixed price contracts the selling price of these generators takes into account current costs of production. Also affecting the change in gross margin when compared to the prior fiscal year was the Company's write off of $703,799 capitalized development costs in fiscal 2007.

Partly offsetting the gains in gross margin was an increase in costs related to metals, transportation and foreign sourced components for the 2kw generator set product line. The Company's 10-year indefinite delivery, indefinite quantity prime contract for generator sets with the U.S. Army, awarded in 2001, allows for a small annual increase in selling price. Gross profit has been reduced as a result of costs increasing faster than the selling price. The Company is in communication with the Government and is continuing to pursue a pricing modification under the contract. This is a labor intensive process and no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

The Company also recorded a charge to cost of sales of approximately $155,800 related to a reduction in the carrying costs of inventory held for sale in its snowmaking equipment business.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, General and Administrative Expenses for fiscal 2007 were $1,750,546 or 18% of revenue compared to $1,574,587 or 29% of revenue in fiscal 2007. The most significant increases in expense were for Company sponsored new product development efforts, business development expense, and temporary help. These increased expenses were partly offset by reduced legal and professional and recruiting expense.

Interest Expense
----------------

The Company had no interest expense in fiscal 2008 compared to $4,969 in fiscal 2007.

Other Income - Net
------------------

Amounts reported as other income represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $26,345 for fiscal year 2008 was comprised of interest income of $2,163 and miscellaneous income, primarily from the sale of scrap, of $24,182.

Other income of $4,671 for fiscal year 2007 was comprised of interest income of $6,302, and the net expense of miscellaneous items and fees of $1,632.

Net Income/Loss before income taxes
-----------------------------------

Net income before income taxes for fiscal year 2008 was $122,053. For the year ended June 30, 2007 net loss before income taxes was $1,682,209.

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

The income tax liability for fiscal year 2008 was 0.0% as a result of tax credits recorded in prior periods. In fiscal 2007 the Company's income tax liability was 0.0% as a result of a net operating loss, for which the Company recorded a tax credit and full valuation allowance.

Inflation
---------

Historically, inflation and price changes have not had a material effect on net sales and revenues and on income from continuing operations. Management does not believe that inflation and price changes in fiscal year 2008 had a material effect on net sales and revenues. However, beginning in fiscal year 2006 and continuing through fiscal 2008, the 2kW generator set business experienced increased costs related to metals, transportation and foreign sourced components. The 10-year prime contract for the generator sets with the Government, awarded in 2001, allows for a small annual increase in selling price. Profits on generator sets produced under this contract have been reduced as a result of costs increasing faster than the selling price.

The Company is in communication with the Government and is continuing to pursue a pricing modification under the prime contract. This is a labor intensive process and no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000. This line of credit expired on February 28, 2007. Starting in fiscal year 2008, the Company has changed the way it progress bills on new contracts. The Company now attempts to negotiate payment based on achievement of milestones rather than relying on demonstration of incurred costs. This approach is expected to result in the Company receiving payment at or before the time it must pay its vendors. The four new contracts described under "Revenues" above that were received in fiscal year 2008 have been structured this way and the Company intends to continue this approach where possible.

As of June 30, 2008 the Company had no material capital expenditure commitments. Management believes that the Company's current cash combined with progress and milestone payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At June 30, 2008, the Company's working capital was $2,203,421 compared to $2,074,454 at June 30, 2007.

The ratio of current assets to current liabilities was 2.44 to 1 at June 30, 2008 and 3.92 to 1 at June 30, 2007.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                                   Years ended June 30,
                                                2008              2007
Net Cash Provided by(used in)
  Operating activities                      $(124,110)         $(538,393)
  Investing activities                       (103,105)           (18,723)
  Financing activities                             --            (86,047)

Operating Activities:
---------------------

Adjustments to reconcile net income/loss to net cash used in operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash used in operating activities in fiscal year 2008 was comprised primarily of net income before depreciation and amortization adjusted by increases in inventories, accounts receivable, contract costs and estimated related profits in excess of applicable billings offset by increases in accounts payable, accrued expenses, inventory reserve and allowance for doubtful accounts and a decrease in prepaid expense.

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

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2008 and June 30, 2007, the Company expensed $212,348 and $108,844 respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as incurred.

Investing Activities:
---------------------

During fiscal year 2008, net cash of $103,105 was used in investing activities. This amount consisted of $113,105 used for capital expenditures, principally for test equipment partly offset by a decrease of $10,000 in deferred costs related to licensing rights.

During fiscal year 2007, net cash of $18,723 was used in investing activities. This amount consisted of $17,659 used for capital expenditures, principally for the completion of a testing device, and $1,064 that was expended for costs related to efforts incurred to pursue methods of monetizing the undeveloped and unused portion of land.

Financing Activities:
---------------------

The Company did not use any cash in financing activities during fiscal 2008.

During fiscal year 2007, net cash used in financing activities amounted to $86,047 which was used to pay off the Company's term loan described below. As of June 30, 2007, the Company had no debt.

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

The Act identifies approximately 400,000 acres of New Jersey as The Highlands Preservation Area. Pursuant to the statute, this area has the most onerous restrictions on future development. The Company's property is in this area, and further development would not be permitted without a waiver or other relief from the State. The Company continues to believe that there are strong reasons why its property should not be subject to the severe restrictions of the preservation area, and is attempting to affect a solution.

However, since the Act was passed in June of 2004, the State has repeatedly delayed promulgation of final regulations and a master plan. Originally expected in 2005, final regulations and a master plan were recently approved by Governor Corzine on September 5, 2008. At the same time the Governor issued executive order 114 further defining the framework by which the Highlands Council, other State agencies, and both county and municipal governments are to work together. The Company believes that a regulatory environment is now developing within which monetization of the land may be possible. In light of these recent events, the Company is actively assessing its options. However, no assurances can be given that the Company's efforts will be successful, that a satisfactory valuation will be achieved, or that resolution will be timely.

In May 2008, the Company entered into a contract to sell a small parcel of land, approximately 7 acres, for $205,000. The land is physically separated from the main parcel of the Company's property by an interstate highway and is contained within the Highlands Preservation Area. Among other things, the sale of the land is subject to approval for development by the Highlands Commission and various state and local government agencies. Accordingly the Company can make no assurance that the sale will be successfully consummated or, if consummated, the timing thereof.

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

The Company is focusing its efforts within the market for military compact diesel power generation on select product categories which management believes represent the best chances of successfully growing the Company's business. Although no assurances can be made that such a strategy will be successful, management believes that long-term growth can best be achieved by: 1) growing the Company's market share in areas where the Company already has a strong presence, 2) expanding into related markets with existing products and capabilities, and 3) further taking advantage of the Company's strengths by expanding into related product categories.

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

In response to the U.S. Army's change in priorities regarding the 2kW Generator Program in 2007 (see "Revenues" above), management re-evaluated its approach to the second and third strategic objectives described above. Rather than continuing to develop new longer term internal technologies, the Company is now attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories.

Two new contracts for the U.S. Marine Corps providing generators as auxiliary power units for vehicles are examples of the second strategic objective, expanding into related power markets. These contracts are for the Logistics Vehicle Power Supply "LVPS" and the External Auxiliary Power Unit "EAPU" for the USMC Abrams M1-A1 tank (described under "Revenues" above); both of them are utilizing the Company's core expertise in compact and highly reliable diesel engine power generation. The most recent contract to develop a prototype 'idle reduction' system consisting of an environmental control unit and diesel generator builds on the Company's recent accomplishments with vehicle mounted auxiliary power units and management believes it will allow the Company to further expand into related power applications while increasing its technology base. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under three related customer funded research and development sub-contracts where the Company will design and prototype electronic controls for diesel fuel cell systems (See "Revenues" above).

In the near term, continued growth in profitability and broadening the line of product offerings are the Company's primary objectives. The new development contracts, and the customer-funded research and development sub-contracts, described above contribute to this goal. At present the Company is not actively pursuing opportunities for piece and component manufacturing work and other short-term business that would utilize existing factory capacities and capabilities as discussed in its Form 10-QSB for the period ending March 31, 2007, due to the lack of excess capacity in the Company's factory. However the Company may consider pursuing such opportunities in the future. The Company is continuing to pursue possible sub-contracting relationships with other companies and defense contractors that leverage the Company's current expertise and technology in generators and auxiliary power units.

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described in the final sentence of this paragraph) are recorded using the percentage-of-completion method of accounting. Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in comparison to estimated total costs utilizing the most recent estimates of costs and funding. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company currently has one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it does not recognize revenue based on the percentage-of-completion method; rather, revenue is recorded with the successful completion of each milestone in accordance with the contract terms.

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

The Company has assumed, based upon high quality corporate bond yields, AA rated or higher, that its assumed discount rate will be 6.25% in 2008, the same as its assumed discount rate in 2007. The Company's management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan's assumed long-term rate of return. The assumed long-term rate of return of 7.5% on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Since the value of the Company's pension assets at fiscal year-end 2008 was less than the accumulated pension benefit obligation, the Company recorded $52,872 as a non-cash adjustment to other comprehensive loss in stockholders equity and decreased its long-term pension liability by $52,872. In fiscal year 2007, the Company recorded $18,488 as a non-cash adjustment to other comprehensive loss in stockholders' equity and increased its long-term pension liability by $18,488. These changes to equity did not affect net income and are recorded net of deferred taxes. See Note 8 of the Notes to Financial Statements for additional pension disclosures.

The Company had capitalized certain development costs for efforts to improve and enhance the 2kW generator set product line. These efforts involved, primarily, the adaptation of existing technology, as well as, engineering and design to meet specific customer requests. The scope of these efforts included the development of a product, which was in accordance with then current customer requests and future requirements. Company efforts were to address areas of sound reduction, reduced weight, improved fuel consumption and environmental considerations. The Company reviewed these capitalized costs on a regular basis, to assess future recoverability through the existing contracts to which such costs relate, and expenses such costs, if any, to the extent they are not deemed recoverable. As a result of developments regarding funding, as discussed above in "Revenues", the Company has written-off all of its capitalized development costs totaling $703,799 to cost of revenues in the fiscal quarter ending March 31, 2007. As of June 30, 2008 the Company has no capitalized development costs.

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

The Company reviews the carrying costs of its inventories and assess whether the carrying costs of inventory items are likely to be recoverable. At the end of the second quarter of fiscal 2008, ending December 31, 2007 the Company evaluated the market for its Snowcub snowmaking machines and recorded a reduction in carrying value of its finished snowmaking machines aggregating $30,000. At the end of fiscal year 2008 the Company recorded a further reduction in the carrying value of its snowmaking machine inventory of approximately $125,800 which was charged to cost of sales.

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

Item 7. FINANCIAL STATEMENTS
----------------------------

        Index to Financial Statements
        -----------------------------

                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm                  20

Financial Statements:

       Balance Sheets, June 30, 2008 and 2007                            21

       Statements of Operations, Years Ended June 30, 2008,
       and 2007                                                          22

       Statements of Stockholders' Equity and Comprehensive
       Income/Loss, Years Ended June 30, 2008 and 2007                   23

       Statements of Cash Flows, Years Ended June 30, 2008,
       and 2007                                                          24

       Notes to the Financial Statements                                 25

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the "Company") as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity and comprehensive income/loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Amper, Politziner & Mattia, LLP
September 26, 2008
New York, New York

The Dewey Electronics Corporation
Balance Sheets

                                                                                              June 30,
                                                                                              --------
ASSETS:                                                                                          2008             2007
                                                                                                 ----             ----
CURRENT ASSETS:
Cash and cash equivalents                                                                    $   205,122      $   432,337
Accounts receivable, net of allowance for doubtful accounts of $23,815 and $3,981              1,467,055          922,627
Inventories                                                                                      854,390          701,425
Contract costs and related estimated profits in excess of billings                             1,090,530          581,619
Prepaid expenses and other current assets                                                        117,957          147,686
                                                                                             -----------      -----------

TOTAL CURRENT ASSETS                                                                           3,735,054        2,785,694
                                                                                             -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                                                                            651,015          651,015
Building and improvements                                                                      1,885,653        1,885,653
Machinery and equipment                                                                        3,202,423        3,091,584
Furniture and fixtures                                                                           207,805          205,539
                                                                                             -----------      -----------
                                                                                               5,946,896        5,833,791
Less accumulated depreciation                                                                 (4,886,097)      (4,776,078)
                                                                                             -----------      -----------
                                                                                               1,060,799        1,057,713
                                                                                             -----------      -----------

DEFERRED COSTS                                                                                    65,095           75,095
                                                                                             -----------      -----------
TOTAL OTHER ASSETS                                                                                65,095           75,095
                                                                                             -----------      -----------

TOTAL ASSETS                                                                                 $ 4,860,948      $ 3,918,502
                                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Trade Accounts Payable                                                                       $   871,100      $   253,908

Accrued expenses and other liabilities                                                           355,300          201,910
Accrued compensation and benefits payable                                                        195,741          151,769
Accrued pension costs                                                                            109,492          103,653
                                                                                             -----------      -----------

TOTAL CURRENT LIABILITIES                                                                      1,531,633          711,240

LONG-TERM PENSION LIABILITY                                                                      208,673          261,545
                                                                                             -----------      -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none              --               --
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and
1,362,031 shares outstanding at June 30, 2008 and 2007                                            16,934           16,934
Additional paid-in capital                                                                     2,815,245        2,815,245
Retained earnings                                                                                725,401          703,348
Accumulated other comprehensive loss                                                             (49,910)        (102,782)
                                                                                             -----------      -----------
                                                                                               3,607,670        3,432,745
Less: Treasury stock, 331,366 shares at June 30, 2008 and 2007 at cost                          (487,028)        (487,028)
                                                                                             -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                                     3,120,642        2,945,717
                                                                                             -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 4,860,948      $ 3,918,502
                                                                                             ===========      ===========

See notes to the financial statements.

The Dewey Electronics Corporation
Statements of Operations

Years Ended June 30,
--------------------

                                                     2008             2007
                                                     ----             ----

Revenues                                         $ 9,628,385      $ 5,426,655

Cost of revenues                                   7,782,131        5,533,979
                                                 -----------      -----------

Gross (loss)/ profit                               1,846,254         (107,324)

Selling, general and administrative expenses       1,750,546        1,574,587
                                                 -----------      -----------

Operating income/(loss)                               95,708       (1,681,911)

Interest expense                                          --           (4,969)

Other income - net                                    26,345            4,671
                                                 -----------      -----------

Income/(Loss) before income tax benefit              122,053       (1,682,209)
                                                 -----------      -----------

Provision for Income Tax                                  (0)              (0)
                                                 -----------      -----------

NET INCOME/(LOSS)                                $   122,053      $(1,682,209)
                                                 ===========      ===========

NET INCOME/(LOSS) PER COMMON SHARE - BASIC       $       .09      $     (1.24)
NET INCOME/(LOSS) PER COMMON SHARE - DILUTED     $       .09      $     (1.24)

Weighted Average Shares Outstanding
  Basic                                            1,362,031        1,362,031
  Diluted                                          1,362,949        1,362,031

See notes to the financial statements.

The Dewey Electronics Corporation

Statements of Stockholder's Equity and Comprehensive Income/Loss
Years ended June 30, 2008 and 2007.

                                                                             Accumulated
                                                 Additional                     Other           Treasury stock             Total
                           Common     Stock        Paid-in      Retained    Comprehensive           at Cost            Stockholders
                           Shares     Amount       Capital      Earnings         loss        Shares          Amount        Equity
                           ------     ------       -------      --------         ----        ------          ------        ------
Balance, June 30, 2006    1,693,397   $16,934     $2,815,245   $2,385,557     $ (84,334)     331,366     $  (487,028)   $ 4,646,374
Net Loss                         --        --                          --            --           --              --     (1,682,209)

Other comprehensive
loss net of tax:
Minimum pension
liability Adjustment             --        --             --           --       (18,448)          --              --        (18,448)
                                                                                                                        -----------
Comprehensive Loss                                                                                                       (1,700,657)
                                                                                                                        -----------

Balance, June 30, 2007    1,693,397   $16,934     $2,815,245   $  703,348     $(102,782)     331,366     $  (487,028)   $ 2,945,717
                         ----------   -------     ----------   ----------     ---------      -------     -----------    -----------
Net Income                       --        --             --      122,053            --           --              --        122,053

Other comprehensive
income net of tax:
Minimum pension
liability Adjustment             --        --             --           --        52,872           --              --         52,872
                                                                                                                        -----------
Comprehensive Income                                                                                                        174,925
                                                                                                                        -----------

Balance, June 30, 2008    1,693,397   $16,934     $2,815,245   $  825,401     $ (49,910)     331,366     $  (487,028)   $ 3,120,642
                         ==========   =======     ==========   ==========     =========      =======     ===========    ===========

See notes to financial statements

The Dewey Electronics Corporation
Statements of Cash Flows
Years ended June 30,

                                                                        2008             2007
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/loss                                                     $   122,053      $(1,682,209)
                                                                    -----------      -----------
Adjustments to reconcile net income/loss to net
cash (used in) operating activities:
  Depreciation                                                          110,019          125,516
  Impairment of capitalized development costs                                --          703,799

  Provision for inventory reserve                                       148,800           44,260
  Provisions/recoveries of allowance for doubtful accounts               19,834           (2,200)
  (Increase) in accounts receivable                                    (564,262)        (393,697)
  (Increase)/Decrease in inventories                                   (301,765)         361,004
  (Increase)/Decrease in contract costs and related estimated
    profits in excess of billings                                      (508,911)         350,792
  Decrease in prepaid expenses and other current assets                  29,729           28,371
  Increase/(Decrease) in accounts payable                               617,192         (104,519)
  Increase/(Decrease) in accrued expenses and other liabilities         197,362          (15,220)
  Increase in accrued pension costs                                       5,839           45,710
                                                                    -----------      -----------

Total adjustments                                                      (246,163)       1,143,816
                                                                    -----------      -----------

Net cash used in operating activities                                  (124,110)        (538,393)
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment                         (113,105)         (17,659)
Deferred cost                                                            10,000           (1,064)
                                                                    -----------      -----------

Net cash used in investing activities                                  (103,105)         (18,723)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Payment - term loan                                                          --          (86,047)
                                                                    -----------      -----------

Net cash used in financing activities                                        --          (86,047)
                                                                    -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (227,215)        (643,163)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          432,337        1,075,500

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $   205,122      $   432,337
                                                                    -----------      -----------

Interest paid                                                       $        --      $     4,969
Interest received                                                         2,163            6,302

See notes to the financial statements.

The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2007 and, 2006
--------------------------------------------------------------------------------

1. Business and Summary of Significant Accounting Policies
----------------------------------------------------------

The Dewey Electronics Corporation is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey. Its principal products are electronic and electro-mechanical systems manufactured for the Armed Forces of the United States, which the Company provides as a prime contractor or subcontractor for the Department of Defense.

A. Revenue Recognition

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described in the final sentence of this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company currently has one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it does not recognize revenue based on the percentage-of-completion method; rather, revenue is recorded with the successful completion of each milestone in accordance with the contract terms.

The Company uses the percentage-of-completion method to recognize revenue for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods. Revenue and earnings for all other orders for replacement parts (including orders for replacement parts for snowmaking equipment, as well as orders for new snowmaking machines) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

B. Concentration Risks

Concentration of Credit Risks
-----------------------------

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable. The Company maintains accounts with financial institutions which exceed the federally insured maximum of $100,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions. The Company's accounts receivable are principally with agencies of the United States Department of Defense. These agencies accounted for 69.9% of the Company's accounts receivable as of June 30, 2008.

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

Supplier Concentration Risks
----------------------------

The Company is primarily dependent on four vendors to supply qualified components for its generator products. During fiscal year 2008 two of these suppliers accounted for 27.7% and 16.0% of material purchases, respectively. These same suppliers accounted for 29.2% and 18.6% of material purchases in fiscal year 2007. No other supplier accounted for more than 10% of material purchases in fiscal years 2008 or 2007.

Customer Concentration Risks
----------------------------

The Company derives most of its revenues through contracts with various agencies of the Department of Defense including a long-term contract to supply portable electric generators, research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company. The Company also provides portable electric generators as a sub-contractor to other prime contractors to the Department of Defense. In fiscal year 2008 the various agencies of the Department of Defense accounted for approximately 71.8% of Company revenue and one prime contractor accounted for 16.2% of revenues. In fiscal year 2007 the Department of Defense accounted for 83.6% of revenues. No other customer accounted for more than 10% of the Company's revenues in fiscal years 2008 or 2007.

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

E. Inventories

Cost is determined by the first-in, first-out (FIFO) method. Inventories are valued at the lower of cost or market. Components of cost include materials, direct labor and factory overhead.

F. Use of Estimates

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

G. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Allowance for depreciation is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

H. Development Costs

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

In late January 2007 the U.S. Army informed the Company that there had been a significant change in Army staff and priorities related to the 2kW Generator Program, and that there would be no further funding under the contract. A final extension was granted through March 31, 2007 to allow the Company to prepare and submit final reports and documents for the completion of the contract. As a result of this development regarding funding, the Company wrote-off all of its capitalized development costs totaling $703,799 to cost of revenues in the quarter ended March 31, 2007.

The Company licenses certain technology rights under an agreement with a vendor for which it has pre-paid licensing fees. As of June 30, 2008 and 2007, $100,000 and $120,000, respectively, of these fees are included in prepaid expenses and other current assets.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2008 and June 30, 2007, the Company expensed $212,348 and $108,844 respectively, of research and development costs. Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

I. Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the year ended June 30, 2008 or in the year ended June 30, 2007.

J. Income Taxes

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

On July 1, 2007 The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109" ("FIN 48"). There was no material effect on the Company's financial statements associated with the adoption of FIN 48.

K. Deferred Costs

The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development. To that end the Company has deferred $65,095 of costs incurred related to these efforts.

L. Liquidity

During the year ended June 30, 2008, the Company's net income was approximately $122,000 and cash outflows used in operations were approximately $124,000. Beginning in late fiscal 2007 the Company has changed the way it negotiates payment terms on new contracts. The Company now attempts to negotiate payments based on achievement of milestones rather than relying on demonstration of incurred costs. This approach results in the Company receiving payment under these contracts at or before the time it must pay its vendors. The four new contracts received in fiscal 2008 have all been structured this way. The Company believes that progress payments expected under existing and forecasted contracts, along with its current cash combined will be sufficient to support its liquidity, working capital and capital expenditure needs.

2. Recent Accounting Pronouncements
-----------------------------------

In February 2007, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instrument at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not own any financial instruments and does not expect this statement to have an effect on the Company's financial statements.

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

3. Inventories
--------------

Inventories consist of:
                               June 30,
                               --------

                        2008              2007
                        ----              ----

Finished goods       $    56,279     $   165,751
Work in progress         217,674         137,678
Raw materials            580,437         397,996
                     -----------     -----------
                     $   854,390     $   701,425
                     ===========     ===========

4. Contract Costs and Estimated Profits in Excess of Billings
-------------------------------------------------------------

                                                             June 30,
                                                             --------
                                                       2008              2007
                                                       ----              ----
Costs incurred on contracts in progress            $22,511,777       $18,440,106
Estimated contract profit                            4,024,728         3,581,656
                                                    26,536,505        22,021,762
Less: billings to date                              25,445,975        21,440,144
                                                   -----------       -----------
Contract costs and related estimated
profits in excess of billings                      $ 1,090,530       $   581,619
                                                   ===========       ===========

5. Stock Option Plan
--------------------

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

The changes in the number of shares under option are as follows:


                                               Number of Shares      Weighted Average Exercise Price
                                               ----------------      -------------------------------
Balance at June 30, 2006                                40,000                $        2.76

Granted during 2007                                         --                           --

Forefeited                                             (20,000)                       (2.05)
                                                 -------------                -------------

Balance at June 30, 2007                                20,000                $        3.47

Granted during 2008                                         --                           --

Forfeited                                                   --                           --
                                                 -------------                -------------

Balance at June 30, 2008                                20,000                $        3.47
                                                 =============                =============

Exercisable at June 30, 2008                            20,000                $        3.47
                                                 =============                =============

Also, at the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors. The number of shares issuable upon exercise of options, which may be granted under this Plan, shall not exceed 50,000 shares of common stock. No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2008.

Outstanding and Exercisable

                                       Weighted Average       Weighted Average
          Exercise Price    Options     Exercise Price      Remaining Life-Years
          --------------    -------     --------------      --------------------
               1.63           4,000          1.63                     2.2
               3.93          16,000          3.93                     5.5
                             ------
                             20,000
                             ======

For purposes of the disclosure required under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123", the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. There were no stock options granted in 2008 or 2007.

As of June 30, 2008, the intrinsic value of stock options outstanding and exercisable was $5,480.

6. Taxes on Income
------------------

(Provision) for income taxes:

                                                         Years ended June 30,
                                                            2008            2007
Deferred
    Federal                                           $       --      $       --
    State                                                     --
                                                      ----------      ----------
Current
    Federal                                                   --              --
    State                                                     --              --
                                                      ----------      ----------
Total (Provision)                                     $       --      $       --
                                                      ==========      ==========

Deferred tax assets and liabilities as of June 30, 2008 and June 30, 2007 consisted of the following:

Deferred Tax assets:                                       2008            2007
--------------------
 Current
  Vacation accrual                                   $   53,038      $   36,012
  Inventory reserve                                      64,520          17,704
  Allowance for doubtful accounts                         8,600            (880)
  Prepaids                                               (2,489)         (8,275)
                                                     ----------      ----------
                                                        123,669          44,561
  Less Valuation Allowance                             (123,669)        (44,561)
                                                     ----------      ----------
 Total current deferred tax asset                            --              --
 Non-current
  Pension                                               137,956         146,079
  Depreciation                                          (15,787)            806
  Net Operating Loss                                    785,819         771,435
  Other                                                      --              --
                                                     ----------      ----------
                                                        907,988         918,320
  Less Valuation Allowance                             (907,988)       (918,320)
                                                     ----------      ----------
 Total non-current deferred tax assets                        0               0
                                                     ----------      ----------
Total deferred tax assets                            $       --      $       --
                                                     ==========      ==========

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. In fiscal 2008 the Company increased its deferred tax assets and the valuation allowance against its net deferred tax assets by $170,464, the result of differences between the Company's estimate of net operating losses in prior years and the amount actually recognized for income tax purposes. In fiscal 2008 the Company removed the valuation allowance against $101,688 of its deferred tax assets and used this amount to offset the Company's tax liability for fiscal 2008. The result of these two changes to the Company's deferred tax assets is an increase of $68,776 against which the Company has provided a valuation allowance in the same amount. As of June 30, 2008, the Company has approximately $1,785,000 and $1,910,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2012 through 2022.

The reconciliation of the Federal statutory rate with the Company's effective tax rate is summarized as follows:

                                                         Years ended June 30,
                                                           2008           2007
                                                           ----           ----
Federal statutory rate                                    34.00%        (34.00)%
Tax Return to Provision  true up                         (46.85)            --
Decrease in valuation allowance                           14.35          36.52
Other                                                     (1.50)         (2.52)
                                                       --------       --------
Effective Rate                                             0.00%          0.00%
                                                       ========       ========

7. Pension Plan
---------------

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

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan's enrolled actuary.

The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Company's pension plan.

                                                            2008             2007
Change in benefit obligation:
  Benefit obligation at beginning of year            $ 1,275,194      $ 1,223,378
  Service cost                                            34,758           44,501
  Interest cost                                           79,450           76,461
  Actuarial gain                                         (63,639)         (65,268)
  Benefits paid plus administrative expenses             (14,296)          (3,878)
                                                     -----------      -----------
Benefit obligation at end of year                    $ 1,311,467      $ 1,275,194
                                                     ===========      ===========

Change in plan assets:
----------------------
  Fair value of plan assets at beginning of year     $   909,996      $   844,056
  Actual return on plan assets                            44,046           39,818
  Employer contributions                                  53,556           30,000
  Benefits paid plus administrative expenses             (14,296)          (3,878)
                                                     -----------      -----------
Fair value of plan assets at end of year             $   993,302      $   909,996
                                                     -----------      -----------
Funded status                                           (318,165)        (365,198)
Unrecognized Net Gain or Loss                            208,673          261,545
                                                     -----------      -----------
Accrued Pension Expense                              $  (109,492)     $  (103,653)
                                                     -----------      -----------

Measurement Date                                        July 1, 2008      July 1, 2007
Weighted Average Assumptions
  Discount Rate                                             6.75%            6.25%
  Expected Long-term Rate of Return on Assets               7.50%            7.50%
  Rate of increase in future compensation levels            3.00%            3.00%

Set forth below is a summary of the amounts reflected in the Company's statement of financial position at the end of the last two fiscal years:

                                                       June 30, 2008       June 30, 2007
                                                       -------------       -------------
Accrued pension liability                                $(318,165)          $(365,198)
Accumulated other comprehensive income, pre-tax            208.673             261,545
                                                         ---------           ---------
Net amount recognized                                    $(109,492)          $(103,653)
                                                         =========           =========

The accumulated benefit obligation for the plan was $1,311,467 and $1,204,294 at June 30, 2008, and 2007, respectively.

Components of periodic pension costs as of June 30, 2008 and 2007 are as follows:

                                                             2008          2007
                                                             ----          ----
Service cost-benefits earned during the period           $ 34,758      $ 44,501
Interest cost on projected benefit obligation              79,450        76,461
Expected return on plan assets                            (67,688)      (64,823)
Amortization of actuarial loss                             12,875        19,571
                                                         --------      --------

Net periodic pension cost                                $ 59,395      $ 75,710
                                                         ========      ========

Weighted Average Assumptions for Net Periodic Pension Expense

                                                               2008        2007
                                                               ----        ----
  Discount Rate                                                6.25%       6.25%
  Expected Long-term Rate of Return on Assets                  7.50%       7.50%
  Rate of Increase in Future Compensation Levels               3.00%       3.00%

Retirement Plan for Employees of Dewey Electronics Corporation's weighted average asset allocations at June 30, 2008, and 2007, by asset category are as follows:

                                                               2008        2007
                                                               ----        ----

Asset Category
  Fixed Funds with Guaranteed Interest Rates                   100%        100%
                                                               ---         ---

Total                                                          100%        100%
                                                               ===         ===

The expected future payments for the years ended June 30, are as follows:

                  2009          $   26,000
                  2010          $   37,000
                  2011          $   51,000
                  2012          $   66,000
                  2013          $   74,000
 Five years thereafter          $  441,000

During fiscal year 2007 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 158 Employers' Accounting for Defined Benefit Pension Plans and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158) which requires Companies to recognize on their balance sheets either an asset for an over-funded pension plan or a liability for an under-funded pension plan with a corresponding adjustment to Accumulated Other Comprehensive Income. FAS 158 further requires that in the year of adoption that companies first determine whether an Additional Minimum Liability 'AML' is required to be recorded on the balance sheet under provisions of FASB Statement No. 87 Employers Accounting for Pensions (FAS 87) and to disclose separately the incremental effect of adopting the provisions of FAS 158 on individual line items of the balance sheet. The table below summarizes the impact on fiscal year 2007 balance sheet line items of adopting FAS 158.

                                 Pre-FAS 158               Pre-FAS 158     FAS 158
                                 Without AML      AML       With AML       Adoption       Post FAS
                                 Adjustment    Adjustment   Adjustment    Adjustment        158
Accrued Pension Liability        $(243,097)      $52,452   ($190,645)     $(70,900)      $(261,545)
Accumulated Other Comprehensive  $( 84,334)      $52,452    $(31,882)     $(70,900)      $(102,782)
Income(Loss)

8. Earnings Per Share
---------------------

Net income/loss per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net income/loss per share is computed by dividing reported net income/loss available to common shareholders by weighted average shares outstanding for the period. Diluted net income/loss per share is computed by dividing reported net income/loss available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income/loss per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such shares is 16,000 and 20,000 for the years ended June 30, 2008 and 2007.

                                                  Year Ended June 30, 2008
                                          Income             Shares      Per Share Amount
                                          ------             ------      ----------------
Basic net loss/per common share         $   122,053          1,362,031       $      0.09
Effect of dilutive securities                    --                918                --
                                        -----------        -----------       -----------
Diluted net loss per common share       $   122,053          1,362,949       $      0.09
                                        ===========        ===========       ===========

                                                   Year Ended June 30, 2007
                                            Loss              Shares      Per Share Amount
                                            ----              ------      ----------------
Basic net loss/per common share         $(1,682,209)         1,362,031       $     (1.24)
Effect of dilutive securities                    --                 --                --
                                        -----------        -----------       -----------
Diluted net loss per common share       $(1,682,209)         1,362,031       $     (1.24)
                                        ===========        ===========       ===========

9. Related Party Transaction
----------------------------

During fiscal 2008 and fiscal 2007 there were no related party transactions.

10. Other Income
----------------

Other income/(expense) consists of the following for the years ended June 30:

                                                                2008       2007
Sales of scrap and miscellaneous income/(expense) - net      $24,182    $(1,632)
Interest income                                              $ 2,163    $ 6,302
                                                             -------    -------
                                                             $26,345    $ 4,671
                                                             ==================

12.Unaudited Quarterly Financial Data

                                                         Net Income/    Earnings per share
   2008               Revenue        Gross Profit          (Loss)             Basic         Diluted
   ----               -------        ------------          ------             -----         -------
Sept. 30            $ 2,232,096       $   379,602        $    45,305        $  0.03        $  0.03
Dec. 31             $ 2,833,378       $   763,974        $   318,634           0.23           0.23
Mar. 31             $ 2,414,946       $   508,093        $    37,380           0.03           0.03
Jun. 30             $ 2,147,965       $   294,585        $  (279,266)         (0.20)         (0.20)
                    -----------       -----------        -----------        -------        -------
     Year           $ 9,628,385       $ 1,946,254        $   122,053        $  0.09        $  0.09
                    ===========       ===========        ===========        =======        =======

                                      Gross Profit/           Net       Earnings per share
   2007               Revenue            (Loss)             (Loss)            Basic        Diluted
   ----               -------            ------             ------            -----        -------
Sept. 30            $ 1,645,771       $   179,358        $  (157,469)       $ (0.12)       $ (0.12)
Dec. 31             $ 1,490,408       $   123,210        $  (235,044)         (0.17)         (0.17)
Mar. 31             $ 1,170,845       $  (500,941)       $  (914,157)         (0.67)         (0.67)
Jun. 30             $ 1,119,631       $    91,049        $  (375,539)         (0.28)         (0.28)
                    -----------       -----------        -----------        -------        -------
     Year           $ 5,426,655       $  (107,324)       $(1,682,209)       $ (1.24)       $ (1.24)
                    ===========       ===========        ===========        =======        =======

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

Item 8A(T). CONTROLS AND PROCEDURES
-----------------------------------

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2008, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2008 based on those criteria issued by COSO.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report by the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Item 8B. OTHER INFORMATION
--------------------------

      None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
-------------------------------------------------------------------------------
        GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        -------------------------------------------------------------

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders.

The Company's Code of Ethics is available at our website at www.deweyelectronics.com

Item 10. EXECUTIVE COMPENSATION
-------------------------------

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

Item 403 of Regulation S-B

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders.

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
                                                           ======                   ======                   ======


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
--------------------------------------------------------------------
         INDEPENDENCE
         ------------

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders.

Item 13. EXHIBITS
-----------------

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately follows the signature page, and is incorporated herein by this reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                        THE DEWEY ELECTRONICS CORPORATION

/s/ John H.D. Dewey                         /s/ Stephen P. Krill
--------------------------------------      -----------------------------------
BY: John H.D. Dewey                         BY: Stephen P. Krill Jr., Treasurer
    President and Chief Executive Officer

DATE: September 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Frances D. Dewey                Date: September 26, 2008
Frances D. Dewey,                   Director

/s/ John H.D. Dewey                 Date: September 26, 2008
John H.D. Dewey                     Director

/s/ James M. Link                   Date: September 26, 2008
James M. Link                       Director

/s/ Nathaniel Roberts               Date: September 26, 2008
Nathaniel Roberts                   Director

/s/ John B. Rhodes                  Date: September 26, 2008
John B. Rhodes                      Director

/s/ Ron Tassello                    Date: September 26, 2008
Ron Tassello                        Director

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