Form 10-Q
period 2008-09-30
DEWEY ELECTRONICS CORP
filed 2008-11-14
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - Q


(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008


___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period
from__________to____________

Commission File No 0-2892

THE DEWEY ELECTRONICS CORPORATION


A New York Corporation

I.R.S. Employer Identification
No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700


Indicate by check mark whether the registrant has(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer__ ___        Accelerated filer _____

Non-accelerated filer _____          Smaller reporting company__X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES___ NO_X_

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,031 at November 10, 2008.

THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                          Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         September 30, 2008(unaudited) and June 30, 2008      3

         Condensed Statements of Income -
         Three-months Ended September 30, 2008
         and 2007 (unaudited)                                 4

         Condensed Statements of Cash Flows for
         the Three-months Ended September, 2008
         and 2007 (unaudited)                                 5

         Notes to Condensed Financial Statements (unaudited)  6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                        10

Item 4T.  Controls and Procedures                             18

Part II  Other Information


Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                          19

Item 4.  Submission of Matters to a Vote of Security
         Holders                                              19

Item 6.  Exhibits                                             19


PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                         SEPTEMBER 30,     JUNE 30,
                                             2008            2008
                                         (unaudited)
ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS               $597,405         $205,122
  ACCOUNTS RECEIVABLE NET OF $23,815
    RESERVE                                764,596        1,467,055
  INVENTORIES                            1,043,612          854,390
  CONTRACT COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS OF BILLINGS          943,462        1,090,530
  PREPAID EXPENSES AND OTHER CURRENT
    ASSETS                                 134,649          117,957
                                           _______        _________

      TOTAL CURRENT ASSETS               3,483,724        3,735,054
                                         _________        _________

PLANT, PROPERTY AND EQUIPMENT:
  LAND AND IMPROVEMENTS                    651,015          651,015
  BUILDING AND IMPROVEMENTS              1,885,653        1,885,653
  MACHINERY AND EQUIPMENT                3,214,541        3,202,423
  FURNITURE AND FIXTURES                   213,984          207,805
                                         _________        _________
                                         5,965,193        5,946,896
Less accumulated depreciation            4,913,476        4,886,097
                                         _________        _________
                                         1,051,717        1,060,799

DEFERRED COSTS                              65,095           65,095
                                         _________        _________

TOTAL ASSETS                            $4,600,536       $4,860,948
                                        ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                         682,818          871,100
  BILLINGS IN EXCESS OF COSTS AND
     ESTIMATED EARNINGS                    112,778               --
  ACCRUED EXPENSES AND OTHER LIABILITIES   208,194          355,300
  ACCRUED COMPENSATION AND BENEFITS
     PAYABLE                               155,142          195,741
  ACCRUED PENSION COSTS                     92,920          109,492
                                          ________        _________

    TOTAL CURRENT LIABILITIES            1,251,852        1,531,633
                                         _________        _________

LONG-TERM PENSION LIABILITY                208,673          208,673
                                         _________        _________


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
    authorized  250,000  shares, issued
    and outstanding-none,                      --               --

  Common stock, par value $.01;
    authorized 3,000,000 shares; issued
    1,693,397 at September 30, 2008 and
    June 30, 2008                           16,934          16,934
  Additional paid-in capital             2,815,245       2,815,245
  RETAINED EARNINGS                        844,770         825,401
  ACCUMULATED OTHER COMPREHENSIVE LOSS     (49,910)        (49,910)
                                         _________       _________
                                         3,627,039       3,607,670
LESS: TREASURY STOCK 331,366 SHARES
    at cost                               (487,028)       (487,028)
                                         _________       _________

  TOTAL STOCKHOLDERS' EQUITY             3,140,011       3,120,642
                                         _________       _________
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                              $4,600,536      $4,860,948
                                        ==========      ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                                              THREE-MONTHS ENDED
                                                SEPTEMBER 30,
                                           2008          2007

REVENUES                                 $2,383,198    $2,232,096

COST OF REVENUES                          1,858,299     1,852,494
                                          _________     _________

GROSS PROFIT                                524,899       379,602

SELLING,GENERAL & ADMINISTRATIVE            504,255       334,576
                                          _________     _________

OPERATING INCOME                             20,644        45,026

   INTEREST EXPENSE                               0             0

   OTHER (EXPENSE)/INCOME  NET               (1,275)          279
                                           ________      ________

INCOME BEFORE INCOME TAXES                   19,369        45,305

PROVISION FOR INCOME TAX                         --            --
                                           ________      ________

NET INCOME                                  $19,369       $45,305
                                           ========      ========


NET INCOME PER COMMON SHARE-BASIC            $0.01        $0.03
NET INCOME PER COMMON SHARE-DILUTED          $0.01        $0.03


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                                  1,362,031     1,362,031
   DILUTED                                1,363,135     1,362,883

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                         THREE-MONTHS ENDED
                                            SEPTEMBER 30,
                                         2008        2007
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                              $19,369    $45,305
                                       ________    _______
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES:
    DEPRECIATION                         27,379     27,702

   DECREASE/(INCREASE) IN ACCOUNTS
     RECEIVABLE                         702,459   (143,118)
   (INCREASE)IN INVENTORIES            (189,222)  (223,179)
   DECREASE/(INCREASE) IN CONTRACT
     COSTS & RELATED ESTIMATED PROFITS
     IN EXCESS OF BILLINGS              147,068   (997,653)
   (INCREASE) IN PREPAID EXPENSES AND
    OTHER CURRENT ASSETS                (16,692)    (2,768)
   (DECREASE)/INCREASE IN ACCOUNTS
      PAYABLE                          (188,282)   603,555
    INCREASE IN DEFERRED REVENUE              0    406,800
   INCREASE IN BILLINGS IN EXCESS OF
      COSTS AND ESTIMATED EARNINGS      112,778    105,809
   (DECREASE)/INCREASE IN ACCRUED
      EXPENSES AND OTHER LIABILITIES   (187,705)   105,619
   (DECREASE) IN PENSION LIABILITY      (16,572)   (15,000)
                                       ________    _______
   TOTAL ADJUSTMENTS                   391,211   (132,233)
                                      ________    _______


NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES                 410,580    (86,928)
                                      ________    _______


CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PLANT, PROPERTY
    AND EQUIPMENT                      (18,297)      (921)
NET CASH USED IN INVESTING ACTIVITIES  (18,297)      (921)
                                       _______     ______


NET INCREASE/(DECREASE) IN CASH AND
   CASH EQUIVALENTS                    392,283    (87,849)


CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  205,122    432,337
                                       _______    _______


CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                        $  597,405 $  344,488
                                     =========  =========


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

      INTEREST RECEIVED               $    67    $    220


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Significant Accounting Policies
-----------------------------------

Basis of Presentation
---------------------
The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 (the "2008 Form 10-KSB").

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2008, and the results of operations and cash flows for the three-months then ended. The results of operations and cash flows for the period ended September 30, 2008 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2009.

As of September 30, 2008, there have been no material changes to any of the significant accounting policies described in our 2008 Form 10-KSB.

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

Income Taxes
------------

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

On July 1, 2007, the Company adopted FASB Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109" ("FIN 48"). There was no material effect on the Company's financial statements associated with the adoption of FIN 48. The tax years 2004 - 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

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



In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). In October 2008, the FASB adopted FASB Staff Position No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company's fiscal year beginning July 1, 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the Company's 2009 fiscal year beginning July 1, 2008. FSP 157-3 reaffirms that for financial assets fair value is an estimated exit price, and provides examples of how to estimate fair values when relevant observable data are not available. It further clarifies that in disorderly markets, judgment is required when deciding to accept or reject market prices as evidence of fair value. FSP 157-3 is immediately effective, including for prior periods, for which financial statements have not been issued. The adoption of Statement SFAS 157, FSP 157-1, and FSP 157-3 had no impact on the Company's financial statements.

3.  Inventories
---------------

Inventories consist of:

                       September 30, 2008      June 30, 2008

Finished Goods             $43,599               $56,279
Work In Progress           307,486               217,674
Raw Materials              692,527               580,437
                           _______               _______
Total                   $1,043,612              $854,390
                         =========               =======

4.  Taxes on Income
-------------------

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $791,000 and $231,000 of federal and state net deferred tax assets, respectively, expiring beginning in 2012. In the three month period ended September 30, 2008 approximately $7,000 and $2,000 of these federal and state net deferred tax assets, respectively, have been reduced as a result of the net income for the period.

5.  Earnings Per Share
----------------------

Net income per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period. Diluted net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.


The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. For the three-months ended September 30, 2008 and September 30, 2007, respectively, the number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the quarter.



                                  Three-months Ended September 30,

                             2008                          2007
                                     Per                     Per
                  Income    Shares   Share Income   Shares   Share
                                     Amount                  Amount
Basic net
 Incomeper
 common share    $19,369  1,362,031  $.01  $45,305  1,362,031 $.03

Effect of
dilutive
Securities            --      1,104    --      --         852   --
                  _______  ________  ____   ______   ________  ___

Diluted net
income per
common share     $19,369  1,363,135  $.01  $45,305  1,362,883 $.03
                 =======  =========  ====  =======  =========  ===

6.	Reclassification of Prior Year Balances
--------------------------------------------

Certain prior year balances have been reclassified to conform to the current period financial statement presentation. This reclassification has no impact on Reported Earnings, Net Worth, or Cash Flows for prior fiscal periods.
                                  9





THE DEWEY ELECTRONICS CORPORATION

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company's 2008 Form 10-KSB. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1 (Description of Business - Operational Risks) of the Company's 2008 Form 10-KSB. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

Critical Accounting Policies and Estimates
------------------------------------------

The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company's 2008 Form 10-KSB.


Results of Operations - Revenues
--------------------------------

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

Revenues for the first quarter of fiscal year 2009, the three month period ended September 30, 2008, were $151,102 higher when compared to same period in 2007. The higher revenues were due to increased production of generator sets under the Company's prime contract to provide 2kW generator sets to the U.S. Army and increased production of 2kW generator sets for delivery to other defense contractors outside the Company's prime contract. Customer funded research and development revenues also increased when compared to the same three month period in 2007 while revenues for replacement parts and short-term orders were lower during this three month period in 2008 then they were in 2007.

For the three months ended September 30, 2008 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 83% of revenues compared to approximately 75% in the first quarter of fiscal year 2008 (ended September 30, 2007). The Company's research and development contracts provided approximately 10% of revenues in the first quarter of fiscal 2009, and approximately 6% of revenues in the first quarter of fiscal 2008. Replacement parts and other short-term business including snowmaking equipment provided approximately 7% of revenues in the first quarter of fiscal year 2009 and approximately 19% of revenues in the same period of fiscal 2008.

In March 2007, the Company was awarded three related research and development sub-contracts, in the aggregate amount of approximately $230,400 to research and develop electronic controls for diesel fuel cell reformers. Work on these contracts began in the first quarter of fiscal year 2008 and is expected to extend until the third quarter of fiscal 2009. No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

In July 2007, the Company received a subcontract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit that can be mounted on the back of the USMC main battle tank, the Abrams M1A1. The development contract, for $646,400, was awarded by the USMC Tank Program Office, in Quantico, VA, through a sub-contract administered by CACI, Eatontown, NJ, and has the possibility of a follow-on production contract. Work on this contract also began in the first quarter of fiscal 2008 and continued into the quarter ending September 30, 2008. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

In August 2007, the Company received a new contract to provide auxiliary power systems for the United States Marine Corps (USMC) 'Logistic Vehicle'. This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government's option. The Logistics Vehicle Power System (LVPS) is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices. It is based on the Company's existing 2 kilowatt military tactical generator.
A delivery order for the LVPS, valued at approximately $2.4 million was received in August 2007 and completed in December 2007. In July 2008, the Company received a second delivery order valued at approximately $500,000 for additional units to be delivered in January 2009 and work began to produce these units during the first quarter of fiscal 2009. While the Company was successful in obtaining these initial orders, no assurance can be made that the Company will receive any future production orders as a result of this contract.

In December 2007, the Company announced the award of a $985,976 subcontract from Fibertek, Inc. of Herndon, VA, as part of the U.S. Government's 2kW Military Tactical Generator (MTG) Product Improvements - Engine. This contract covers the efforts to qualify an EPA compliant diesel engine for use in the 2kW portable Military Tactical Generator product line. This engineering and test effort is being conducted at the Company's Oakland, NJ, facility. Initial test efforts began during the third quarter of fiscal year 2008 (ended March 31, 2008) and are expected to be completed by December 2008. Although no assurances can be made, the Company expects that first article testing, if successful, should result in the incorporation of the EPA compliant engine as a standard component of the 120 volt AC and 28 volt DC 2kW generator sets currently manufactured by the Company.

In May 2008, the Company received an award of $475,000 to develop a prototype 'idle reduction' system consisting of an environmental control unit and diesel generator under a subcontract from MTC Technologies of Eatontown, NJ. The Company is partnering with AMETEK Corporation of El Cajon, California to develop this system to provide heating and cooling for US Army "long haul" trucks independent of the vehicle's main engine. The generator being developed by the Company under this subcontract will be used to power the environmental control unit while also providing both AC and DC current for the vehicle. Delivery of the prototype units to the customer is scheduled for December 2008. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

The Company experiences variable amounts of material receipts from time to time during the normal course of business. Material receipts are dependent upon the receipt of orders, project requirements and vendor delivery schedules. As the Company uses the percentage-of-completion method of accounting to record revenues on certain long-term contracts, material costs have an impact upon recorded revenues (see Note 1, Revenue Recognition of the Notes to Financial Statements).

The aggregate value of the Company's backlog of sales orders was $6.5 million on September 30, 2008 and $8.1 million on September 30, 2007. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal year 2009 revenues.

Gross Profit
------------

The Company earned a gross profit of $524,899 for the three months ended September 30, 2008 compared to a gross profit of $379,602 for the same period in 2007.

Gross margin is the measure of gross profit as a percentage of revenues. It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. The Company had a gross margin of 22% for the first quarter of fiscal year 2009, ended September 30, 2008, compared to a gross margin of 17% for the first quarter of fiscal 2008.

The improved gross margin for the first quarter of fiscal year 2009 is the result of several factors. Principal among these are the increase in volume and change in product mix attributable to the Company's customer funded research and development efforts and the increase in production of 2kW generators for delivery to other defense contractors outside the Company's prime contract with the U.S. Army. The effects of these changes are twofold. First the increase in customer funded research and development reduces the proportion of fixed overhead expense absorbed by products with contractually fixed selling prices thereby increasing the margins generated by these products. Second, because the generators sold to other defense contractors are not being sold under long term, fixed price contracts the selling price of these generators takes into account current costs of production. Partly offsetting the gains in gross margin was an increase in costs related to metals, transportation and foreign sourced components for the 2kw generator set product line. The Company's 10-year indefinite delivery, indefinite quantity prime contract for generator sets with the U.S. Army, awarded in 2001 allows for a small annual increase in selling price. Gross profit has been reduced as a result of costs increasing faster than the selling price. The Company is in communication with the Government and is continuing to pursue a pricing modification under the contract. This is a labor intensive process and no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

Selling, General and Administrative Expenses
-------------------------------------------

Selling, General and Administrative Expenses for the first three months of fiscal 2009 were $504,255 or 21% of revenue compared to $334,576 or 15% of revenue in the first three months of fiscal 2008. The most significant increases in expense were for Company sponsored new product development efforts, business development expense, and increased legal, professional and recruiting expenses.

Interest Expense
----------------

The Company had no interest expense in the three month periods ended September 30, 2008 and 2007 respectively.

Other Expense/Income - Net
--------------------------

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $1,275 for the three months ended September 30, 2008 was comprised of bank fees of $1,395 and miscellaneous income of $120.

Other income of $279 for the three months ended September 30, 2007 was comprised of interest income of $220, and miscellaneous income of $59.

Net Income before income taxes
------------------------------

Net income before income taxes for the three months ended September 2008 and September 30, 2007 was $19,369 and $45,305 respectively.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $791,000 and $231,000 of federal and state net deferred tax assets, respectively, expiring beginning in 2012. Of these amounts, reductions of approximately $7,000 and $2,000 of federal and state net deferred tax assets, respectively, are the result of net income for the three-month period ending September 30, 2008.

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

As of September 30, 2008 the Company had no material capital expenditure commitments. Management believes that the Company's current cash combined with progress and milestone payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At September 30, 2008, the Company's working capital was $2,231,872 compared to $2,146,540 at September 30, 2007.

The ratio of current assets to current liabilities was 2.78 to 1 at September 30, 2008 and 2.12 to 1 at September 30, 2007.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                      14
                             Three Months ended September 30,
                                   2008               2007

Net Cash Provided by(used in)

  Operating activities            $  410,580      $  (86,928)
  Investing activities               (18,297)           (921)
  Financing activities                    --              --


Operating Activities:
---------------------

Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash provided by operating activities in the three-month period ended September 30, 2008 was comprised primarily of net income before depreciation and amortization, an increase in billings in excess of costs and estimated earnings, and decreases in accounts receivable, and contract costs and estimated related profits in excess of applicable billings partly offset by an increase in inventories, and decreases in accounts payable and accrued expenses.

Net cash used in operating activities for the three-month period ended September 30, 2007 was comprised primarily of net income before depreciation and amortization, increases in accounts receivable, inventories, contract costs and related profits in excess of applicable billings, which were partly offset by increases in accounts payable, deferred revenue, billings in excess of costs and estimated earnings and accrued expenses.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the three month period ended September 30, 2008 and September 30, 2007, the Company expensed $14,814 and $39,499 respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:
---------------------

During the first three months of fiscal 2009, net cash of $18,297 was used in investing activities. The entire amount was used for capital expenditures, principally for test equipment.

During the first three months of fiscal 2008, net cash of $921 was used in investing activities all of which was used for capital equipment.

Financing Activities:
-------------------

The Company did not use any cash in financing activities during the three month periods ended September 30, 2008 and 2007 respectively.

The Company currently has no debt but is endeavoring to obtain a replacement credit facility for a line of credit that expired in February 2007. The Company does not regard this credit facility as vital to its continued operations.

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287. The Company is continuing to actively pursue possible methods of monetizing 68 undeveloped and unused acres of this property, by its sale and/or development. This endeavor has become more complex with the implications of New Jersey's "Highlands Water Protection and Planning Act" ("the Act").

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

However, since the Act was passed in June of 2004, the State has repeatedly delayed promulgation of final regulations and a master plan. Originally expected in 2005, final regulations and a master plan were recently approved by the Governor on September 5, 2008. At the same time the Governor issued Executive Order 114 further defining the framework by which the Highlands Council, other State agencies, and both county and municipal governments are to work together. The Company believes that a regulatory environment is now developing within which monetization of the land may be possible. In light of these recent events, the Company is actively assessing its options. However, no assurances can be given that the Company's efforts will be successful, that a satisfactory valuation will be achieved, or that resolution will be timely.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). In October 2008, the FASB adopted FASB Staff Position No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company's fiscal year beginning July 1, 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the Company's 2009 fiscal year beginning July 1, 2008. FSP 157-3 reaffirms that for financial assets fair value is an estimated exit price, and provides examples of how to estimate fair values when relevant observable data are not available. It further clarifies that in disorderly markets, judgment is required when deciding to accept or reject market prices as evidence of fair value. FSP 157-3 is immediately effective, including for prior periods, for which financial statements have not been issued. The adoption of Statement SFAS 157, FSP 157-1, and FSP 157-3 had no impact on the Company's financial statements.

Company Strategy
---------------

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

The Company faces competition in many areas and from companies of various sizes, capabilities and resources. Competitive factors include product quality, technology, product availability, price, and customer service. Management believes that the reputation of the Company in these areas provides a significant positive competitive factor. As part of its overall business strategy management is continuing to reinforce customer awareness of the Company's current and past performance as a Department of Defense supplier, its product quality and reliability, and its historically strong customer relationships.

In response to the U.S. Army's change in priorities away from long-term product improvements regarding the 2kW Generator Program in 2007, management reevaluated its approach to the second and third strategic objectives described above. Rather than continuing to develop new longer term internal technologies, the Company is now attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories.

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

In the near term, continued growth in profitability and broadening the line of product offerings are the Company's primary objectives. The new development contracts, and the customer-funded research and development sub-contracts, described above contribute to this goal. At present the Company is not actively pursuing opportunities for piece and component manufacturing work and other short-term business that would utilize existing factory capacities and capabilities due to the lack of excess capacity in the Company's factory. However the Company may consider pursuing such opportunities in the future. The Company is continuing to pursue possible sub-contracting relationships with other companies and defense contractors that leverage the Company's current expertise and technology in generators and auxiliary power units.



ITEM 4T.	Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2008, the design and operation of the Company's disclosure controls and procedures were effective.
Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.
During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                             THE DEWEY ELECTRONICS CORPORATION




                             /s/ John H.D. Dewey
Date:  November 14, 2008     John H.D. Dewey
                             President and Chief Executive Officer




                             /s/ Stephen P. Krill
Date:  November 14, 2008     Stephen P. Krill
Treasurer

















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