Form 10-Q
period 2008-12-31
DEWEY ELECTRONICS CORP
filed 2009-02-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - Q


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 2008


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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,031 at February 11, 2009.
_______________________________________



THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                             Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         December 31, 2008(unaudited) and June 30, 2008       3

         Condensed Statements of Income -
         Three and Six-months Ended December 31, 2008
         and 2007 (unaudited)                                 4

         Condensed Statements of Cash Flows for
         the Six-months Ended December, 2008
         and 2007 (unaudited)                                 5

       Notes to Condensed Financial Statements (unaudited)    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                          11

Item 4T. Controls and Procedures                             20

Part II  Other Information


Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                         21

Item 4.  Submission of Matters to a Vote of Security
         Holders                                             21

Item 6.  Exhibits                                            21

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                          DECEMBER 31,   JUNE 30,
                                             2008         2008
                                         (unaudited)
ASSETS:

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS               $  426,927      $  205,122
  ACCOUNTS RECEIVABLE NET OF ALLOWANCE
    OF $0 and $23,815                      1,084,451       1,467,055
  INVENTORIES                                983,205         854,390
  CONTRACT COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS OF BILLINGS          1,111,157       1,090,530
  PREPAID EXPENSES AND OTHER CURRENT
    ASSETS                                   138,554         117,957
                                           _________       _________

      TOTAL CURRENT ASSETS                 3,744,294       3,735,054
                                           _________       _________

PLANT, PROPERTY AND EQUIPMENT:
  LAND AND IMPROVEMENTS                      651,015         651,015
  BUILDING AND IMPROVEMENTS                1,885,653       1,885,653
  MACHINERY AND EQUIPMENT                  3,224,253       3,202,423
  FURNITURE AND FIXTURES                     212,484         207,805
                                           _________       _________
                                           5,973,405       5,946,896
Less accumulated depreciation              4,940,856       4,886,097
                                           _________       _________
                                           1,032,549       1,060,799
                                           _________       _________

DEFERRED COSTS                                65,095          65,095
                                           _________       _________
TOTAL OTHER ASSETS                            65,095          65,095
                                           _________       _________

TOTAL ASSETS                              $4,841,938      $4,860,948
                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                           511,071         871,100
  ACCRUED EXPENSES AND OTHER LIABILITIES     305,382         355,300
  ACCRUED COMPENSATION AND BENEFITS
    PAYABLE                                  233,865         195,741
  ACCRUED PENSION COSTS                       82,792         109,492
                                            ________       _________

    TOTAL CURRENT LIABILITIES              1,133,110       1,531,633
                                           _________       _________

LONG-TERM PENSION LIABILITY                  208,673         208,673
                                           _________       _________

STOCKHOLDERS' EQUITY:

  Preferred stock, par value $1.00;
    authorized  250,000 shares, issued
    and outstanding-none,                        --               --
  Common stock, par value $.01; authorized
    3,000,000 shares issued and outstanding
    1,693,397 at December 31, 2008 and
    June 30, 2008                            16,934           16,934
  Additional paid-in capital              2,815,685        2,815,245
  RETAINED EARNINGS                       1,204,474          825,401
  ACCUMULATED OTHER COMPREHENSIVE LOSS      (49,910)         (49,910)
                                          _________        _________
                                          3,987,183        3,607,670
LESS: TREASURY STOCK 331,366 SHARES
    at cost                                (487,028)        (487,028)
                                          _________        _________

  TOTAL STOCKHOLDERS' EQUITY              3,500,155        3,120,642
                                          _________        _________
TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY                                $4,841,938       $4,860,948
                                         ==========       ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)


                          THREE-MONTHS ENDED     SIX-MONTHS ENDED
                             DECEMBER 31           DECEMBER 31

                           2008     2007         2008         2007

REVENUES               $2,821,062  $2,833,378  $5,204,260   $5,065,474

COST OF REVENUES        1,997,713   2,069,404   3,856,012    3,921,898
                        _________   _________   _________    _________

GROSS PROFIT              823,349     763,974   1,348,248    1,143,576

SELLING,GENERAL &
  ADMINISTRATIVE          460,898     454,207     965,153      788,783
                        _________   _________   _________    _________

OPERATING INCOME          362,451     309,767     383,095      354,793

   OTHER (EXPENSE)/
     INCOME   NET          (2,747)      8,867      (4,022)       9,146
                        _________   _________   _________    _________

INCOME BEFORE INCOME
  TAXES                   359,704     318,634     379,073      363,939

PROVISION FOR INCOME
   TAX                         --          --         --            --
                        _________   _________   _________    _________

NET INCOME               $359,704    $318,634    $379,073     $363,939
                        =========   =========   =========    =========




NET INCOME PER
   COMMON SHARE-BASIC     $0.26       $0.23       $0.28       $0.27
NET INCOME PER COMMON
   SHARE-DILUTED          $0.26       $0.23       $0.28       $0.27



WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                 1,362,031   1,362,031   1,362,031   1,362,031
   DILUTED               1,363,165   1,362,902   1,363,617   1,362,871


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                       SIX-MONTHS ENDED
                                          DECEMBER 31,
                                      2008           2007

CASH FLOWS FROM OPERATING
 ACTIVITIES
NET INCOME                          $379,073       $363,939
ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED BY/
  (USED IN) OPERATING ACTIVITIES:
   DEPRECIATION                       54,759         55,404
   ALLOWANCE FOR DOUBTFUL ACCOUNTS   (23,815)            --
  STOCK OPTION COMPENSATION
   EXPENSE                               440             --
   (INCREASE)/DECREASE IN ACCOUNTS
     RECEIVABLE                      406,419       (255,626)
   (INCREASE)IN INVENTORIES         (128,815)      (295,874)
   INCREASE IN CONTRACT COSTS &
     RELATED ESTIMATED PROFITS IN
     EXCESS OF BILLINGS              (20,627)      (644,464)
   (INCREASE)/DECREASE IN PREPAID
      EXPENSES AND OTHER CURRENT
      ASSETS                         (20,597)        10,617
    INCREASE/(DECREASE) IN ACCOUNTS
      PAYABLE                       (360,029)       597,777
   INCREASE/(DECREASE) IN ACCRUED
      EXPENSES AND OTHER
      LIABILITIES                    (11,794)        89,746
   (DECREASE) IN ACCRUED PENSION
      COSTS                          (26,700)            --
                                   _________      _________
   TOTAL ADJUSTMENTS                (130,759)      (442,420)
                                   _________      _________


NET CASH PROVIDED BY/(USED IN)
   OPERATING ACTIVITIES              248,314       (78,481)
                                   _________      ________


CASH FLOWS FROM INVESTING
  ACTIVITIES:
  EXPENDITURES FOR PLANT,
     PROPERTY AND EQUIPMENT          (26,509)      (64,572)
                                   _________    _________
NET CASH USED IN INVESTING
   ACTIVITIES                        (26,509)      (64,572)
                                   _________     _________

NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS          221,805      (143,053)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                205,122       432,337
                                    ________      ________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                     $426,927      $289,284
                                    ========      ========


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

      INTEREST RECEIVED           $     238       $    574



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Significant Accounting Policies
==================================
Basis of Presentation
=====================
The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 (the "2008 Form 10-KSB").

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of December 31, 2008, and the results of operations for the three-months and six-months and cash flows for the six-months then ended. The results of operations and cash flows for the period ended December 31, 2008 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2009.

As of December 31, 2008, there have been no material changes to any of the significant accounting policies described in our 2008 Form 10-KSB.

Revenue Recognition
===================
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described in the final sentence of this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company currently has one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it does not recognize revenue based on the percentage-of-completion method; rather, revenue is recorded with the successful completion of each milestone in accordance with the contract terms.

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

Use of Estimates
================
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, among others, lower of cost or market estimates for inventories, realization of deferred tax assets (valuation allowances), revenue recognition and certain accrued expenses. Actual results could differ from those estimates.

Income Taxes
============
The Company applies Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

On July 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109" ("FIN 48"). There was no material effect on the Company's financial statements associated with the adoption of FIN 48. The tax years 2004 - 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

2.  Recent Accounting Pronouncements
====================================
In February 2007, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not own any financial instruments and the adoption of this statement did not have an effect on the Company's financial statements.

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

3.  Inventories
===============

Inventories consist of:

                           December 31, 2008         June 30, 2008
                           _________________         _____________

Finished Goods                  $19,900                 $56,279
Work In Progress                324,336                 217,674
Raw Materials                   638,969                 580,437
                                _______                 _______
Total                          $983,205                $854,390
                               ========                ========

4.  Taxes on Income
===================
The Company has provided a valuation allowance against its net deferred tax assets (which consists primarily of net operating loss carryforwards)as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $669,000 and $199,000 of federal and state net deferred tax assets, respectively, expiring beginning in 2012. In fiscal 2009 approximately $129,000 and $34,000 of these federal and state net deferred tax assets, respectively, have been reduced as a result of the net income for the six-month period ending December 31, 2008. The valuation allowance against these deferred tax assets has been reduced by a corresponding amount.

5.  Earnings Per Share
======================
Net income per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period. Diluted net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. For the three and six-months ended December 31, 2008 and December 31, 2007, respectively, the number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the quarter.

                                   Three-months Ended December 31,
                             2008                          2007
                                       Per                            Per
                Income    Shares       Share    Income    Shares      Share
                                       Amount                         Amount
Basic
 Net
 income
 per
 common
 share          $359,704  1,362,031    $.26     $318,634  1,362,031   $.23

Effect
 Of
 dilutive
 Securities           --      1,134      --           --        871     --
                 _______   ________     ____     _______   ________   ____

Diluted
 Net
 income
 per
 common
 share          $359,704  1,363,165    $.26     $318,634   1,362,902   $.23
                ========  =========    ====     ========   =========   ====



                                   Six-months Ended December 31,
                              2008                           2007
                                       Per                             Per
                 Income    Shares      Share     Income    Shares      Share
                                       Amount                          Amount

Basic
 Net
 Income
 Per
 Common
 Share           $379,073   1,362,031  $.28      $363,939   1,362,031   $.27

Effect
 Of
 dilutive
 Securities           --       1,586     --           --          840     --
                 _______    ________    ___       _______    ________   ____

Diluted
 Net
 income
 per
 common
 share          $379,073   1,363,617  $.28       $363,939   1,362,871   $.27
                ========   =========  ====       ========   =========   ====

6.  Stock-Based Compensation Plans
==================================
On December 2, 1998 the Employee Stock Option Committee adopted a Stock Option Plan of 1998, pursuant to which incentive stock options to purchase shares of common stock may be granted to various executives and other key employees. The following disclosures are based on stock options granted to employees of the Company in the second fiscal quarter, ended December 31, 2008. The Company recorded a total of $440 in stock option compensation expense for both the second quarter and first six months of fiscal 2009, respectively. The Company had no stock option expense in fiscal 2008. For the full fiscal year 2009, the Company expects approximately $3,084 in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants (if any) during the remainder of the year as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

The Company used its historical stock price volatility to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and six years. The expected dividend yield is based on the Company's practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following weighted average assumptions were used in the valuation of stock options granted in the second quarter of fiscal 2009.

                                                 December 31,2008

Expected dividend yield                                    --
Expected volatility                                      63.8%
Risk-free interest rate                                   1.87%
Expected life in years                                    6.7


Based on the assumptions in the table above, the grant date fair value of stock options granted in the second quarter of fiscal 2009 was $5,287.

Stock option transactions for the Company's employee stock options plans for the second quarter and six months ended December 31, 2008:


                                      December 31, 2008
                           Three Months                 Six Months
                                     Weighted                   Weighted
                                     Average                    Average
                        Shares     Exercise Price   Shares    Exercise Price
                        ______     ______________   ______    ______________
Beginning balance       20,000         3.47         20,000         3.47
Granted                  5,200         1.63          5,200         1.63
Exercised                   --           --             --           --
Cancelled or expired        --           --             --           --
Ending balance          25,200         3.09         25,200         3.09
Options exercisable
  at end of period      20,000         3.47         20,000         3.47


THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
===========================================================================
The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company's 2008 Form 10-KSB. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934.
All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1 (Description of Business - Operational Risks) of the Company's 2008 Form 10-KSB. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

Results of Operations - Revenues
================================
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described in the final sentence of this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company currently has one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it does not recognize revenue based on the percentage-of-completion method; rather, revenue is recorded with the successful completion of each milestone in accordance with the contract terms.

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

Revenues for the second quarter of fiscal year 2009, the three month period ended December 31, 2008, were $12,316 lower when compared to same period in 2007. The lower revenues were due to decreased production of 3.5kW generator sets under a short-term contract with the United States Marines as described below. The decrease in generator set production was offset in part by increases in customer funded research and development revenues and revenues for replacement parts and short-term orders during the second quarter of fiscal year 2009 when compared to the same quarter in fiscal year 2008.

For the three months ended December 31, 2008 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 62% of revenues compared to approximately 85% in the second quarter of fiscal year 2008 (ended December 31, 2007). The Company's research and development contracts provided approximately 29% of revenues in the second quarter of fiscal 2009, and approximately 8% of revenues in the second quarter of fiscal 2008. Replacement parts and other short-term business including snowmaking equipment provided approximately 9% of revenues in the second quarter of fiscal year 2009 and approximately 7% of revenues in the same period of fiscal 2008.

Revenues for the six-month period ended December 31, 2008 were $138,786 higher when compared to the same period in 2007. This increase in revenue is attributable to increases in customer funded research and development revenues and an increase in revenues from replacement parts while revenue from generator set production decreased during this six month period when compared to the same period last year.

During the six-month period ended December 31, 2008, production efforts under the Company's contract to provide the Armed Forces with 2kW and 3.5kW diesel operated generator sets provided approximately 72% of revenues compared to approximately 86% of such revenues in the same period in 2007. The Company's research and development contracts provided approximately 20% of revenues during the six-month period ended December 31, 2008, versus approximately 7% of such revenues in the same period in 2007. Replacement parts and other short-term business provided approximately 8% of such revenues in the six-month period ended December 31, 2008, and approximately 7% of such revenues in the same period in 2007.

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

In July 2007, the Company received a subcontract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit that can be mounted on the back of the USMC main battle tank, the Abrams M1A1. The development contract, for $646,400, was awarded by the USMC Tank Program Office, in Quantico, VA, through a sub-contract administered by CACI, Eatontown, NJ, and had the possibility of a follow-on production contract. Work on this contract also began in the first quarter of fiscal 2008 and continued into the quarter ending September 30, 2008. In December 2008, the Company was notified that the USMC had awarded the production contract to another company who was not part of the development phase awarded in 2007.

In August 2007, the Company received a new contract to provide auxiliary power systems for the United States Marine Corps (USMC) 'Logistic Vehicle'. This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government's option. The Logistics Vehicle Power System (LVPS) is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices. It is based on the Company's existing 2 kilowatt military tactical generator. A delivery order for the LVPS, valued at approximately $2.4 million was received in August 2007 and completed in December 2007. In July 2008, the Company received a second delivery order valued at approximately $500,000 for additional units to be delivered in January 2009. Work began to produce these units during the first quarter of fiscal 2009 and was substantially completed during the second quarter of fiscal 2009. Subsequent to the second quarter of fiscal year 2009, the Company received a third delivery order valued at approximately $400,000 for delivery expected to be in early July 2009. While the Company was successful in obtaining these initial orders, no assurance can be made that the Company will receive any future production orders as a result of this contract.

In December 2007, the Company announced the award of a $985,976 subcontract from Fibertek, Inc. of Herndon, VA, as part of the U.S. Government's 2kW Military Tactical Generator (MTG) Product Improvements - Engine. This contract covers the efforts to qualify an EPA compliant diesel engine for use in the 2kW portable Military Tactical Generator product line. This engineering and test effort was conducted at the Company's Oakland, NJ, facility. Initial test efforts began during the third quarter of fiscal year 2008 (ended March 31, 2008). First article testing revealed that the replacement EPA compliant engine was incapable of providing the necessary power output in the required range of operating conditions. As a result, the Company does not expect this engine to replace the existing non-compliant engine used in the 2kW product line. The Army has a waiver from the EPA to continue using the non-compliant engine.


In May 2008, the Company received an award of $475,000 to develop a prototype 'idle reduction' system consisting of an environmental control unit and diesel generator under a subcontract from MTC Technologies of Eatontown, NJ. The Company is partnering with AMETEK Corporation of El Cajon, California to develop this system to provide heating and cooling for US Army "long haul" trucks independent of the vehicle's main engine. The generator being developed by the Company under this subcontract will be used to power the environmental control unit while also providing both AC and DC current for the vehicle. Work under this contract was substantially competed in December 2008 and delivery of the prototype units to the customer was made in January 2009. No assurance can be made that the Company will receive any future production orders as a result of this contract or that the Government will award the Company any additional development contracts.

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

The aggregate value of the Company's backlog of sales orders was $7.1 million on December 31, 2008 and $5.4 million on December 31, 2007. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal year 2009 revenues.

Gross Profit
============
The Company's gross profit was $823,349 for the second quarter of fiscal year 2009, compared with gross profit of $763,974 for the second quarter of fiscal year 2008.

Gross margin is the measure of gross profit as a percentage of revenues. It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. The Company's gross margin was 29% for the three-month period ended December 31, 2008 and 27% for the three-month period ended December 31, 2007. The increase in gross margin is attributable to a change in product mix with increased revenues from research and development efforts and lower revenues from the production of generator sets compared to the same period in 2007.

For the six-month period ended December 31, 2008 the Company's gross profit was $1,348,248 compared to $1,143,576 for the six-month period ended December 31, 2007.

The Company's gross margin was approximately 26% for the six-month period ended December 31, 2008 and approximately 23% during the six-month period ended December 31, 2007. As with the three month period described above these improved results are due to a shift in product mix with research and development efforts accounting for a higher proportion of revenues in the first six months of fiscal 2009 when compared to the same period in fiscal 2008. Additionally 2kW generator sets sold to other defense contractors made up a higher proportion of revenues from generator set production in the first six months of fiscal 2009 than in the first six months of fiscal 2008. The selling price of these 2kW generators is reflective of current material costs and provides a higher gross margin than 2kW generator sets sold to the Government under the Company's prime contract on which the gross margin has diminished over time due to material costs rising faster than price increases allowed in the contract.

Selling, General and Administrative Expenses
============================================
Selling, General and Administrative expense for the three-months ended December 31, 2008 were $460,898 or 16% of revenue. For the three-months ended December 31, 2007, Selling, General and Administrative expenses totaled $454,207 or 16% of revenue.


Selling, General and Administrative expense for the six-months ended December 31, 2008 were $965,153 or 19% of revenue. For the six-months ended December 31, 2007, Selling, General and Administrative expenses totaled $788,783 or 16% of revenue. Expenditures for the six-month period ended December 31, 2008 were higher when compared with the same period last year primarily due to increased sales and marketing efforts.

Interest Expense
================
The Company had no interest expense in the three month and six month periods ended December 31, 2008 and 2007 respectively.

Other Expense/Income - Net
==========================
Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $2,747 for the three months ended December 31, 2008 was comprised of bank fees of $1,967 and State and Local Use Tax of $1,625 partly offset by miscellaneous income of $845.

Other income of $8,867 for the three months ended December 31, 2007 was comprised of interest income of $354 and miscellaneous income of $8,513 primarily from the sale of scrap.

Other expense of $4,022 for the six months ended December 31, 2008 was comprised of bank fees of $3,309 and State and Local Use Tax of $1,625 partly offset by miscellaneous income of $912.

Other income of $9,146 for the six months ended December 30, 2007 was comprised of interest income of $574, and miscellaneous income of $8,572.

Net Income before income taxes
==============================
Net income before income taxes for the three-month period ended December 31, 2008 was $359,704. For the same period in 2007 net income before income taxes was $318,634.

Results for the second quarter of fiscal year 2009 increased when compared to the same period in fiscal year 2008 primarily due to higher gross profit while Selling, General and Administrative costs were slightly higher as discussed above.

Net income before income taxes for the six-month period ended December 31, 2008 was $379,073. For the same period in 2007 net income before income taxes was $363,939.

Results for the six-month period ended December 31, 2008, increased when compared to the same period in fiscal year 2008 primarily due to higher gross profit while Selling, General and Administrative costs were slightly higher as discussed above.

Income Taxes
============
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carry-forwards.


A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that these amounts will not be realized.

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $669,000 and $199,000 of federal and state net deferred tax assets, respectively, expiring beginning in 2012. Of these amounts, reductions of approximately $129,000 and $34,000 of federal and state net deferred tax assets, respectively, are the result of net income for the six-month period ending December 31, 2008.

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

As of December 31, 2008 the Company had no material capital expenditure commitments. Management believes that the Company's current cash combined with progress and milestone payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At December 31, 2008, the Company's working capital was $2,611,184 compared to $2,459,225 at December 31, 2007.

The ratio of current assets to current liabilities was 3.30 to 1 at December 31, 2008 and 2.80 to 1 at December 31, 2007.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                   Six Months ended December 31,
                                    2008                   2007

Net Cash Provided by(used in)
  Operating activities             $  248,314           $  (78,481)
  Investing activities                (26,509)             (64,572)
  Financing activities                     --                   --


Operating Activities:
=====================
Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash provided by operating activities in the six-month period ended December 31, 2008 was comprised primarily of net income before depreciation and a decrease in accounts receivable, partly offset by increases in contract costs and estimated related profits in excess of billings and inventories, along with decreases in accounts payable, accrued expenses and accrued pension costs.

Net cash used in operating activities for the six-month period ended December 31, 2007 was comprised primarily of net income before depreciation, increases in accounts receivable, contract costs and related estimated profits in excess of billings, and inventories which were partly offset by increases in accounts payable and accrued expenses and a decrease in prepaid expense.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $30,918 of these costs during the six-month period ended December 31, 2008. For the six-month period ended December 31, 2007, the Company expensed $71,061 of research and development costs.

Investing Activities:
====================
During the six-month period ended December 31, 2008, net cash of $26,509 was used in investing activities all of which was used for capital expenditures.

During the six-month period ended December 31, 2007, net cash of $64,572 was used in investing activities all of which was used for capital expenditures.

Financing Activities:
====================
The Company did not use any cash in financing activities during the six month periods ended December 31, 2008 and 2007 respectively.

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

Recent Pronouncements
=====================
In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not own any financial instruments and does not expect this statement to have an effect on the Company's financial statements.

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

Two recent contracts with the U.S. Department of Defense to develop generators as auxiliary power units for vehicles are examples of the second strategic objective, expanding into related power markets. The contract for the Logistics Vehicle Power Supply "LVPS" (described under "Revenues" above) utilizes the Company's core expertise in compact and highly reliable diesel engine power generation. The most recent contract to develop a prototype 'idle reduction' system consisting of an environmental control unit and diesel generator builds on the Company's recent accomplishments with vehicle mounted auxiliary power units and management believes it will allow the Company to further expand into related power applications while increasing its technology base. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under three related customer funded research and development sub-contracts where the Company will design and prototype electronic controls for diesel fuel cell systems (See "Revenues" above).

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

The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2008, the design and operation of the Company's disclosure controls and procedures were effective. Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.
During the fiscal quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None


Item 4.  Submission of Matters to a Vote of Security Holders


On December 3, 2008, at the Company's annual meeting of shareholders, the following six directors were elected to serve for the ensuing year. Set forth below are the number of votes cast for, or withheld with respect to, each such person (who were the Company's nominees for directors):

Name                              For              Withheld

Frances D. Dewey                  1,185,413        8,572
John H.D. Dewey                   1,185,495        8,490
James M. Link                     1,153,975       40,010
John B. Rhodes                    1,153,825       40,160
Nathaniel Roberts                 1,187,495        6,490
Ronald Tassello                   1,153,825       40,160



Item 6.  Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this quarterly report on Form 10-Q.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE DEWEY ELECTRONICS CORPORATION




                                  /s/ John H.D. Dewey
Date:  February 12, 2009          John H.D. Dewey
                                  President and Chief Executive Officer




                                  /s/ Stephen P. Krill
Date:  February 12, 2009          Stephen P. Krill
                                  Treasurer


THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.



Number


10(c) Form of Grant Letter for the 1998 Stock Option Plan (filed herewith)


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




