Form 10-Q
period 2009-03-31
DEWEY ELECTRONICS CORP
filed 2009-05-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10 - Q


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2009


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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,031 at May 6, 2009.



THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                             Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         March 31, 2009(unaudited) and June 30, 2008              3

         Condensed Statements of Operations -
         Three and Nine-months Ended March 31, 2009
         and 2008 (unaudited)                                     4

         Condensed Statements of Cash Flows for
         the Nine-months Ended March 31, 2009
         and 2008 (unaudited)                                     5

       Notes to Condensed Financial Statements (unaudited)        6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                          11

Item 4T.  Controls and Procedures                                20

Part II  Other Information


Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                             21

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                 21

Item 6.  Exhibits                                                21






PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                     March 31,       JUNE 30,
                                       2009            2008
ASSETS:                             (unaudited)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS          $  384,763      $  205,122
  ACCOUNTS RECEIVABLE NET OF
    ALLOWANCE OF $0 AND $23,815       1,317,914       1,467,055
  INVENTORIES                           917,513         854,390
  CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS
    OF BILLINGS                       1,024,621       1,090,530
  PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                       93,015         117,957
                                      _________       _________

      TOTAL CURRENT ASSETS            3,737,826       3,735,054
                                      _________       _________

PLANT, PROPERTY AND EQUIPMENT:
  LAND AND IMPROVEMENTS                 651,015         651,015
  BUILDING AND IMPROVEMENTS           1,885,653       1,885,653
  MACHINERY AND EQUIPMENT             3,235,761       3,202,423
  FURNITURE AND FIXTURES                212,484         207,805
                                      _________       _________
                                      5,984,913       5,946,896
Less accumulated depreciation         4,968,236       4,886,097
                                      _________       _________
                                      1,016,677       1,060,799
                                      _________       _________

DEFERRED COSTS                           65,095          65,095
                                      _________       _________
TOTAL OTHER ASSETS                       65,095          65,095
                                      _________       _________


TOTAL ASSETS                         $4,819,598      $4,860,948
                                     ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                     707,509          871,100
  ACCRUED EXPENSES AND OTHER
    LIABILITIES                        161,015          355,300
  ACCRUED COMPENSATION AND
    BENEFITS PAYABLE                   208,935          195,741
  ACCRUED PENSION COSTS                 72,220          109,492
                                      ________       __________

    TOTAL CURRENT LIABILITIES        1,149,679        1,531,633

LONG-TERM PENSION LIABILITY            208,673          208,673
                                     _________       __________


STOCKHOLDERS' EQUITY:

  Preferred stock, par value
    $1.00; authorized  250,000
    shares, issued and outstanding
    -none,                                 --                --
  Common stock, par value $.01;
    authorized 3,000,000 shares
    issued and outstanding 1,693,397
    at March 31, 2009 and
    June 30, 2008                       16,934           16,934
  Additional paid-in capital         2,817,156        2,815,245
  RETAINED EARNINGS                  1,164,094          825,401
  ACCUMULATED OTHER COMPREHENSIVE
    LOSS                               (49,910)         (49,910)
                                     _________       __________
                                     3,948,274        3,607,670
LESS: TREASURY STOCK 331,366
    SHARES at cost                    (487,028)        (487,028)
                                     _________       __________


  TOTAL STOCKHOLDERS' EQUITY         3,461,246        3,120,642
                                     _________       __________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY              $4,819,598       $4,860,948
                                    ==========       ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                       THREE-MONTHS ENDED       NINE-MONTHS ENDED
                             March 31               March 31

                        2009         2008        2009        2008





REVENUES              $3,195,421  $2,414,946  $8,399,681  $7,480,420

COST OF REVENUES       2,675,717   1,906,853   6,531,729   5,828,751
                       _________   _________   _________   _________

GROSS PROFIT             519,704     508,093   1,867,952   1,651,669

SELLING,GENERAL &
  ADMINISTRATIVE         558,712     470,036   1,523,865   1,258,819
                       _________   _________   _________   _________

OPERATING (LOSS)/
  INCOME                 (39,008)     38,057     344,087     392,850

   OTHER (EXPENSE)/
      INCOME  NET        (1,372)       (677)     (5,394)      8,469
                       ________     ________    ________    ________


(LOSS)/INCOME BEFORE
   INCOME TAXES          (40,380)     37,380     338,693     401,319


PROVISION FOR INCOME
   TAX                        --          --          --          --
                       _________     _______     _______     _______

NET (LOSS)/INCOME       $(40,380)    $37,380    $338,693    $401,319
                       =========     =======    ========    ========






NET (LOSS)/INCOME
  PER COMMON
  SHARE-BASIC            $(0.03)     $0.03     $0.25       $0.29
NET (LOSS)/INCOME
  PER COMMON
  SHARE-DILUTED          $(0.03)     $0.03     $0.25       $0.29



WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:

   BASIC              1,362,031   1,362,031   1,362,031   1,362,031
   DILUTED            1,362,031   1,363,043   1,363,511   1,362,945

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                      NINE-MONTHS ENDED
                                          MARCH 31,
                                      2009        2008

CASH FLOWS FROM OPERATING
 ACTIVITIES
NET INCOME                            $338,693    $401,319
                                      ________    ________
ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
   DEPRECIATION                         82,139      83,106
   REVERSAL OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS                 (23,815)         --
  STOCK OPTION COMPENSATION EXPENSE      1,911          --
   (INCREASE)/DECREASE IN ACCOUNTS
      RECEIVABLE                       172,956      (6,673)
   (INCREASE)IN INVENTORIES            (63,123)   (231,638)
   (INCREASE)/DECREASE IN CONTRACT
     COSTS & RELATED ESTIMATED
     PROFITS IN EXCESS OF BILLINGS      65,909    (693,972)
   (INCREASE)/DECREASE IN PREPAID
     EXPENSES AND OTHER CURRENT
      ASSETS                            24,942      (1,672)
    INCREASE/(DECREASE) IN ACCOUNTS
      PAYABLE                         (163,591)    399,248
   INCREASE/(DECREASE) IN ACCRUED
     EXPENSES AND  OTHER LIABILITIES  (181,091)     46,186
   INCREASE/(DECREASE) IN ACCRUED
     PENSION COSTS                     (37,272)     15,000
                                      ________    ________
   TOTAL ADJUSTMENTS                  (121,035)   (390,415)
                                      ________    ________

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                           217,658      10,904
                                      ________    ________

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  EXPENDITURES FOR PLANT, PROPERTY
   AND EQUIPMENT                       (38,017)   (117,632)
                                      ________    ________
NET CASH USED IN INVESTING
 ACTIVITIES                            (38,017)   (117,632)
                                      ________    ________

NET INCREASE/(DECREASE) IN CASH
 AND CASH EQUIVALENTS                  179,641    (106,728)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                   205,122     432,337
                                      ________    ________

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                        $384,763    $325,609
                                      ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

      INTEREST RECEIVED               $    259   $   1,476


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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2009, and the results of operations for the three-months and nine-months and cash flows for the nine-months then ended. The results of operations and cash flows for the period ended March 31, 2009 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2009.

As of March 31, 2009, there have been no material changes to any of the significant accounting policies described in our 2008 Form 10-KSB.

Revenue Recognition
===================
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described in the final sentence of this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the current fiscal year, the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kWgenerator sets on which it did not recognize revenue based on the percentage-of-completion method; rather, revenue was recorded with the successful completion of each milestone in accordance with the contract terms.

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

3.  Inventories
===============
Inventories consist of:

                               March 31, 2009      June 30, 2008

Finished Goods                      $38,510            $56,279
Work In Progress                    180,792            217,674
Raw Materials                       698,211            580,437
                                    _______            _______
Total                              $917,513           $854,390
                                   ========           ========
4.  Taxes on Income
===================
The Company has provided a valuation allowance against its net deferred tax assets (which consists primarily of net operating loss carry-forwards) as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $656,000 and $196,000 of federal and state net deferred tax assets, resulting from net operating loss carryforwards, respectively, expiring beginning in 2012. In fiscal 2009 approximately $119,000 and $31,000 of these federal and state net deferred tax assets, respectively, have been reduced as a result of the net income for the nine-month period ending March 31, 2009. The valuation allowance against these deferred tax assets has been reduced by a corresponding amount.

5.  Earnings Per Share
======================
Net (loss)/income per share has been presented pursuant to SFAS No. 128, "Earnings per Share". Basic net (loss)/income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period. Diluted net (loss)/income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net (loss)/income per common share computations. Certain stock options were excluded from the computation of
(loss)/earnings per share due to their anti-dilutive effect. For the three months ended March 31, 2009 the number of shares excluded from the calculation was 25,200 due to the exercise price of the options exceeding the average share price for the quarter. For the three months ended March 31, 2008 the number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the quarter.

For the nine months ended March 31, 2009 the number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the nine month period. For the nine months ended March 31, 2008 number of shares excluded from the calculation was 16,000 due to the exercise price of the options exceeding the average share price for the nine month period.

                             Three-months Ended March 31,

                       2009                           2008
                                    Per                          Per
               Income     Shares    Share    Income   Share      Share
                                    Amount                       Amount

Basic net
(loss)/
income
per common
share          $(40,380)  1,362,031  $(.03)  $37,380  1,362,031  $.03

Effect
 Of
 dilutive
 Securities          --          --     --       --       1,012    --
                _______   _________  ______  _______  _________  ____

Diluted
net
(loss)/
income
per common
share           $(40,380)  1,362,031  $(.03)  $37,380  1,363,043  $.03
                ========   =========  =====   =======  =========  ====

                             Nine-months Ended December 31,

                        2009                          2008
                                    Per                         Per
                 Income   Shares    Share   Income   Share      Share
                          Amount                                Amount

Basic net
income
per common
share           $338,693  1,362,031  $.25  $401,319  1,362,031  $.29

Effect of
dilutive
Securities           --       1,480    --        --        914    --
                 _______   ________   ____  ________  ________  ____

Diluted net
income
per common
share           $338,693  1,363,511  $.25  $401,319  1,362,945  $.29
                ========  =========  ====  ========  =========  ====

6.  Stock-Based Compensation Plans
==================================
On December 2, 1998 the Employee Stock Option Committee adopted a Stock Option Plan of 1998, pursuant to which incentive stock options to purchase shares of common stock may be granted to various executives and other key employees. The following disclosures are based on stock options granted to employees of the Company in the second fiscal quarter, ended December 31, 2008. For the three-month period ended March 31, 2009, the Company recorded a total of $1,470 in stock option compensation expense. For the nine-month period ended March 31, 2009 the Company recorded stock option compensation expense of $1,911. The Company had no stock option expense in fiscal 2008. For the full fiscal year 2009, the Company expects approximately $3,343 in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants (if any) during the remainder of the year as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

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

Stock option transactions for the Company's employee stock options plans for the third quarter and nine months ended March 31, 2009:


                                             March 31, 2009

                                   Three Months             Nine Months
                                         Weighted                    Weighted
                                          Average                     Average
                           Shares  Exercise Price   Shares     Exercise Price

Beginning balance          25,200            3.09   20,000               3.47
Granted                        --              --    5,200               1.63
Exercised                      --              --       --                 --
Cancelled or expired           --              --       --                 --
Ending balance             25,200            3.09   25,200               3.09
Options exercisable at
  end of period            20,000            3.47   20,000               3.47

7. Recent Events - Material Definitive Agreement
================================================
As reported by the Company in its Report on Form 8-K dated April 30, 2009, on April 27, 2009, the Company entered into a $500,000 Revolving Term Note and related Loan and Security Agreement (collectively, the "Line of Credit") with TD Bank, NA (the "Bank")for a term expiring May 5, 2010. As of the date of this Form 10-Q, there are no outstanding borrowings against the Line of Credit. The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank's prime rate plus one (1.00) percent with a minimum interest rate of 4.25% and is subject to customary representations, covenants, and default provisions in favor of the bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company's accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company's real property. A copy of the Revolving Term Note Agreement, Loan and Security Agreement and Commercial Mortgage Security Agreement are attached respectively as Exhibits 10.1, 10.2 and 10.3 hereto and are incorporated herein by reference.

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

Results of Operations - Revenues
================================
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described in the final sentence of this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the current fiscal year the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method; rather, revenue was recorded with the successful completion of each milestone in accordance with the contract terms.

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

Revenues for the third quarter of fiscal year 2009, the three month period ended March 31, 2009, were $780,475 higher when compared to same period in 2008. The higher revenues were due to increased production of 2kW generator sets under both the Company's prime contract with the United States Army and for delivery to other sub-contractors and an increase in the shipment of replacement parts. The increase in generator set production was offset in part by a decrease in customer funded research and development revenues during the third quarter of fiscal year 2009 when compared to the same quarter in fiscal year 2008.

For the three months ended March 31, 2009 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 83% of revenues compared to approximately 74% in the third quarter of fiscal year 2008 (ended March 31, 2008). The Company's research and development contracts provided approximately 6% of revenues in the third quarter of fiscal 2009, and approximately 16% of revenues in the third quarter of fiscal 2008. Replacement parts and other short-term business including snowmaking equipment provided approximately 11% of revenues in the third quarter of fiscal year 2009 and approximately 10% of revenues in the same period of fiscal 2008.

Revenues for the nine-month period ended March 31, 2009 were $919,261 higher when compared to the same period in 2008. This increase in revenue is attributable to increases in all areas of the Company's business with the greatest increases coming from customer funded research and development contracts and revenues from replacement parts while revenue from generator set production increased only slightly during this nine month period when compared to the same period last year.

During the nine-month period ended March 31, 2009, production efforts under the Company's contract to provide the Armed Forces with 2kW and 3.5kW diesel operated generator sets provided approximately 76% of revenues compared to approximately 82% of such revenues in the same period in 2008. The Company's research and development contracts provided approximately 15% of revenues during the nine-month period ended March 31, 2009, versus approximately 10% of such revenues in the same period in 2008. Replacement parts and other short-term business provided approximately 9% of such revenues in the nine-month period ended March 31, 2009, and approximately 8% of such revenues in the same period in 2008.

In March 2007, the Company was awarded three related research and development sub-contracts, in the aggregate amount of approximately $230,400 to research and develop electronic controls for diesel fuel cell reformers. Work on these contracts began in the first quarter of fiscal year 2008 and is expected to extend until the third quarter of fiscal 2010. No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

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

In August 2007, the Company received a new contract to provide auxiliary power systems for the United States Marine Corps (USMC) 'Logistic Vehicle'. This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government's option. The Logistics Vehicle Power System (LVPS) is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices. It is based on the Company's existing 2 kilowatt military tactical generator. A delivery order for the LVPS, valued at approximately $2.4 million was received in August 2007 and completed in December 2007. In July 2008, the Company received a second delivery order valued at approximately $500,000 for additional units to be delivered in January 2009. Work began to produce these units during the first quarter of fiscal 2009 and was substantially completed during the second quarter of fiscal 2009. Subsequently, in January 2009 the Company received a third delivery order valued at approximately $400,000 with delivery currently scheduled for early July 2009. While the Company was successful in obtaining these initial orders, no assurance can be made that the Company will receive any future production orders as a result of this contract.

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

The aggregate value of the Company's backlog of sales orders was $7.4 million on March 31, 2009 and $5.3 million on March 31, 2008. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal years 2009 and 2010 revenues.

Gross Profit
===========
The Company's gross profit was $519,704 for the third quarter of fiscal year 2009, compared with gross profit of $508,093 for the third quarter of fiscal year 2008.

Gross margin is the measure of gross profit as a percentage of revenues. It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. The Company's gross margin was 16% for the three-month period ended March 31, 2009 and 21% for the three-month period ended March 31, 2008. The decrease in gross margin is attributable to a change in product mix with increased revenues from the production of lower margin 2kW generator sets and decreased revenues from research and development efforts compared to the same period in 2008. The Company also experienced higher than usual warranty repair costs associated with the first delivery of LVPS units under its contract with the United States Marine Corps described under "Revenues" above, which further reduced its gross margin during the third quarter of fiscal 2009.

For the nine-month period ended March 31, 2009 the Company's gross profit was $1,867,952 compared to $1,651,669 for the nine-month period ended March 31, 2008.

The Company's gross margin was approximately 22% for the nine-month period ended March 31, 2009, unchanged from the approximately 22% during the nine-month period ended March 31, 2008.


Selling, General and Administrative Expenses
============================================
Selling, General and Administrative expense for the three-months ended March 31, 2009 were $558,712 or 17% of revenue. For the three-months ended March 31, 2008, Selling, General and Administrative expenses totaled $470,036 or 19% of revenue. The increase in Selling, General and Administrative expense is attributable to the write off of $100,000 of prepaid licensing fees associated with a product development effort the Company will no longer pursue.

Selling, General and Administrative expense for the nine-months ended March 31, 2009 were $1,523,865 or 18% of revenue. For the nine-months ended March 31, 2008, Selling, General and Administrative expenses totaled $1,258,819 or 17% of revenue. Expenditures for the nine-month period ended March 31, 2009 were higher when compared with the same period last year primarily due to increased staff expenses, increased sales and marketing efforts and increased expense for employee education and training and the write off of the prepaid licensing fees discussed above.

Interest Expense
================
The Company had no interest expense in the three month and nine month periods ended March 31, 2009 and 2008 respectively.

Other Expense/Income - Net
==========================
Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $1,372 for the three months ended March 31, 2009 was comprised of bank fees of $1,423 and franchise tax of $219 partly offset by miscellaneous income of $270.

Other expense of $677 for the three months ended March 31, 2008 was comprised of bank fees of $1,231 and franchise tax of $1,711 partly offset by interest income of $904 and miscellaneous income of $1,363 primarily from the sale of scrap.

Other expense of $5,394 for the nine months ended March 31, 2009 was comprised of bank fees of $4,732, State and Local Tax of $1,844 and partly offset by miscellaneous income of $1,182.

Other income of $8,469 for the nine months ended March 31, 2008 was comprised of interest income of $1,476, and miscellaneous income of $6,993.

Net (Loss)/Income before income taxes
=====================================
Net loss before income taxes for the three-month period ended March 31, 2009 was $40,380. For the same period in 2008 net income before income taxes was $37,380.

Results for the third quarter of fiscal year 2009 decreased when compared to the same period in fiscal year 2008 primarily due higher Selling, General and Administrative costs as discussed above.

Net income before income taxes for the nine-month period ended March 31, 2009 was $338,693. For the same period in 2008 net income before income taxes was $401,319.

Results for the nine-month period ended March 31, 2009 decreased when compared to the same period in fiscal year 2008 primarily due to higher Selling, General and Administrative costs as discussed above.


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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $656,000 and $196,000 of federal and state net deferred tax assets, resulting from net operating loss carryforwards, respectively, expiring beginning in 2012. Of these amounts, reductions of approximately $119,000 and $31,000 of federal and state net deferred tax assets, respectively, are the result of net income for the nine-month period ending March 31, 2009.

Liquidity and Capital Resources
===============================
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000. This line of credit expired on February 28, 2007 and was replaced in April 2009 (See Note 7 to the financial statements above). Starting in fiscal year 2008, the Company changed the way it progress bills on new contracts. The Company now attempts to negotiate payment based on achievement of milestones rather than relying on demonstration of incurred costs. This approach is expected to result in the Company receiving payment at or before the time it must pay its vendors. The four recent contracts described under "Revenues" above that were received in fiscal year 2008 have been structured this way and the Company intends to continue this approach where possible.

As of March 31, 2009 the Company had no material capital expenditure commitments. Management believes that the Company's current cash combined with progress and milestone payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At March 31, 2009, the Company's working capital was $2,588,147 compared to $2,486,247 at March 31, 2008.

The ratio of current assets to current liabilities was 3.25 to 1 at March 31, 2009 and 3.21 to 1 at March 31, 2008.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                    Nine Months ended March 31,
                                          2009           2008

Net Cash Provided by (used in)
  Operating activities                  $  217,658      $  10,904
  Investing activities                     (38,017)      (117,632)
  Financing activities                          --             --


Operating Activities:
====================
Adjustments to reconcile net income/(loss) to net cash used in operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash provided by operating activities in the nine-month period ended March 31, 2009 was comprised primarily of net income before depreciation and decreases in accounts receivable, contract costs and estimated related profits in excess of billings and prepaid expenses, partly offset by an increase in inventories, along with decreases in accounts payable accrued expenses and accrued pension costs.

Net cash provided by operating activities for the nine-month period ended March 31, 2008 was comprised primarily of net income before depreciation, and increases in accounts payable and accrued expenses, which were partly offset by increases in accounts receivable, contract costs and related estimated profits in excess of billings, inventories and prepaid expenses.

Company sponsored research and development costs are expensed as incurred. These costs consist primarily of material and labor costs. The Company expensed $108,788 of these costs during the nine-month period ended March 31, 2009. For the nine-month period ended March 31, 2008, the Company expensed $150,388 of research and development costs.

Investing Activities:
====================
During the nine-month period ended March 31, 2009, net cash of $38,017 was used in investing activities all of which was used for capital expenditures.

During the nine-month period ended March 31, 2008, net cash of $117,632 was used in investing activities all of which was used for capital expenditures.

Financing Activities:
====================
The Company did not use any cash in financing activities during the nine month periods ended March 31, 2009 and 2008 respectively.

The Company currently has no debt. On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA. (See Note 7 to the financial statements above). The Company does not regard this credit facility as vital to its continued operations.

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

However, since the Act was passed in June of 2004, the State has repeatedly delayed promulgation of final regulations and a master plan. Originally expected in 2005, final regulations and a master plan were approved by the Governor on September 5, 2008. At the same time the Governor issued Executive Order 114 further defining the framework by which the Highlands Council, other State agencies, and both county and municipal governments are to work together. The Company believes that a regulatory environment is now developing within which monetization of the land may be possible. In light of these recent events, the Company is actively assessing its options. However, no assurances can be given that the Company's efforts will be successful, that a satisfactory valuation will be achieved, or that resolution will be timely.

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

The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2009, the design and operation of the Company's disclosure controls and procedures were effective.

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


Item 4.Submission of Matters to a Vote of Security Holders

                   None


Item 6.	Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this quarterly report on Form 10-Q.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION




                          /s/ John H.D. Dewey
Date:  May 12, 2009       John H.D. Dewey
                          President and Chief Executive Officer




                          /s/ Stephen P. Krill
Date:  May 12, 2009       Stephen P. Krill
                          Treasurer





THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.



Number


10.1 Revolving Term Note made by The Dewey Electronics Corporation in favor of TD Bank, NA dated April 20, 2009.


10.2  Loan and Security Agreement between The Dewey Electronics
  Corporation and TD Bank, NA dated April 20, 2009.


10.3 Commercial Mortgage and Security Agreement and Assignment of Leases and Rents between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009.


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