Form 10-K
period 2009-06-30
DEWEY ELECTRONICS CORP
filed 2009-09-28
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended June 30, 2009.

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from                        to                     .

Commission file number 0-2892

THE DEWEY ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	13-1803974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Muller Road, Oakland, New Jersey	07436
(Address of principal executive offices)	Zip Code

201-337-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes       X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes       X   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X   Yes           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X   Yes           No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes         No   X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,314,177 at December 31, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 1,362,031 shares of common stock, par value $.01 per share, at September 18, 2009.

Documents Incorporated by Reference

Portions of the Company’s definitive Proxy Statement for the 2009  Annual Meeting of Shareholders are incorporated by reference in Part III.

THE DEWEY ELECTRONICS CORPORATION
TABLE OF CONTENTS

Back

PART I

Item 1.   BUSINESS

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955.  Located in Oakland New Jersey, the Company is a systems oriented military electronics development, design and manufacturing organization with a focus on compact diesel power generation solutions.  The Company’s principal products are electronic and electromechanical systems manufactured for the Armed Forces of the United States, which the Company provides as a prime contractor or as a subcontractor for the Department of Defense.  In addition, the Company manufactures and sells commercial snowmaking equipment and related spare parts to the leisure and recreation industry.  In recent years this commercial business has not provided a significant portion of the Company’s revenues.

Approximately half of the Company’s revenues are derived from the production of a 2kW diesel operated tactical generator set under a long-term prime contract with the Department of Defense. Other government contracts and orders from other defense contractors for small diesel generator sets account for approximately a quarter of revenues with the balance of revenues coming from research and development contracts and orders for spare parts and other electro-mechanical systems. Included in this other business is speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders.  Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor.  In past years, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997.  Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002.  Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set.  This contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996.  The total amount of orders under the September 2001 contract placed through August 31, 2009 amount to approximately $33 million.  Deliveries of orders currently in-house are scheduled to continue through fiscal year 2010.  As with the initial contract mentioned above, this contract allows for the U.S. Army to place annual production orders and to place additional interim orders.  However, no assurances can be made that further orders will be placed or, if they are placed, the timing and amount of such orders.

In March 2007, the Company was awarded three related research and development sub-contracts, in the aggregate amount of up to approximately $230,400, to research and develop electronic controls for diesel fuel cell reformers.  Work on these sub-contracts began in the first quarter of fiscal year 2008(quarter ended September 30, 2007) and is expected to extend until the third quarter of fiscal 2010. In April 2009 the Company was notified that an additional option in one of the original sub-contracts above had been funded in an amount up to $197,183. Work on this option phase of the sub-contract is also expected to continue until the third quarter of fiscal 2010. (No assurances can be given that the research and development services provided by the Company over the term of these sub-contracts will equal the full amounts set forth above.)  No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

In July 2007, the Company received a sub-contract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit that can be mounted on the back of the United States Marine Corps (USMC) main battle tank, the Abrams M1A1.  The development sub-contract, for $646,400, was awarded by the USMC Tank Program Office, in Quantico, VA, through a sub-contract administered by CACI, Eatontown, NJ, and had the possibility of a follow-on production contract.  Work on this sub-contract also began in the first quarter of fiscal year 2008(quarter ended September 30, 2007) and continued into the quarter ending September 30, 2008. In December 2008, the Company was notified that

Back

the USMC had awarded the production contract to another company who was not part of the development phase awarded in 2007.

In August 2007, the Company received a new contract to provide auxiliary power systems for the USMC ‘Logistic Vehicle’.  This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government’s option.  The Logistics Vehicle Power System (LVPS) is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices.  It is based on the Company’s existing 2 kilowatt military tactical generator.  A delivery order for the LVPS, valued at approximately $2.4 million was received in August 2007 and completed in December 2007.  In July 2008, the Company received a second delivery order valued at approximately $500,000 for additional units which were delivered in January 2009. Work began to produce these units during the first quarter of fiscal year 2009 (quarter ended September 30, 2008) and was substantially completed during the second quarter of fiscal year 2009. Subsequently, in January 2009, the Company received a third delivery order valued at approximately $400,000 with deliveries made in July and August 2009.  While the Company was successful in obtaining these initial orders, no assurance can be made that the Company will receive any future production orders as a result of this contract.

In December 2007, the Company announced the award of a $985,976 sub-contract from Fibertek, Inc. of Herndon, VA, as part of the U.S. Government’s 2kW Military Tactical Generator (MTG) Product Improvements – Engine.  This sub-contract covered the efforts to qualify an EPA compliant diesel engine for use in the 2kW portable Military Tactical Generator product line.  This engineering and test effort was conducted at the Company’s Oakland, NJ, facility.  Initial test efforts began during the third quarter of fiscal year 2008 (quarter ended March 31, 2008). First article testing revealed that the replacement EPA compliant engine was incapable of providing the necessary power output in the required range of operating conditions.  As a result, the Company does not expect this engine to replace the existing non-compliant engine used in the 2kW product line.  The Army has a waiver from the EPA to continue using the non-compliant engine.

In May 2008, the Company received an award of $475,000 to develop a prototype ‘idle reduction’ system consisting of an environmental control unit and diesel generator under a sub-contract from MTC Technologies of Eatontown, NJ.  The Company partnered with AMETEK Corporation of El Cajon, California to develop this system to provide heating and cooling for US Army “long haul” trucks independent of the vehicle’s main engine.  The generator developed by the Company under this sub-contract, powers the environmental control unit while also providing both AC and DC current for the vehicle.  Work under this sub-contract was substantially completed in December 2008 and delivery of the prototype units to the customer was made in January 2009.  No assurance can be made that the Company will receive any future production orders as a result of this sub-contract or that the Government will award the Company any additional development contracts.

The Company’s primary sources of revenue include products with long manufacturing lead times.  Recognizing this, the Company has committed some of its resources to making a quantity of these products readily available by producing them for inventory and sales.  The Government sector has been ordering limited quantities of 2kW generator sets for specific uses pursuant to short-term orders independent of the Company’s 2kW contract.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2009 and 2008, the Company expensed $113,735 and $212,348, respectively, of research and development costs.  Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company.  In addition, there are no material capital expenditures anticipated for environmental compliance.

Back

As of September 18, 2009 the Company had a work force of 34 employees, all of whom were fulltime employees of the Company.  Fluctuations in the work force during the year generally result from uneven contract requirements and variations in the mix of products.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2009, the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method.  In this sub-contract revenue was recorded with the successful completion of each milestone in accordance with the contract terms. The sub-contract was completed in January 2009.

The Company uses the percentage-of-completion method to recognize revenue for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods.  Revenue and earnings for all other orders for replacement parts (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract.  As of the filing of this Annual Report, the Company’s principal suppliers are: Martin Diesel, Baldor Electric Company, Balmar Commercial Industries and the Crompton Instruments Division of Tyco Electronics Corporation.  The Company has occasionally experienced some temporary delays in the receipt of raw materials in the past. Such delays have not had a material adverse effect on operations.  The Company cannot, however, provide any assurances that future delays, if any, will not have a material adverse effect.

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

The Company’s Dependence on Government Defense Business and the 2kW Program

Virtually all of our revenues are derived from Government defense business, which is comprised of business with the U.S. Department of Defense or with other Government contractors.  Our Government defense business consists of long-term contracts and

Back

short-term orders such as for replacement parts.  The loss of substantial Government business (including a material reduction of orders under existing contracts) would have a material adverse effect on our business.

Historically, our revenues from our Government defense business have been dependent upon single programs.  Currently, our primary program is with the U.S. Army to provide diesel operated generator sets.  On September 7, 2001, we were awarded a ten year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense agencies with 2kW diesel operated generator sets.  The amount of orders received under this contract is approximately $33 million through August 31, 2009.  Our generator set contract with the U.S. Army allows the U.S. Army to place additional orders.  We cannot, however, give any assurances that the U.S. Army will do so, or if there are additional orders, the amount and timing of the orders.  In addition, we experienced inflationary pressures from some suppliers in each of fiscal year 2009 and fiscal year 2008 and cannot give any assurances that the Government will agree to a price increase under the contract that would be equitable to the Company.

We continue to explore additional sources of revenue to reduce our dependence on the 2kW program but cannot give any assurances that these efforts will be successful or, if successful, when they will be achieved.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Strategy for additional information regarding Company strategy.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its 2kW generator products.  During fiscal year 2009, two of these suppliers accounted for 24.9% and 18.3% of material purchases, respectively.  See Note 1-B of the Notes to Financial Statements.  We purchase these components pursuant to purchase orders and do not have long-term contracts with any of these vendors.  While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations.  However, we cannot give any assurances that these four sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

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

Approval of the Department of Defense budget does not guarantee that budgeted expenditures will actually be made and, in particular, that we will receive an award or order for a product.  Among other things, we bid for this business in competition with many defense contractors, including firms that are larger in size and have greater financial resources than we have.  Moreover, we now believe that there has been competition in part of the market for generator sets, from a larger 3kW generator that operates more quietly than our 2kW model.  However, this 3kW generator does not compete in the ‘man-portable’ segment of the market since it is twice as heavy.

All of our contracts with the Government are subject to the standard provision for termination at the convenience of the Government.

Item 2.   PROPERTIES

The Company's 49,200 square foot facility at 27 Muller Road, Oakland, New Jersey, is located on 90 acres of land owned by the Company and was constructed in 1981.  This facility houses the Company’s executive offices and manufacturing operations.

Back

Approximately 90% of this facility is being utilized for production (one shift), staging and storage.

As described further in Note 10 of the Notes to Financial Statements, the Company has a line of credit with TD Bank, NA.  As of the date of this Annual Report, the Company has borrowed $250,000 against this line of credit.  Any loans drawn under the line of credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property.

Item 3.   LEGAL PROCEEDINGS

There are no material pending legal or environmental proceedings against or in favor of the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

Back

PART II

Item 5.   MARKET FOR REGISTRANTS’S COMMON EQUITY AND RELATED STOCKHOLDER
                       MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded over-the-counter under the symbol "DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

	Quarterly Common Stock Price Range
	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
1st Quarter	3.25	2.51	3.00	2.05
2nd Quarter	2.50	1.55	2.90	2.12
3rd Quarter	2.50	1.40	3.35	2.19
4th Quarter	1.75	1.60	3.00	2.58

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2009 and 2008.  The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 18, 2009 was 386.

Item 6.   SELECTED FINANCIAL DATA

Not applicable.

Back

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report.  Certain statements in this report may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company’s operations, markets, products, services and prices and specifically, the factors discussed below under “Company Strategy” and in Item 1 above (Description of Business – Operational Risks).  Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company’s operating cycle is long-term and includes various types of products and varying delivery schedules.  Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results.  The following comparative analysis should be viewed in this context.

Results of Operations

The Company’s fiscal year ends on June 30.  Accordingly, all references to years in this Management’s Discussion refer to the fiscal year ended June 30 of the indicated year.  Also, when referred to herein, operating profit means net sales less operating expenses.

Revenues

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  For research and development contracts total costs incurred are compared to total expected costs for each contract.  During the fiscal year ended June 30, 2009 the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method.  In this sub-contract, revenue was recorded with the successful completion of each milestone in accordance with the contract terms. The sub-contract was completed in January 2009.

The Company uses the percentage-of-completion method to recognize revenue for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods.  Revenue and earnings for all other orders for replacement parts (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

For those contracts where revenue has been recognized using the percentage-of-completion method of accounting, provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to

Back

costs and income and are recognized in the period in which the revisions are determined.

Revenues in fiscal year 2009 were $1,490,714 higher when compared to fiscal year 2008.  The higher revenues were due to increased production of generator sets principally due to the increased production of 2kW generator sets for delivery to other defense contractors outside the Company’s prime contract with the U.S. Army and initial production of a larger 3.5kW generator for another defense contractor.  Customer funded research and development revenues also increased when compared to fiscal 2008 while revenues for replacement parts and short-term orders were lower in fiscal 2009 then they were in fiscal 2008.

In fiscal year 2009, production efforts to provide the Armed Forces with 2kW and 3.5 kW diesel operated generator sets provided approximately 80% of revenues compared to approximately 82% in fiscal year 2008.  The Company’s research and development contracts provided approximately 11% of revenues in 2009,and approximately 11% of revenues in fiscal year 2008.  Replacement parts and other short-term business including snowmaking equipment provided approximately 9% of revenues in fiscal year 2009 and approximately 7% of revenues in fiscal year 2008.

In March 2007, the Company was awarded three related research and development sub-contracts, in the aggregate amount of up to approximately $230,400, to research and develop electronic controls for diesel fuel cell reformers.  Work on these sub-contracts began in the first quarter of fiscal year 2008(quarter ended September 30, 2007) and is expected to extend until the third quarter of fiscal 2010. In April 2009 the Company was notified that an additional option in one of the original sub-contracts above had been funded in an amount up to $197,183. Work on this option phase of the sub-contract is also expected to continue until the third quarter of fiscal 2010. (No assurances can be given that the research and development services provided by the Company over the term of these sub-contracts will equal the full amounts set forth above.) No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

In July 2007, the Company received a sub-contract to develop an armored 3 kilowatt 28 volt DC auxiliary power unit that can be mounted on the back of the United States Marine Corps (USMC) main battle tank, the Abrams M1A1.  The development sub-contract, for $646,400, was awarded by the USMC Tank Program Office, in Quantico, VA, through a sub-contract administered by CACI, Eatontown, NJ, and had the possibility of a follow-on production contract.  Work on this sub-contract also began in the first quarter of fiscal year 2008(quarter ended September 30, 2007) and continued into the quarter ending September 30, 2008. In December 2008, the Company was notified that the USMC had awarded the production contract to another company who was not part of the development phase awarded in 2007.

In August 2007, the Company received a new contract to provide auxiliary power systems for the USMC ‘Logistic Vehicle’.  This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government’s option.  The Logistics Vehicle Power System (LVPS) is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices.  It is based on the Company’s existing 2 kilowatt military tactical generator.  A delivery order for the LVPS, valued at approximately $2.4 million was received in August 2007 and completed in December 2007.  In July 2008, the Company received a second delivery order valued at approximately $500,000 for additional units which were delivered in January 2009. Work began to produce these units during the first quarter of fiscal year 2009(quarter ended September 30, 2008) and was substantially completed during the second quarter of fiscal 2009. Subsequently, in January 2009, the Company received a third delivery order valued at approximately $400,000 with deliveries made in July and August 2009.  While the Company was successful in obtaining these initial orders, no assurance can be made that the Company will receive any future production orders as a result of this contract.

In December 2007, the Company announced the award of a $985,976 sub-contract from Fibertek, Inc. of Herndon, VA, as part of the U.S. Government’s 2kW Military Tactical Generator (MTG) Product Improvements – Engine.  This sub-contract covered the efforts to qualify an EPA compliant diesel engine for use in the 2kW portable Military

Back

Tactical Generator product line.  This engineering and test effort was conducted at the Company’s Oakland, NJ, facility.  Initial test efforts began during the third quarter of fiscal year 2008 (quarter ended March 31, 2008). First article testing revealed that the replacement EPA compliant engine was incapable of providing the necessary power output in the required range of operating conditions.  As a result, the Company does not expect this engine to replace the existing non-compliant engine used in the 2kW product line.  The Army has a waiver from the EPA to continue using the non-compliant engine.

In May 2008, the Company received an award of $475,000 to develop a prototype ‘idle reduction’ system consisting of an environmental control unit and diesel generator under a sub-contract from MTC Technologies of Eatontown, NJ.  The Company partnered with AMETEK Corporation of El Cajon, California to develop this system to provide heating and cooling for US Army “long haul” trucks independent of the vehicle’s main engine.  The generator developed by the Company under this sub-contract, powers the environmental control unit while also providing both AC and DC current for the vehicle.  Work under this sub-contract was substantially completed in December 2008 and delivery of the prototype units to the customer was made in January 2009.  No assurance can be made that the Company will receive any future production orders as a result of this sub-contract or that the Government will award the Company any additional development contracts.

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

The aggregate value of the Company’s backlog of sales orders was $5.1 million on June 30, 2009 and $6.8 million on June 30, 2008.  It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2010 revenues.

Gross Profit/(Loss)

The Company earned a gross profit of $2,093,671 for fiscal year 2009 compared to a gross profit of $1,846,254 for fiscal year 2008, as a result of higher revenues in fiscal year 2009.

Gross margin is the measure of gross profit as a percentage of revenues.  It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs.  The Company had a gross margin of 19% for each of fiscal year 2009 and fiscal year 2008.  The Company’s gross margin is significantly influenced by the high proportion of 2kW generator sets that the Company produces under its long term contract with the U.S. Army relative to its total sales. As a result, changes in relative sales value in the Company’s other lines of business may not significantly change the Company’s gross margin.

During fiscal 2009, gains in gross margin from sales of spare parts and research and development efforts were partially offset by an increase in costs related to metals, transportation and foreign sourced components for the 2kw generator set product line.  The Company’s 10-year indefinite delivery, indefinite quantity prime contract for generator sets with the U.S. Army, awarded in 2001 allows for a small annual increase in selling price.  Gross profit on this contract has been reduced as a result of costs increasing faster than the selling price.  The Company is in communication with the Government and is continuing to pursue a pricing modification under the contract.  This is a labor intensive process and no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

At the end of fiscal 2009 the Company evaluated its business lines and made a decision to cease production of its Hedco snowmaking machines.  As a result of this decision, the Company recorded a charge to cost of revenues of approximately $87,100 related to a reduction in the carrying costs of inventory held related to this product. The Company had recorded a charge of $155,800 in fiscal 2008 related to carrying costs of finished snowmaking machines.  The Company is attempting to sell

Back

the manufacturing assets and certain intellectual property related to these products while continuing to actively market these products.  No assurance can be made that such efforts will be successful or, if successful, the timing thereof.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for fiscal 2009 were $1,931,645 or 17% of revenue compared to $1,750,546 or 18% of revenue in fiscal 2008.  The most significant increases in expense were the result of the write off of prepaid licensing rights of $82,000, an increase in marketing and business development expense of approximately $46,000, increased expense for training and education of $48,000 and increases in staffing and compensation of $109,000 all of which were partially offset by a decrease in research and development materials expense of approximately $108,000.

Interest Expense

The Company had no interest expense in fiscal 2009 or fiscal 2008.

Other Income(Expense) – Net

Amounts reported as other income represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $19,080 for fiscal year 2009 was comprised of bank charges of $11,438, franchise and use taxes of $9,284, other expense of $110, interest income of $277 and miscellaneous income, primarily from the sale of scrap, of $1,475.

Other income of $26,345 for fiscal year 2008 was comprised of interest income of $2,163 and miscellaneous income, primarily from the sale of scrap, of $24,182.

Net Income before income taxes

Net income before income taxes for fiscal year 2009 was $142,946. For the year ended June 30, 2008 net income before income taxes was $122,053.

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

The income tax liability for fiscal year 2009 was $0 as a result of the utilization of tax credits and full valuation allowance earned in prior years. In fiscal 2008 the Company’s income tax liability was $0 as a result of a utilization of tax credits and full valuation allowance earned in prior years.

Inflation

Historically, inflation and price changes have not had a material effect on net sales and revenues and on income from continuing operations.  Management does not believe that inflation and price changes in fiscal year 2009 had a material effect on net sales and revenues.  However, beginning in fiscal year 2006 and continuing through fiscal 2009, the 2kW generator set business experienced increased costs related to metals, transportation and foreign sourced components.  The 10-year prime contract for the generator sets with the Government, awarded in 2001, allows for a small annual increase in selling price.  Profits on generator sets produced under this contract have been reduced as a result of costs increasing faster than the selling price.

The Company is in communication with the Government and is continuing to pursue a pricing modification under the prime contract.  This is a labor intensive process and

Back

no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000.  The prior line of credit expired on February 28, 2007 and was replaced in April 2009, as described in Note 10 of the Notes to Financial Statements.  Subsequent to the end of fiscal year 2009 the Company borrowed $250,000 against this line of credit.

Starting in late fiscal year 2007, the Company changed the way it negotiates payment terms on new contracts.  The Company now attempts to negotiate progress payments based on achievement of sub-tasks within a project rather than relying on demonstration of incurred costs.  This approach is expected to result in the Company receiving payment under those contracts at or before the time it must pay its vendors.  Four recent contracts described under “Revenues” above that were received in fiscal year 2008 were structured this way and the Company intends to continue this approach where possible.

As of June 30, 2009, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At June 30, 2009, the Company’s working capital was $2,411,736 compared to $2,203,421 at June 30, 2008.

The ratio of current assets to current liabilities was 2.83 to 1 at June 30, 2009 and 2.44 to 1 at June 30, 2008.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Years ended June 30,
	2009	200	8
Net Cash provided by(used in)
Operating activities	$366,821	$(124,110)
Investing activities	(53,343)	(103,105)
Financing activities	--	-	-

Operating Activities:

Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in fiscal year 2009 was comprised primarily of net income before depreciation and an increase in inventory reserves and decreases in inventories, accounts receivable, and prepaid expenses, which were partly offset by an increase in contract costs and related estimated profits in excess of applicable billings and a decrease in accounts payable and accrued expenses.

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

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2009 and June 30, 2008, the Company expensed $113,735 and $212,348 respectively, of research and development costs.  Research and development projects performed under

Back

contract for customers are billed to the customer and are recorded as contract costs as incurred.

Investing Activities:

During fiscal year 2009, net cash of $53,343 was used in investing activities.  This amount was used for capital expenditures, principally for demonstration and test equipment.

During fiscal year 2008, net cash of $103,105 was used in investing activities.  This amount consisted of $113,105 used for capital expenditures, principally for test equipment partly offset by a decrease of $10,000 in deferred costs related to licensing rights.

Financing Activities:

The Company did not use any cash in financing activities during either fiscal 2009 or fiscal 2008.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA. (See Note 10 of the Notes to Financial Statements). As of the date of this Annual Report the Company has an outstanding debt of $250,000 against this line of credit. The Company does not however regard this credit facility as vital to its continued operations.

The Company owns approximately 90 acres of land and the building, which it occupies in Bergen County, New Jersey, adjacent to an interchange of Interstate Route 287.  The Company is continuing to actively pursue possible methods of monetizing 68 undeveloped and unused acres of this property, by its sale and/or development.  This endeavor has become more complex with the implications of New Jersey’s “Highlands Water Protection and Planning Act”.

The Act identifies approximately 400,000 acres of New Jersey as The Highlands Preservation Area.  Pursuant to the statute, this area has the most onerous restrictions on future development.  The Company’s property is in this area, and further development would not be permitted without a waiver or other relief from the State.  The Company continues to believe that there are strong reasons why its property should not be subject to the severe restrictions of the preservation area, and is attempting to affect a solution.

However, since the Act was passed in June of 2004, the State has repeatedly delayed promulgation of final regulations and a master plan.  Originally expected in 2005, final regulations and a master plan were approved by Governor Corzine on September 5, 2008.  At the same time the Governor issued executive order 114 further defining the framework by which the Highlands Council, other State agencies, and both county and municipal governments are to work together.  The Company believes that a regulatory environment is now developing within which monetization of the land may be possible.  In light of these recent events, the Company is actively assessing its options.  However, no assurances can be given that the Company’s efforts will be successful, that a satisfactory valuation will be achieved, or that resolution will be timely.

In May 2008, the Company entered into a contract to sell a small parcel of land, approximately 7 acres, for $205,000. The land is physically separated from the main parcel of the Company’s property by an interstate highway and is contained within the Highlands Preservation Area. Among other things, the sale of the land is subject to approval for development by the Highlands Commission and various state and local government agencies.  Accordingly, the Company can make no assurance that the sale will be successfully consummated or, if consummated, the timing thereof.

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13

Back

and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  In October 2008, the FASB adopted FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP  157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s 2010 fiscal year beginning July 1, 2009.  The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the Company’s 2009 fiscal year beginning July 1, 2008.  FSP 157-3 reaffirms that for financial assets fair value is an estimated exit price, and provides examples of how to estimate fair values when relevant observable data are not available.  It further clarifies that in disorderly markets, judgment is required when deciding to accept or reject market prices as evidence of fair value.  FSP 157-3 is immediately effective, including for prior periods, for which financial statements have not been issued. The adoption of Statement SFAS 157, FSP 157-1, and FSP 157-3 had no impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP  157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP  157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive.  FSP 157-4 is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009.  The implementation of FSP 157-4 did not impact the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB, issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles– a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for the Company’s interim reporting period ending on September 30, 2009.  SFAS 168 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not materially impact the Company’s financial position, results of operations or cash flows. The Company evaluated subsequent events that occurred after June 30, 2009 up through September 25, 2009.  During this period no material subsequent events came to our attention.

Company Strategy

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

The Company is focusing its efforts within the market for military compact diesel power generation on select product categories which management believes represent the

Back

best chances of successfully growing the Company’s business.  Although no assurances can be made that such a strategy will be successful, management believes that long-term growth can best be achieved by: 1) growing the Company’s market share in areas where the Company already has a strong presence, 2) expanding into related markets with existing products and capabilities, and 3) further taking advantage of the Company’s strengths by expanding into related product categories.

The Company faces competition in many areas and from companies of various sizes, capabilities and resources.  Competitive factors include product quality, technology, product availability, price, and customer service.  Management believes that the reputation of the Company in these areas provides a significant positive competitive factor.  As part of its overall business strategy management is continuing to reinforce customer awareness of the Company’s current and past performance as a Department of Defense supplier, its product quality and reliability, and its historically strong customer relationships.

In response to the U.S. Army’s change in priorities away from long-term product improvements regarding the 2kW Generator Program in 2007, management re-evaluated its approach to the second and third strategic objectives described above.  Rather than continuing to develop new longer term internal technologies, the Company is now attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories.

Two recent contracts with the U.S. Department of Defense to develop generators as auxiliary power units for vehicles are examples of the second strategic objective, expanding into related power markets.  The contract for the Logistics Vehicle Power Supply “LVPS” (described under “Revenues” above) utilizes the Company’s core expertise in compact and highly reliable diesel engine power generation.  The recent contract to develop a prototype ‘idle reduction’ system consisting of an environmental control unit and diesel generator builds on the Company’s recent accomplishments with vehicle mounted auxiliary power units and management believes it will allow the Company to further expand into related power applications while increasing its technology base.  In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under three related customer funded research and development sub-contracts where the Company will design and prototype electronic controls for diesel fuel cell systems (See “Revenues” above).

In the near term, continued growth in profitability and broadening the line of product offerings are the Company’s primary objectives.  The recent development contracts, and the customer-funded research and development sub-contracts, described above contribute to this goal.  The Company is continuing to pursue possible partnering and sub-contracting relationships with other companies and defense contractors that leverage the Company’s current expertise and technology in generators and auxiliary power units.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions affect the application of our accounting policies.  Actual results could differ from these estimates.  Our significant accounting policies are described in the Notes to the Financial Statements contained herein.  Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  The Company’s critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, inventory valuation, and valuation of deferred tax assets and liabilities.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting.  Revenues are recorded as work is performed based on the percentage that actual incurred costs bear in

Back

comparison to estimated total costs utilizing the most recent estimates of costs and funding.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  During the fiscal year ended June 30, 2009 the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method; rather, revenue was recorded with the successful completion of each milestone in accordance with the sub-contract terms. The sub-contract was completed in January 2009

The Company has a defined benefit pension plan covering substantially all of its employees.  The Company accounts for its defined benefit pension plan in accordance with FASB Statement No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”(“SFAS 158”). SFAS 158 requires companies to record a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefits on their balance sheet at their fiscal year-end and in the year of adoption, and to show separately in the Notes to the Financial Statements the effect of adopting the provisions of SFAS 158. Accordingly, the required information for the Company’s pension plan is included in the Notes to the Financial Statements.

The Company’s disclosures about its pension plan are made in accordance with SFAS 132R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132” (“SFAS 132R”) and SFAS 158.  SFAS No. 132R revises employers’ disclosures about pension plans and other postretirement benefit plans.  It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  The rules require disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.

The Company has assumed, based upon high quality corporate bond yields, AA rated or higher, that its assumed discount rate will be 6.25% in 2009, the same as its assumed discount rate in 2008.  The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.  The assumed long-term rate of return of 5.25% on assets is applied to the market-related value of plan assets at the end of the previous year.  This produces the expected return on plan assets that is included in annual pension income or expense for the current year.  The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods.  Since the value of the Company’s pension assets at fiscal year-end 2009 was less than the accumulated pension benefit obligation, the Company recorded $143,422 as a non-cash adjustment to other comprehensive loss in stockholders equity and increased its long-term pension liability by $143,422.  In fiscal year 2008, the Company recorded $52,872 as a non-cash adjustment to other comprehensive loss in stockholders’ equity and decreased its long-term pension liability by $52,872.  These changes to equity did not affect net income and are recorded net of deferred taxes.  See Note 7 of the Notes to Financial Statements for additional pension disclosures.

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.  If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment.  If an asset is considered impaired, the asset is written down to fair value, which is based either

Back

on discounted cash flows or appraised values in the period the impairment becomes known.

The Company reviews the carrying costs of its inventories and assesses whether the carrying costs of inventory items are likely to be recoverable. At the end of fiscal year 2009 the Company recorded a reduction in the carrying value of its snowmaking machine inventory of approximately $87,100 and a reduction in the carrying value of certain of its spare parts business of $9,500, both of which were charges to cost of revenue.

The Company applies Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Back

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

Back

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the “Company”) as of June 30, 2009 and 2008, and the related statements of income, stockholders' equity and comprehensive income/loss and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP
September 25, 2009
New York, New York

Back

The Dewey Electronics Corporation
Balance Sheets
	June 30,
ASSETS:	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$518,600	$205,122
Accounts receivable, net of allowance for doubtful accounts of $23,815 in 2008	984,711	1,467,055
Inventories	775,321	854,390
Contract costs and related estimated profits in excess of billings	1,398,385	1,090,530
Prepaid expenses and other current assets	50,662	117,957

TOTAL CURRENT ASSETS	3,727,679	3,735,054

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,885,653	1,885,653
Machinery and equipment	3,227,794	3,202,423
Furniture and fixtures	235,777	207,805
	6,000,239	5,946,896
Less accumulated depreciation	(5,001,465)	(4,886,097)
	998,774	1,060,799

DEFERRED COSTS	65,095	65,095
TOTAL OTHER ASSETS	65,095	65,095

TOTAL ASSETS	$4,791,548	$4,860,948

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Trade Accounts Payable	$765,251	$871,100
Accrued expenses and other liabilities	267,340	355,300
Accrued compensation and benefits payable	223,913	195,741
Accrued pension costs	59,439	109,492

TOTAL CURRENT LIABILITIES	1,315,943	1,531,633

LONG-TERM PENSION LIABILITY	352,095	208,673

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and
1,362,031 shares outstanding at June 30, 2009 and 2008	16,934	16,934
Additional paid-in capital	2,818,589	2,815,245
Retained earnings	968,347	825,401
Accumulated other comprehensive loss	(193,332)	(49,910)
	3,610,538	3,607,670
Less: Treasury stock, 331,366 shares at June 30, 2009 and 2008 at cost	(487,028)	(487,028)
TOTAL STOCKHOLDERS' EQUITY	3,123,510	3,120,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,791,548	$4,860,948
See notes to the financial statements.

Back

The Dewey Electronics Corporation
Statements of Income
	Years Ended June 30,
	2009	2008

Revenues	$11,119,099	$9,628,385

Cost of revenues	9,025,428	7,782,131

Gross profit	2,093,671	1,846,254

Selling, general and administrative expenses	1,931,645	1,750,546

Operating income	162,026	95,708

Other income(expense) – net	(19,080)	26,345

Income before provision for income tax	142,946	122,053

Provision for income tax	--	--

NET INCOME	$142,946	$122,053

NET INCOME PER COMMON SHARE – BASIC	$0.10	$.09
NET INCOME PER COMMON SHARE – DILUTED	$0.10	$.09

Weighted Average Shares Outstanding
Basic	1,362,031	1,362,031
Diluted	1,363,431	1,362,949
See notes to the financial statements.

Back

The Dewey Electronics Corporation

Statements of Stockholders’ Equity and Comprehensive Income/Loss
Years ended June 30, 2009 and 2008.

					Accumulated
			Additional		Other	Treasury stock		Total
	Common	Stock	Paid-in	Retained	Comprehensive	at Cost		Stockholders
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance, June 30, 2007	1,693,397	$16,934	$2,815,245	$703,348	$(102,782)	331,366	$(487,028)	$2,945,717
Net Income	--	--	--	122,053	--	--	--	122,053

Other comprehensive income net of tax:
Minimum pension liability adjustment	--	--	--	--	52,872	--	--	52,872
Comprehensive Income								174,925

Balance, June 30, 2008	1,693,397	$16,934	$2,815,245	$825,401	$(49,910)	331,366	$(487,028)	$3,120,642
Net Income	--	--	--	142,946	--	--	--	142,946

Other comprehensive income net of tax:								--
Minimum pension liability adjustment	--	--	--	--	(143,422)	--	--	(143,422)
Comprehensive Loss								(476)
Stock-based compensation	--	--	3,344	--	--	--	--	3,344
Balance, June 30, 2009	1,693,397	$16,934	$2,818,589	$968,347	$(193,332)	331,366	$(487,028)	$3,123,510

See notes to financial statements

Back

The Dewey Electronics Corporation

Statements of Cash Flows

Years ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$142,946	$122,053
Adjustments to reconcile net income to net
cash provided by/(used in) operating activities:
Depreciation	115,368	110,019
Stock option compensation expense	3,344	--
Provision for inventory reserve	96,614	148,800
Increase/(Decrease) in allowance for doubtful accounts	--	19,834
(Increase)/Decrease in accounts receivable	482,344	(564,262)
(Increase) in inventories	(17,545)	(301,765)
(Increase) in contract costs and related estimated
profits in excess of billings	(307,855)	(508,911)
Decrease in prepaid expenses and other current assets	67,295	29,729
Increase/(Decrease) in accounts payable	(105,849)	617,192
Increase/(Decrease) in accrued expenses and other liabilities	(59,788)	197,362
Increase/(Decrease) in accrued pension costs	(50,053)	5,839

Total adjustments	223,875	(246,163)

Net cash provided by/(used in) operating activities	366,821	(124,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(53,343)	(113,105)
Deferred cost	--	10,000
Net cash used in investing activities	(53,343)	(103,105)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	313,478	(227,215)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	205,122	432,337

CASH AND CASH EQUIVALENTS AT END OF YEAR	$518,600	$205,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest received	$277	$2,163

See notes to the financial statements.

Back

The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2009 and 2008

1. Business and Summary of Significant Accounting Policies

The Dewey Electronics Corporation is a systems oriented military electronics development, design and manufacturing organization based in Oakland, New Jersey with a focus on compact diesel power generation solutions.  Its principal products are electronic and electro-mechanical systems manufactured for the Armed Forces of the United States, which the Company provides as a prime contractor or subcontractor for the Department of Defense.

A.  Revenue Recognition

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  For research and development contracts, total costs incurred are compared to total expected costs for each contract.  During the fiscal year ended June 30, 2009 the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method.  In this sub-contract revenue was recorded with the successful completion of each milestone in accordance with the contract terms. The sub-contract was completed in January 2009.

The Company uses the percentage-of-completion method to recognize revenue for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods.  Revenue and earnings for all other orders for replacement parts (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

B.  Concentration Risks

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable.  The Company maintains accounts with financial institutions which exceed the current federally insured maximum of $250,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions.  The Company’s accounts receivable are principally with agencies of the United States Department of Defense.  These agencies accounted for 58.0% of the Company’s accounts receivable as of June 30, 2009. The Company also had an outstanding accounts receivable with one Department of Defense sub-contractor which accounted for 20.1% of the Company’s accounts receivable as of June 30, 2009.

Product Concentration Risk

The Company derives a significant portion of its revenue from the sale of 2kw portable electrical generators to various branches of the United States military under a long term contract and to other Department of Defense contractors.  The

Back

contract to supply generators to the Department of Defense is for an indefinite delivery, indefinite quantity and is subject to the Government’s standard provision for termination at the convenience of the Government.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its generator products.  During fiscal year 2009 two of these suppliers accounted for 24.9% and 18.3% of material purchases, respectively.  These same suppliers accounted for 27.7% and 16.0% of material purchases in fiscal year 2008.  No other supplier accounted for more than 10% of material purchases in fiscal years 2009 or 2008.

Customer Concentration Risks

The Company derives most of its revenues through contracts with various agencies of the Department of Defense including a long-term contract to supply portable electric generators, research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company.  The Company also provides portable electric generators as a sub-contractor to other prime contractors to the Department of Defense.  In fiscal year 2009 the various agencies of the Department of Defense accounted for approximately 62.5% of Company revenue and one prime contractor accounted for 12.0% of revenues.  In fiscal year 2008 the Department of Defense accounted for 71.8% of revenues and one prime contractor accounted for 16.2% of Revenues.  No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2009 or 2008.

C.  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

D.  Accounts Receivable

The Company regularly reviews its trade receivables for probability of collection.  An assessment of the probability of collection of delinquent accounts is made and an allowance is recorded when collection becomes uncertain. There was no allowance for doubtful accounts as of June 30, 2009.

E.  Inventories

Cost is determined by the first-in, first-out (FIFO) method.  Inventories are valued at the lower of cost or market.  Components of inventory cost include materials, direct labor and overhead that have not been charged to specific contracts.

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

H. Development Costs

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2009 and  2008, the Company expensed $113,735 and $212,348, respectively, of

Back

research and development costs.  Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

Previously, the Company licensed certain technology rights under an agreement with a vendor for which it pre-paid licensing fees.  As of June 30, 2009, the Company no longer licensed these technology rights. As of June 30, 2008, $100,000 of these fees were included in prepaid expenses and other current assets.

I.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.  If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment.  If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the year ended June 30, 2009 or in the year ended June 30, 2008.

J.  Income Taxes

The Company applies Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

On July 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109” (“FIN 48”). There was no material effect on the Company’s financial statements associated with the adoption of FIN 48.

K.  Deferred Costs

The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development.  To that end the Company has deferred $65,095 of costs incurred related to these efforts.

L.  Liquidity

During the year ended June 30, 2009, the Company’s net income was approximately $143,000 and cash inflows from operations were approximately $367,000.  Beginning in late fiscal 2007 the Company changed the way it negotiates payment terms on new contracts.  The Company now attempts to negotiate progress payments based on achievement of sub-tasks within a project rather than relying on demonstration of incurred costs.  This approach is expected to result in the Company receiving payment under these contracts at or before the time it must pay its vendors.  The four recent contracts received in fiscal 2008 were structured this way and the Company intends to continue this approach where possible.  The Company believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

M.  Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to the current period financial statement presentation.  This reclassification has no impact on the Company’s financial position, results of operations or cash flows.

Back

2.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  In October 2008, the FASB adopted FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP  157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s 2010 fiscal year beginning July 1, 2009.  The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the Company’s 2009 fiscal year beginning July 1, 2008.  FSP 157-3 reaffirms that for financial assets fair value is an estimated exit price, and provides examples of how to estimate fair values when relevant observable data are not available.  It further clarifies that in disorderly markets, judgment is required when deciding to accept or reject market prices as evidence of fair value.  FSP 157-3 is immediately effective, including for prior periods, for which financial statements have not been issued. The adoption of Statement SFAS 157, FSP 157-1, and FSP 157-3 had no impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP  157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP  157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive.  FSP 157-4 is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009.  The implementation of FSP 157-4 did not impact the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB, issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles– a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for the Company’s interim reporting period ending on September 30, 2009.  SFAS 168 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not materially impact the Company’s financial position, results of operations or cash flows.  The Company evaluated subsequent events that occurred after June 30, 2009 up through September 25, 2009.  During this period no material subsequent events came to our attention.

Back

3.  Inventories

Inventories consist of:

	June 30,
	2009	2008
Finished goods	$38,410	$56,279
Work in progress	144,493	217,674
Raw materials	592,418	580,437
	$775,321	$854,390

4.  Contract Costs and Estimated Profits in Excess of Billings

	June 30,
	2009	2008
Costs incurred on contracts in progress	$1,467,305	$3,740,562
Estimated contract profit	254,683	700,598
	1,721,988	4,441,160
Less: billings to date	323,603	3,350,630
Contract costs and related estimated
profits in excess of billings	$1,398,385	$1,090,530

5.  Stock Option Plan

On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998, pursuant to which incentive stock options have been granted to various executives and key employees to purchase shares of common stock.  Options were granted at fair market value of the stock on the date of grant and (and with respect those options exercisable as of June 30, 2009) are exercisable over a ten-year period beginning December 2, 1999 to September 12, 2010.  At the Annual Meeting of Stockholders on December 5, 2001, this stock option plan was amended and restated to, among other things, increase the number of shares which may be issued under the plan by 25,000 shares, from 60,000 to 85,000.

The following disclosures are based on stock options granted to employees of the Company in the second fiscal quarter, ended December 31, 2008. For the fiscal year ended June 30, 2009, the Company recorded stock option compensation expense of $3,344. The Company had no stock option expense in fiscal 2008.

The Company used its historical stock price volatility to compute the expected volatility for purposes of valuing stock options issued.  The period used for the historical stock price corresponded to the expected term of the options and was between six and seven years. The expected dividend yield is based on the Company’s practice of not paying dividends.  The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date.  The expected life in years is based on historical actual stock option exercise experience.  The following weighted average assumptions were used in the valuation of stock options granted in the second quarter of fiscal 2009.

December 31,2008
Expected dividend yield	--
Expected volatility	63.8%
Risk-free interest rate	1.87%
Expected life in years	6.7

Based on the assumptions in the table above, the grant date fair value of stock options granted in the second quarter of fiscal 2009 was $5,287.

The changes in the number of shares under option are as follows:

Back

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2007	20,000	$ 3.47
Granted during 2008	--	--
Forefeited	--	--
Balance at June 30, 2008	20,000	$ 3.47
Granted during 2009	5,200	1.63
Forfeited	--	--
Balance at June 30, 2009	25,200	$ 3.09
Exercisable at June 30, 2009	20,000	$ 3.47

Also, at the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors.  The number of shares issuable upon exercise of options, which may be granted under this plan, shall not exceed 50,000 shares of common stock.  No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2009.

Outstanding and Exercisable
		Weighted Average	Weighted Average
Exercise Price	Options	Exercise Price	Remaining Life-Years
1.63	4,000	1.63	1.2
3.93	16,000	3.93	4.5
	20,000

The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model.

As of June 30, 2009, the intrinsic value of stock options outstanding and exercisable was $320.

6.  Taxes on Income

Deferred tax assets and liabilities as of June 30, 2009 and  2008 consisted of the following:

Deferred Tax assets:	2009	2008
Current
Vacation accrual	$56,202	$53,038
Inventory reserve	131,403	89,511
Allowance for doubtful accounts	--	8,600
Prepaids	(8,246)	(2,489)
	179,359	148,660
Less Valuation Allowance	(179,359)	(148,660)
Total current deferred tax asset	--	--
Non-current
Pension	178,441	137,957
Depreciation	(20,205)	(15,787)
Net Operating Loss	679,439	756,163
	837,675	878,333
Less Valuation Allowance	(837,675)	(878,333)
Total non-current deferred tax assets	--	--
Total deferred tax assets	$--	$--

Back

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. In fiscal 2009, the Company removed the valuation allowance against $9,959 of it’s deferred tax assets and used this amount to offset the Company’s tax liability for fiscal 2009.

In fiscal 2008 the Company increased its deferred tax assets and the valuation allowance against its net deferred tax assets by $170,464, the result of differences between the Company’s estimate of net operating losses in prior years and the amount actually recognized for income tax purposes. In fiscal 2008 the Company removed the valuation allowance against $101,688 of its deferred tax assets and used this amount to offset the Company’s tax liability for fiscal 2008. The result of these two changes to the Company’s deferred tax assets is an increase of $68,776 against which the Company has provided a valuation allowance in the same amount.

As of June 30, 2009, the Company has approximately $1,540,000 and $1,660,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2012 through 2022.

The reconciliation of the Federal statutory rate with the Company’s effective tax rate is summarized as follows:

	Years ended June 30,
	2009	2008
Federal statutory rate	34.00%	34.00%
Tax Return to Provision true up		(46.85)
Decrease in valuation allowance	(39.41)	17.44
Other	5.41	(4.59)
Effective Rate	0.00%	0.00%

7.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering all its employees which is qualified under the Internal Revenue Code.  The method of determining the accrued benefit of an employee is the amount equal to 0.8% of an employee’s average monthly salary times the number of years employed by the Company, to a maximum of 35 years.  The Company’s policy is to contribute the amounts allowable under Internal Revenue Service regulations.

The investment policy of the Company for its pension plan is to maximize value within the context of providing benefit security for plan participants.  The plan assets are invested in a fixed income investment account.

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan’s enrolled actuary.

The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Company’s pension plan.

Back

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$1,311,467	$1,275,194
Service cost	34,961	34,758
Interest cost	87,860	79,450
Actuarial loss/(gain)	121,469	(63,639)
Benefits paid plus administrative expenses	(13,966)	(14,296)
Benefit obligation at end of year	$1,541,791	$1,311,467

Change in plan assets:
Fair value of plan assets at beginning of year	$993,302	$909,996
Actual return on plan assets	47,156	44,046
Employer contributions	103,765	53,556
Benefits paid plus administrative expenses	(13,966)	(14,296)
Fair value of plan assets at end of year	$1,130,257	$993,302
Funded status	(411,534)	(318,165)
Unrecognized Net Gain or Loss	352,095	208,673
Accrued Pension Expense	$(59,439)	$(109,492)

Measurement Date	July 1, 2009	July 1, 2008

Weighted Average Assumptions
Discount Rate	6.25%	6.75%
Expected Long-term Rate of Return on Assets	5.25%	7.50%
Rate of increase in future compensation levels	3.00%	3.00%

Set forth below is a summary of the amounts reflected in the Company’s statement of financial position at the end of the last two fiscal years:

	June 30, 2009	June 30, 2008
Accrued pension liability	$(411,534)	$(318,165)
Accumulated other comprehensive income, pre-tax	352,095	208,673
Net amount recognized	$(59,439)	$(109,492)

The accumulated benefit obligation for the plan was $1,541,791 and $1,311,467 at June 30, 2009, and 2008, respectively.

Components of periodic pension costs as of June 30, 2009 and 2008 are as follows:

	2009	2008
Service cost-benefits earned during the period	$34,961	$34,758
Interest cost on projected benefit obligation	87,860	79,450
Expected return on plan assets	(77,093)	(67,688)
Amortization of actuarial loss	7,984	12,875

Net periodic pension cost	$53,712	$59,395

Weighted Average Assumptions for Net Periodic Pension Expense
	2009	2008
Discount Rate	6.25%	6.25%
Expected Long-term Rate of Return on Assets	7.50%	7.50%
Rate of Increase in Future Compensation Levels	3.00%	3.00%

Back

Retirement Plan for Employees of Dewey Electronics Corporation’s weighted average asset allocations at June 30, 2009, and 2008, by asset category are as follows:

	2009	2008

Asset Category
Fixed Funds with Guaranteed Interest Rates	100%	100%

Total	100%	100%
The expected future payments for the years ended June 30, are as follows:

2010	$ 37,000
2011	$ 51,000
2012	$ 66,000
2013	$ 74,000
2014	$ 75,000
Five years thereafter	$ 496,000

8.  Earnings Per Share

Net income per share has been presented pursuant to SFAS No. 128, “Earnings per Share”.  Basic net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period.  Diluted net income per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.  Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such shares is 16,000 for the years ended June 30, 2009 and 2008.

	Year Ended June 30, 2009
	Income	Shares	Per Share Amount
Basic net income/per common share	$142,946	1,362,031	$0.10
Effect of dilutive securities	--	1,400	--
Diluted net income per common share	$142,946	1,363,431	$0.10
	Year Ended June 30, 2008
	Income	Shares	Per Share Amount
Basic net income/per common share	$122,053	1,362,031	$0.09
Effect of dilutive securities	--	918	--
Diluted net income per common share	$122,053	1,362,949	$0.09

9.  Other Income/Expense

Other income/(expense) consists of the following for the years ended June 30:

	2009	2008
Sales of scrap and miscellaneous income/(expense) – net	$(19,356)	$24,182
Interest income	277	$2,163
	$(19,080)	$26,345

Back

10.  Credit Facility

On April 27, 2009, the Company entered into a $500,000 Revolving Term Note and related Loan and Security Agreement (collectively, the “Line of Credit”) with TD Bank, NA (the “Bank”) for a term expiring May 5, 2010.  As of June 30, 2009 there were no outstanding borrowings against the Line of Credit.  The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent with a minimum interest rate of 4.25% and is subject to customary representations, covenants, and default provisions in favor of the bank.  Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2009, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009 based on those criteria issued by COSO.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over

Back

financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None

Back

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.

The Company’s Code of Ethics is available at our website at www.deweyelectronics.com

Item 11.   EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-B

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

	(a)	(b)
	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding	future issuance under
	Options, warrants	options, warrants	equity compensation
Plan Category	And rights	and rights	Plans (excluding
securities reflected
in column (a))
Equity compensation plans approved
by security holders	25,200	$3.0884	87,300

Equity compensation plans not approved
by security holders	--	--	--

Total	25,200	$3.0884	87,300
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
 AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.

PART IV
Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately follows the signature page, and is incorporated herein by this reference.

Back

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

DATE:     September 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John H.D. Dewey	Date: September 25, 2009
John H.D. Dewey	Director

/s/ James M. Link	Date: September 25, 2009
James M. Link	Director

/s/ Nathaniel Roberts	Date: September 25, 2009
Nathaniel Roberts	Director

/s/ John B. Rhodes	Date: September 25, 2009
John B. Rhodes	Director

/s/ Ron Tassello	Date: September 25, 2009
Ron Tassello	Director

Back

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are filed as part of this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number			Page No.
3	(a)-	Certificate of Incorporation as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.	--
3	(b)-	By Laws as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.	--
10	(a)-	2001 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.	--
10	(b)-	Amendment and Restatement of the 1998 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.	--
10	(c)-	Form of Grant Letter for the 1998 Stock Option Plan. This item was filed with the Registrant’s Form 10-Q for the quarter ended December 31, 2008 and is herein incorporated by reference.
10	(d)

Revolving Term Note made by the Dewey Electronics Corporation in favor of TD Bank, NA dated April 20, 2009.  This item was filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2009 and is herein incorporated by reference..

10	(e)

Loan and Secuirty Agreement between The Dewey Electronics Corporation and TD Bank, NA Dated April 20, 2009.  This item was filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2009 and is herein incorporated by reference.

10	(f)

Commercial Mortgage and Security Agreement and Assignment of Leases and Rents between the Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009.  This item was filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2009 and is herein incorporated by reference.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--
31.2		Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	--
32.2		Certification of Teasurer pursuant to 18 U.S.C. Secton 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--