Form 10-Q
period 2009-09-30
DEWEY ELECTRONICS CORP
filed 2009-11-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q


(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2009


___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period
from__________to____________

                    _______Commission File No. 0-2892


THE DEWEY ELECTRONICS CORPORATION

A New York Corporation                I.R.S. Employer Identification
                                                No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700

Indicate by check mark whether the registrant has(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by check mark whether the registrant has submitted
electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).  YES X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer__ ___        Accelerated filer _____

Non-accelerated filer _____        Smaller reporting company__X_
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES___ NO_X_

                                     1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,362,031 at November 10, 2009.


THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                              Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         September 30, 2009(unaudited) and June 30, 2009        4

         Condensed Statements of Operations -
              Three-months Ended September 30, 2009
              and 2008 (unaudited)                              5

         Condensed Statements of Cash Flows for
         the Three-months Ended September 30, 2009
         and 2008 (unaudited)                                   6

       Notes to Condensed Financial Statements (unaudited)      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                            12

Item 4T. Controls and Procedures                               19

Part II  Other Information


Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                          20

Item 4.  Submission of Matters to a Vote of Security
         Holders                                              20

Item 6.  Exhibits                                             20


PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                   SEPTEMBER 30,      JUNE 30,
                                       2009             2009
                                   (unaudited)
ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS        $  633,952         $  518,600
  ACCOUNTS RECEIVABLE               1,104,455            984,711
  INVENTORIES                         896,485            775,321
  CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS
    OF BILLINGS                       800,166          1,398,385
  PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                     97,057             50,662
                                   __________         __________

      TOTAL CURRENT ASSETS          3,532,115          3,727,679
                                   __________         __________

PLANT, PROPERTY AND EQUIPMENT:
  LAND AND IMPROVEMENTS               651,015            651,015
  BUILDING AND IMPROVEMENTS         1,885,653          1,885,653
  MACHINERY AND EQUIPMENT           3,241,464          3,227,794
  FURNITURE AND FIXTURES              237,168            235,777
                                    _________          _________
                                    6,015,300          6,000,239
Less accumulated depreciation       5,027,791          5,001,465
                                    _________          _________
                                      987,509            998,774
                                    _________          _________

DEFERRED COSTS                         65,095             65,095
                                    _________          _________

TOTAL ASSETS                       $4,584,719         $4,791,548
                                   ==========         ==========


LIABILITIES AND STOCKHOLDERS'
   EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE              591,528            765,251
  ACCRUED EXPENSES AND OTHER
    LIABILITIES                       408,960            267,340
  ACCRUED COMPENSATION AND
    BENEFITS PAYABLE                  147,153            223,913
  ACCRUED PENSION COSTS                27,024             59,439
                                    _________         __________

    TOTAL CURRENT LIABILITIES       1,174,665          1,315,943

LONG-TERM PENSION LIABILITY           352,095            352,095
                                    _________         __________

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
    authorized  250,000 shares,
    issued and outstanding-none,           --                 --
  Common stock, par value $.01;
    authorized 3,000,000 shares;
    issued 1,693,397 at September
    30, 2009 and June 30, 2009         16,934             16,934
  ADDITIONAL PAID-IN CAPITAL        2,820,021          2,818,589
  RETAINED EARNINGS                   901,364            968,347
  ACCUMULATED OTHER COMPREHENSIVE
    LOSS                             (193,332)          (193,332)
                                    _________         __________
                                    3,544,987          3,610,538
LESS: TREASURY STOCK 331,366
  SHARES at cost                     (487,028)          (487,028)
                                    _________         __________

  TOTAL STOCKHOLDERS' EQUITY        3,057,959          3,123,510
                                    _________          _________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $4,584,719         $4,791,548

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                        THREE-MONTHS ENDED
                                           SEPTEMBER 30,
                                     2009            2008

REVENUES                           $2,346,478     $2,383,198

COST OF REVENUES                    1,981,859      1,858,299
                                   __________     __________

GROSS PROFIT                          364,619        524,899

SELLING,GENERAL & ADMINISTRATIVE      424,018        504,255
                                   __________     __________

OPERATING INCOME (LOSS)               (59,399)        20,644

   INTEREST EXPENSE                     1,564             --

   OTHER (EXPENSE)/INCOME - NET        (6,020)        (1,275)
                                   __________      _________

INCOME (LOSS) BEFORE INCOME TAXES     (66,983)        19,369

PROVISION FOR INCOME TAX                   --             --
                                   __________      _________

NET INCOME (LOSS)                   $ (66,983)     $  19,369
                                    =========      =========



NET INCOME (LOSS) PER
  COMMON SHARE-BASIC                 $(0.05)         $0.01
NET INCOME (LOSS) PER
  COMMON SHARE-DILUTED               $(0.05)         $0.01


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                             1,362,031     1,362,031
   DILUTED                           1,362,031     1,363,135

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                            THREE-MONTHS ENDED
                                               SEPTEMBER 30,
                                           2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)                          $(66,983)    $19,369
                                           ________    ________
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
   DEPRECIATION                              26,326      27,379
   STOCK OPTION COMPENSATION EXPENSE          1,432          --
   (INCREASE)/DECREASE IN ACCOUNTS
     RECEIVABLE                            (119,744)    702,459
   (INCREASE)IN INVENTORIES                (121,164)   (189,222)
   DECREASE IN CONTRACT COSTS & RELATED
    ESTIMATED PROFITS IN EXCESS OF
      BILLINGS                              598,219     147,068
   (INCREASE) IN PREPAID EXPENSES AND
     OTHER CURRENT ASSETS                   (46,395)    (16,692)
   (DECREASE) IN ACCOUNTS PAYABLE          (173,723)   (188,282)
   INCREASE IN BILLINGS IN EXCESS OF
     COSTS AND ESTIMATED EARNINGS                --     112,778
   INCREASE/(DECREASE) IN ACCRUED
     EXPENSES AND OTHER LIABILITIES          64,860    (187,705)
   (DECREASE) IN PENSION LIABILITY          (32,415)    (16,572)
                                          _________    ________
   TOTAL ADJUSTMENTS                        197,396     391,211
                                          _________    ________

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                               130,413     410,580
                                          _________    ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PLANT, PROPERTY
    AND EQUIPMENT                           (15,061)    (18,297)
                                          _________    ________

NET CASH USED IN INVESTING ACTIVITIES       (15,061)    (18,297)
                                          _________    ________

CASH FLOWS FROM FINANCING ACTIVITIES:
SHORT TERM BORROWINGS                       250,000         --
REPAYMENT OF SHORT TERM BORROWINGS         (250,000)        --
                                          _________    _______

NET CASH USED IN FINANCING ACTIVITIES            --         --
                                          __________   _______


NET INCREASE IN CASH AND CASH
   EQUIVALENTS                             115,352    392,283

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      518,600    205,122
                                         _________   ________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  633,952  $ 597,405
                                        ==========  =========


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

      INTEREST RECEIVED                 $      371   $     67
      INTEREST PAID                     $    1,564   $     --

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Significant Accounting Policies
===================================

Basis of Presentation
=====================

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the "2009 Form 10-K").

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2009, and the results of operations and cash flows for the three-months then ended. The results of operations and cash flows for the period ended September 30, 2009 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2010.

In May 2009, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 855, "Subsequent Events" (formerly "SFAS 165"). ASC Topic 855 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 855 did not materially impact the Company's financial position, results of operations or cash flows. The Company evaluated subsequent events that occurred after September 30, 2009 up through November 12, 2009. During this period no material subsequent events came to our attention.

As of September 30, 2009, there have been no material changes to any of the significant accounting policies described in our 2009 Form 10-K.

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

Income Taxes
============

Under the asset and liability method of accounting for taxes under ASC Topic 740, "Income Taxes", deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

2.  Accounting Standards Updates
================================

In June 2009, the FASB issued its final Statement of Financial Accounting Standards ("SFAS") No. 168 - The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification, the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.
The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

Accounting Standards Updates Not Yet Effective
==============================================

In October 2009, an update was made to "Revenue Recognition - Multiple Deliverable Revenue Arrangements." This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's financial position and results of operations when it becomes effective in 2010.

Other Accounting Standards Updates not effective until after September 30, 2009, are not expected to have a significant effect on the Company's financial position or results of operations.

3.  Inventories
===============

Inventories consist of:

                        September 30, 2009       June 30, 2009

Finished Goods               $61,039               $38,410
Work In Progress             139,905               144,493
Raw Materials                695,541               592,418
                             _______               _______
Total                       $896,485              $775,321
                            ========              ========

4.  Taxes on Income
===================

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $810,000 and $236,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2012. In the three month period ended September 30, 2009 these federal and state net deferred tax assets increased by approximately $23,000 and $6,000, respectively, as a result of a net loss for the period.

5.  Earnings Per Share
======================

Net income (loss) per share has been presented pursuant to ASC Topic 260, "Earnings per Share". Basic net income (loss) per share is computed by dividing reported net income (loss) available to common shareholders by weighted average shares outstanding for the period. Diluted net income
(loss) per share is computed by dividing reported net income (loss) available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. For the three-months ended September 30, 2009 and September 30, 2008, respectively, the number of shares excluded from the calculation were 25,200 and 16,000 respectively.

                              Three-months Ended September 30,
                               2009                          2008
                                      Per                        Per
                   Income  Shares     Share  Income   Shares     Share
                                      Amount                     Amount
Basic net
 (loss)income
 per common
 share          $(66,983)  1,362,031  $(.05) $19,369  1,362,031  $.01


Effect of
 dilutive
 Securities          --           --    --        --      1,104   --
                 _______    ________   ____    ______   ________  ____

Diluted net
 income
 per common
 share          $(66,983)  1,362,031  $(.05) $19,369  1,363,135  $.01
                ========   =========  =====  =======  =========  ====

6.  Stock Option Plan
=====================

On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998, pursuant to which incentive stock options have been granted to various executives and key employees to purchase shares of common stock. Options were granted at fair market value of the stock on the date of grant and (and with respect those options exercisable as of September 30, 2009) are exercisable over a ten-year period beginning December 2, 1999 to September 12, 2010. At the Annual Meeting of Stockholders on December 5, 2001, this stock option plan was amended and restated to, among other things, increase the number of shares which may be issued under the plan by 25,000 shares, from 60,000 to 85,000.

The following disclosures are based on stock options granted to employees of the Company in the second quarter of fiscal 2009 (quarter ended December 31, 2008). For the three months ended September 30, 2009, the Company recorded stock option compensation expense of $1,432. The Company had no stock option expense in the three months ended September 30, 2008.

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


                                      December 31, 2008

Expected dividend yield                       --
Expected volatility                          63.8%
Risk-free interest rate                       1.87%
Expected life in years                        6.7

Based on the assumptions in the table above, the grant date fair value of stock options granted in the second quarter of fiscal 2009 was $5,704.



Stock option transactions for the Company's employee stock options plans for the quarter ended September 30, 2009:

                                                      Weighted
                                                      Average
                                        Shares        Exercise Price

Beginning balance                       25,200        3.09
Granted                                     --          --
Exercised                                   --          --
Cancelled or expired                        --          --
Ending balance                          25,200        3.09
Options exercisable at end of period    20,000        3.47



THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company's 2009 Form 10-K. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1 (Description of Business - Operational Risks) of the Company's 2009 Form 10-K. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

Critical Accounting Policies and Estimates
==========================================

The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company's 2009 Form 10-K.

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

Revenues for the first quarter of fiscal year 2010, the three month period ended September 30, 2009, were $36,720 lower when compared to same period in 2008. Revenues were lower due to a decrease in customer funded research and development which was partly offset by increased production of generator sets under the Company's prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company's prime contract and an increase in revenues for replacement parts and short-term orders when compared to the same period in fiscal year 2009.

For the three months ended September 30, 2009 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 91% of revenues compared to approximately 83% in the first quarter of fiscal year 2009 (quarter ended September 30, 2008). The Company's research and development contracts provided approximately 1% of revenues in the first quarter of fiscal 2010, and approximately 10% of revenues in the first quarter of fiscal 2009. Replacement parts and other short-term business including snowmaking equipment provided approximately 8% of revenues in the first quarter of fiscal year 2010 and approximately 7% of revenues in the same period of fiscal 2009.

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

In August 2007, the Company received a new contract to provide auxiliary power systems for the USMC 'Logistic Vehicle'. This contract, awarded by the USMC Systems Command, Quantico, VA, consists of a base year and three option years, exercisable at the Government's option. The Logistics Vehicle Power System (LVPS) is a diesel-powered 3.5 kilowatt 28 volt DC generator providing power to equipment that protects against improvised explosive devices. It is based on the Company's existing 2 kilowatt military tactical generator. A delivery order for the LVPS, valued at approximately $2.4 million was received in August 2007 and completed in December 2007. In July 2008, the Company received a second delivery order valued at approximately $500,000 for additional units which were delivered in January 2009. Work began to produce these units during the first quarter of fiscal year 2009(quarter ended September 30, 2008) and was substantially completed during the second quarter of fiscal 2009. Subsequently, in January 2009, the Company received a third delivery order valued at approximately $400,000 with deliveries made in July and August 2009. While the Company was successful in obtaining these initial orders, no assurance can be made that the Company will receive any future production orders as a result of this contract.

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

The aggregate value of the Company's backlog of sales orders was $3.5 million on September 30, 2009 and $6.5 million on September 30, 2008. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal year 2010 revenues.


Gross Profit
============

The Company earned a gross profit of $364,619 for the three months ended September 30, 2009 compared to a gross profit of $524,899 for the same period in 2008.

Gross margin is the measure of gross profit as a percentage of revenues. It is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. The Company had a gross margin of 16% for the first quarter of fiscal year 2010, ended September 30, 2009, compared to a gross margin of 22% for the first quarter of fiscal 2009.

The lower gross margin for the first quarter of fiscal year 2010 is the result of several factors. Principal among these is a change in product mix, with a decrease in customer funded research and development efforts and an increase in production of lower margin 2kW generators. The effect of this change in product mix is that a higher percentage of overhead expense must be absorbed by the 2kW generator sets which have a contractually fixed price, rather than by research and development contracts where revenue is based on actual costs incurred, thus resulting in an overall lower gross margin.

Gross Margin in the first quarter of fiscal 2010 was further reduced by continued increases in costs related to metals and transportation for components for the 2kw generator set product line. The Company's 10-year indefinite delivery, indefinite quantity prime contract for generator sets with the U.S. Army, awarded in 2001 allows for a small annual increase in selling price. Gross profit has been reduced as a result of costs increasing faster than the selling price. The Company is in communication with the Government and is continuing to pursue a pricing modification under the contract. This is a labor intensive process and no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

Selling, General and Administrative Expenses
============================================

Selling, General and Administrative Expenses for the first three months of fiscal 2010 were $424,018 or 18% of revenue compared to $504,255 or 21% of revenue in the first three months of fiscal 2009. The most significant reductions in expense were for business development expense (including consulting expenses), recruiting expenses and education expense. These reductions were partly offset by increased legal and professional fees.

Interest Expense
================

The Company had interest expense of $1,564 in the three month period ended September 30, 2009 compared to no interest expense in the three month period ended September 30, 2008.

Other Expense/Income - Net
=========================

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $6,020 for the three months ended September 30, 2009 was comprised of franchise taxes of $4,409 bank fees of $1,982 and interest income of $371.

Other expense of $1,275 for the three months ended September 30, 2008 was comprised of bank fees of $1,395 and miscellaneous income of $120.


Net Loss/Income before income taxes
===================================

Net loss before income taxes for the three months ended September 2009 was $66,983 and for the three months ended September 30, 2008 net income was $19,369.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $810,000 and $236,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2012. In the three month period ended September 30, 2009 these federal and state net deferred tax assets increased by approximately $23,000 and $6,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources
===============================

Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000. The prior line of credit expired on February 28, 2007 and was replaced in April 2009, as described in Note 10 of the Notes to Financial Statements of the Company's 2009 Form 10-K. During the first quarter of fiscal 2010 the Company borrowed $250,000 against this line of credit, which it repaid during the quarter.

As of September 30, 2009, the Company had no material capital expenditure commitments. Management believes that the Company's current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At September 30, 2009, the Company's working capital was $2,357,450 compared to $2,231,852 at September 30, 2008.

The ratio of current assets to current liabilities was 3.00 to 1 at September 30, 2009 and 2.78 to 1 at September 30, 2008.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:


                                   Three Months ended September 30,
                                          2009            2008

Net Cash Provided by(used in)
  Operating activities                 $  130,413       $  410,580
  Investing activities                    (15,061)         (18,297)
  Financing activities                         --               --



Operating Activities:
====================

Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash provided by operating activities in the three-month period ended September 30, 2009 was comprised primarily of net loss before depreciation and amortization, a decrease in contract costs and estimated related profits in excess of applicable billings and an increase in accrued expense which partly offset by increases in inventories, accounts receivable and prepaid expense and decreases in accounts payable and accrued pension expenses.

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

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the three month period ended September 30, 2009 and September 30, 2008, the Company expensed $15,762 and $14,814 respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:
====================

During the first three months of fiscal 2009, net cash of $15,061 was used in investing activities. The entire amount was used for capital expenditures, principally for demonstration and test equipment.

During the first three months of fiscal 2008, net cash of $18,297 was used in investing activities all of which was used for capital equipment.

Financing Activities:
====================

The Company did not use any cash in financing activities during the three month periods ended September 30, 2009 and 2008, respectively.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA. (See Note 10 of the Notes to Financial Statements in the Company's 2009 Form 10-K). As of the date of this Quarterly Report the Company has no outstanding debt against this line of credit. The Company does not regard this credit facility as vital to its continued operations.

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

Accounting Standards Updates
============================

Refer to Note 2. Significant Accounting Policies in the Notes to the Financial Statements section of this Quarterly Report.

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


Two recent contracts with the U.S. Department of Defense to develop generators as auxiliary power units for vehicles are examples of the second strategic objective, expanding into related power markets. The contract for the Logistics Vehicle Power Supply "LVPS" (described under "Revenues" above) utilizes the Company's core expertise in compact and highly reliable diesel engine power generation. The recent contract to develop a prototype 'idle reduction' system consisting of an environmental control unit and diesel generator builds on the Company's recent accomplishments with vehicle mounted auxiliary power units and management believes it will allow the Company to further expand into related power applications while increasing its technology base. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under three related customer funded research and development sub-contracts where the Company will design and prototype electronic controls for diesel fuel cell systems (See "Revenues" above).

In the near term, continued growth in profitability and broadening the line of product offerings are the Company's primary objectives. The recent development contracts, and the customer-funded research and development sub-contracts, described above contribute to this goal. The Company is continuing to pursue possible partnering and sub-contracting relationships with other companies and defense contractors that leverage the Company's current expertise and technology in generators and auxiliary power units.

ITEM 4T.	Controls and Procedures
===================================

Evaluation of Disclosure Controls and Procedures
================================================

The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2009, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting
====================================================

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


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

                                    THE DEWEY ELECTRONICS CORPORATION




                                    /s/ John H.D. Dewey
Date:  November 13, 2009            John H.D. Dewey
                                    President and Chief Executive Officer




                                    /s/ Stephen P. Krill
Date:  November 13, 2009            Stephen P. Krill
                                    Treasurer







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