Form 10-Q
period 2009-12-31
DEWEY ELECTRONICS CORP
filed 2010-02-12
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 2009


___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from__________to____________

                    Commission File No. 0-2892


THE DEWEY ELECTRONICS CORPORATION

A New York Corporation

I.R.S. Employer Identification No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700

Indicate by check mark whether the registrant has(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).  YES X   No ___

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



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,362,031 at February 11, 2010.







THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                                 Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         December 31, 2009(unaudited) and June 30, 2009              4

         Condensed Statements of Operations -
         Three and Six-months Ended December 31, 2009
         and 2008 (unaudited)                                        5

         Condensed Statements of Cash Flows for
         the Six-months Ended December 31, 2009
         and 2008 (unaudited)                                        6

         Notes to Condensed Financial Statements (unaudited)         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 12

Item 4T. Controls and Procedures                                    21

Part II  Other Information


Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                                22

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                    22

Item 6.  Exhibits                                                   22






PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                      DECEMBER 31,     JUNE 30,
                                          2009           2009
                                      (unaudited)

ASSETS:
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS           $  928,564       $  518,600
  ACCOUNTS RECEIVABLE                    980,594          984,711
  INVENTORIES                            711,087          775,321
  CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS
    OF BILLINGS                          522,229        1,398,385
  PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                        44,941           50,662
                                       _________        _________

      TOTAL CURRENT ASSETS             3,187,415        3,727,679
                                       _________        _________

PLANT, PROPERTY AND EQUIPMENT:
  LAND AND IMPROVEMENTS                  651,015          651,015
  BUILDING AND IMPROVEMENTS            1,885,653        1,885,653
  MACHINERY AND EQUIPMENT              3,206,756        3,227,794
  FURNITURE AND FIXTURES                 237,168          235,777
                                       _________        _________
                                       5,980,592        6,000,239
Less accumulated depreciation          5,027,409        5,001,465
                                       _________        _________
                                         953,183          998,774
                                       _________        _________

DEFERRED COSTS                            65,095           65,095
                                       _________        _________

TOTAL ASSETS                         $4,205,693       $4,791,548
                                     ==========       ==========


LIABILITIES AND STOCKHOLDERS'
   EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE              $370,957          $765,251
  CUSTOMER DEPOSITS                     13,517                 -
  ACCRUED EXPENSES AND OTHER
     LIABILITIES                       220,493           267,340
  ACCRUED COMPENSATION AND BENEFITS
     PAYABLE                           130,603           223,913
  ACCRUED PENSION COSTS                 42,700            59,439
                                      ________          ________
    TOTAL CURRENT LIABILITIES          778,270         1,315,943
                                      ________         _________


LONG-TERM PENSION LIABILITY            352,095           352,095
                                      ________         _________


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
    authorized  250,000 shares, issued
    and outstanding-none,                   --                --
  Common stock, par value $.01;
    authorized 3,000,000 shares;
    issued 1,693,397 at December
    31, 2009 and June 30, 2009          16,934            16,934
  ADDITIONAL PAID-IN CAPITAL         2,820,950         2,818,589
  RETAINED EARNINGS                    917,804           968,347
  ACCUMULATED OTHER COMPREHENSIVE
     LOSS                             (193,332)         (193,332)
                                     _________         _________
                                     3,562,356         3,610,538
LESS: TREASURY STOCK 331,366 SHARES
   at cost                            (487,028)         (487,028)
                                     _________         _________


  TOTAL STOCKHOLDERS' EQUITY         3,075,328         3,123,510
                                     _________         _________
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                          $4,205,693        $4,791,548
                                    ==========        ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS





THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                        THREE-MONTHS ENDED        SIX-MONTHS ENDED
                            DECEMBER 31             DECEMBER 31,
                         2009     2008          2009        2008

REVENUES                $2,393,429  $2,821,062  $4,739,907  $5,204,260

COST OF REVENUES         1,960,528   1,997,713   3,942,387   3,856,012
                        __________   _________   _________   _________

GROSS PROFIT               432,901     823,349     797,520   1,348,248

SELLING,GENERAL &
   ADMINISTRATIVE          417,855     460,898     841,873     965,153
                         _________    ________    ________    ________

OPERATING INCOME/(LOSS)     15,046     362,451     (44,353)    383,095

   INTEREST EXPENSE           (177)          0       1,387           0

   OTHER INCOME/(EXPENSE)
     - NET                   1,217      (2,747)     (4,803)     (4,022)
                          ________     _______     _______     _______

INCOME/(LOSS) BEFORE
    INCOME TAXES            16,440     359,704     (50,543)    379,073

PROVISION FOR INCOME TAX         0           0           0           0
                           _______     _______     _______    ________

NET INCOME/(LOSS)        $  16,440  $  359,704   $ (50,543) $  379,073
                         =========  ==========   =========  ==========


NET INCOME/(LOSS)
  PER COMMON SHARE
   -BASIC                  $ 0.01      $ 0.26     $ (0.04)    $ 0.28
NET INCOME/(LOSS)
  PER COMMON SHARE
    -DILUTED               $ 0.01      $ 0.26     $ (0.04)    $ 0.28

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING:

   BASIC                  1,362,031   1,362,031   1,362,031  1,362,031
   DILUTED                1,363,665   1,363,165   1,362,031  1,363,617

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                            SIX-MONTHS ENDED
                                              DECEMBER 31,
                                         2009         2008



CASH FLOWS FROM OPERATING
  ACTIVITIES
NET INCOME/(LOSS)                      $(50,543)     $379,073
ADJUSTMENTS TO RECONCILE NET
  INCOME/(LOSS) TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
   DEPRECIATION                          52,652        54,759
   STOCK OPTION COMPENSATION EXPENSE      2,361           440
   GAIN ON SALE OF PLANT,PROPERTY
     & EQUIPMENT                         (2,500)            -
   REDUCTION OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS                        -       (23,815)
   DECREASE IN ACCOUNTS RECEIVABLE        4,117       406,419
   (INCREASE)/DECREASE IN INVENTORIES    64,234      (128,815)
   (INCREASE)/DECREASE IN CONTRACT
      COSTS & RELATED ESTIMATED
      PROFITS IN EXCESS OF BILLINGS     876,156       (20,627)
   (INCREASE)/DECREASE IN PREPAID
      EXPENSES AND OTHER CURRENT
      ASSETS                              5,721       (20,597)
   INCREASE IN CUSTOMER DEPOSITS         13,517             -
   (DECREASE) IN ACCOUNTS PAYABLE      (394,294)     (360,029)
   (DECREASE) IN ACCRUED EXPENSES AND
      OTHER LIABILITIES                (140,157)      (11,794)
   (DECREASE) IN ACCRUED PENSION
      COSTS                             (16,739)      (26,700)
                                      _________     _________
   TOTAL ADJUSTMENTS                    465,068      (130,759)
                                      _________     _________

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                           414,525       248,314
                                      _________     _________


CASH FLOWS FROM INVESTING
  ACTIVITIES:
  EXPENDITURES FOR PROPERTY AND
    EQUIPMENT                           (15,061)      (26,509)
  PROCEEDS FROM SALE OF ASSETS           10,500             -
                                      _________     _________
NET CASH USED IN INVESTING
  ACTIVITIES                             (4,561)      (26,509)
                                      _________     _________

CASH FLOWS FROM FINANCING
  ACTIVITIES:
SHORT TERM BORROWINGS                  250,000          --
REPAYMENT OF SHORT TERM BORROWINGS    (250,000)         --
                                      ________    ________

NET CASH USED IN FINANCING
  ACTIVITIES                               --           --
                                      ________    ________

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                          409,964     221,805

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  518,600     205,122
                                      ________    ________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $ 928,564    $426,927
                                     =========   =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST RECEIVED              $     401   $     238
      INTEREST PAID                  $   1,387   $      --

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS



THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Significant Accounting Policies
    _______________________________

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of December 31, 2009, and the results of operations for the three-months and six-months then ended and cash flows for the six-months then ended. The results of operations and cash flows for the period ended December 31, 2009 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2010.

In accordance with Accounting Standards Codification ("ASC") Topic 855 the Company evaluated subsequent events that occurred after December 31, 2009 up through February 11, 2010. During this period no material subsequent events came to our attention.

As of December 31, 2009, there have been no material changes to any of the significant accounting policies described in our 2009 Form 10-K.

Revenue Recognition
===================
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company currently has one development sub-contract for which it recognizes revenue on a time and material basis as the nature of the work performed precludes a meaningful estimate of total expected costs. During the fiscal year ended June 30, 2009 the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method. In this sub-contract, revenue was recorded with the successful completion of each milestone in accordance with the contract terms. The sub-contract was completed in January 2009.

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

2.  Accounting Standards Updates
================================
In June 2009, the FASB issued its final Statement of Financial Accounting Standards ("SFAS") No. 168 - The Accounting Standards Codification "ASC" and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification, the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

Accounting Standards Updates Not Yet Effective
==============================================
In October 2009, an update was made to "Revenue Recognition - Multiple Deliverable Revenue Arrangements." This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's financial position and results of operations when it becomes effective.

Other Accounting Standards Updates not effective until after December 31, 2009, are not expected to have a significant effect on the Company's financial position or results of operations.

3.  Inventories
===============
Inventories consist of:

                              December 31, 2009    June 30, 2009

Finished Goods                     $45,652             $38,410
Work In Progress                   119,676             144,493
Raw Materials                      545,759             592,418
                                   -------             -------
Total                             $711,087            $775,321
                                  ========            ========

4.  Taxes on Income
===================
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $806,000 and $234,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2012. In the six month period ended December 31, 2009 these federal and state net deferred tax assets increased by approximately $17,000 and $5,000, respectively, as a result of a net loss for the six month period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. For the three-months ended December 31, 2009 and December 31, 2008, the number of shares excluded from the calculation was 16,000 in both years.

For the six-month period ended December 31, 2009 and December 31, 2008, the number of shares excluded from the calculation were 24,700 and 16,000 respectively.


                                  Three-months Ended December 31,

                           2009                         2008
                                      Per                            Per
                  Income  Shares      Share   Income   Shares        Share
                                      Amount                         Amount
Basic
 Net
 Income
 per
 common
 share            $16,440  1,362,031  $.01   $359,704  1,362,031   $.26

Effect
 Of
 dilutive
 Securities            --      1,634    --         --      1,134     --
                  _______  _________  ____   ________  _________   ____

Diluted
 Net
 income
 per
 common
 share            $16,440  1,363,665  $.01   $359,704  1,363,165   $.26
                  =======  =========  ====   ========  =========   ====

                                 Six-months Ended December 31,

                           2009                        2008

                                      Per                           Per
                  Income  Shares      Share    Income    Shares     Share
                                      Amount                        Amount
Basic
 net
 income
/(loss)
 Per
 Common
 Share           $(50,543) 1,362,031  $(.04)   $379,073  1,362,031  $.28

Effect
 Of
 dilutive
 Securities        --         --      --          --       1,586    --
                ______      _____    ____    ________   ________   ___

Diluted
 net
income/
(loss)
 per
 common
 share        $(50,543) 1,362,031  $(.04)   $379,073  1,363,617    $.28
              ========  =========  =====    ========  =========    ====

6.  Stock Option Plan
=====================
On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees. Incentive stock options have been granted under the plan with an exercise price no less than fair market value of the stock on the date of grant. Outstanding options generally are exercisable for ten years from the date of grant, except that one grant of 800 options is exercisable for a 5-year term. Outstanding options have expiration dates ranging from September 12, 2010 to December 2, 2018.

The following disclosures are based on stock options granted to employees of the Company in the second quarter of fiscal 2009 (quarter ended December 31, 2008). For the three months ended December 31, 2009, the Company recorded stock option compensation expense of $929 compared to stock option compensation expense of $440 for the three months ended December 31, 2008. For the six months ended December 31, 2009 the Company recorded stock option compensation expense of $2,361 compared to stock option compensation expense of $440 for the six month period ended December 31, 2008.

The Company used its historical stock price volatility to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and eight years. The expected dividend yield is based on the Company's practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following weighted average assumptions were used in the valuation of stock options granted in the second quarter of fiscal 2009.


                             December 31, 2008

Expected dividend yield                   --
Expected volatility                     63.8%
Risk-free interest rate                  1.87%
Expected life in years                   6.7



Based on the assumptions in the table above, the grant date fair value of stock options granted in the second quarter of fiscal 2009 was $5,704.

Stock option transactions for the Company's employee stock option plans for the three and six months ended December 31, 2009 are as follows:



                                          December 31, 2009

                         Three Months             Six Months
                                    Weighted                  Weighted
                                    Average                   Average
                        Shares      Exercise   Shares         Exercise
                                    Price                     Price

Beginning balance       25,200      3.09       25,200         3.09
Granted                     --        --           --           --
Exercised                   --        --           --           --
Cancelled or expired      (500)     1.60         (500)        1.60
Ending balance          24,700      3.12       24,700         3.12
Options exercisable at
  end of period         24,700      3.12       24,700         3.12



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

Results of Operations - Revenues
===============================
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other government subcontractors for 2kW generators, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company currently has one development sub-contract for which it recognizes revenue on a time and material basis as the nature of the work performed precludes a meaningful estimate of total expected costs. During the fiscal year ended June 30, 2009 the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method. In this sub-contract, revenue was recorded with the successful completion of each milestone in accordance with the contract terms. The sub-contract was completed in January 2009.

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

Revenues for the second quarter of fiscal year 2010, the three month period ended December 31, 2009, were $427,633 lower when compared to same period in 2008. Revenues were lower due to a decrease in customer funded research and development and a decrease in revenue from replacement parts and short-term orders. These decreases were partly offset by increased production of generator sets under the Company's prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company's prime contract when compared to the same period in fiscal year 2009.

For the three months ended December 31, 2009 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 86% of revenues compared to approximately 62% in the second quarter of fiscal year 2009 (quarter ended December 31, 2008). The Company's research and development contracts provided approximately 3% of revenues in the second quarter of fiscal 2010, and approximately 29% of revenues in the second quarter of fiscal 2009. Replacement parts and other short-term business provided approximately 11% of revenues in the second quarter of fiscal year 2010 and approximately 9% of revenues in the same period of fiscal 2009.

Revenues for the six-month period ended December 31, 2009 were $464,353 lower when compared to the same period in 2008. This decrease in revenue is attributable to a decrease in customer funded research and development revenues partly offset by increases in revenues from both generator set production and replacement parts during this six month period when compared to the same period last year.

During the six-month period ended December 31, 2009, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 89% of revenues compared to approximately 72% in the same period in 2008. The Company's research and development contracts provided approximately 2% of revenues during the six-month period ended December 31, 2009, versus approximately 20% in the same period in 2008. Replacement parts and other short-term business provided approximately 9% of revenues in the six-month period ended December 31, 2009, and approximately 8% of revenues in the same period in 2008.

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

The aggregate value of the Company's backlog of sales orders was $1.4 million on December 31, 2009 and $7.1 million on December 31, 2008. It is estimated that most of the present backlog will be billed during the next 6 months and be substantially recognized as fiscal year 2010 revenues.

The Company believes that the delay in signing the Defense Appropriation Bill until late December 2009 significantly reduced new delivery orders received by the Company during the fiscal quarter ended December 31, 2009. As a result the Company's backlog has been substantially reduced. The Company believes that there is still demand for its products, particularly 2kW generators, and (while no assurances can be given) that further orders will be received during the 2010 fiscal year.

Gross Profit
============
The Company earned a gross profit of $432,901 (which was 18% of revenues) for the three months ended December 31, 2009 compared to a gross profit of $823,349 (which was 29% of revenues) for the same period in 2008.

Gross profit is affected by a variety of factors including, among other items, product mix, product pricing, and product costs. The lower gross profit for the second quarter of fiscal year 2010 is the result of several factors. Principal among these is a change in product mix, with a decrease in customer funded research and development efforts and an increase in production of lower margin 2kW generators. The effect of this change in product mix is that a higher percentage of overhead expense must be absorbed by the 2kW generator sets which have a contractually fixed price, rather than by research and development contracts where revenue is based on actual costs incurred, thus resulting in an overall lower gross profit.

Gross profit in the second quarter of fiscal 2010 was further reduced by continued increases in costs related to metals and transportation for components for the 2kw generator set product line. The Company's 10-year indefinite delivery, indefinite quantity prime contract for generator sets with the U.S. Army, awarded in 2001 allows for a small annual increase in selling price. Gross profit has been reduced as a result of costs increasing faster than the selling price. The Company is in communication with the Government and is continuing to pursue a pricing modification under the contract. This is a labor intensive process and no assurances can be made that the Government will agree to a modification, or that such a modification would be equitable to the Company.

For the six-month period ended December 31, 2009 the Company's gross profit was $797,520 (which was 17% of revenues) compared to a gross profit of $1,348,248 (which was 26% of revenues) for the six-month period ended December 31, 2008.

As with the three month period described above these lower results are due to a shift in product mix with research and development efforts accounting for a lower proportion of revenues in the first six months of fiscal 2010 when compared to the same period in fiscal 2009. The reduced gross profit resulting from less customer funded research and development was partly offset by increased production of 2kW generator sets sold to other defense contractors which made up a higher proportion of revenues in the first six months of fiscal 2010 than in the first six months of fiscal 2009. The selling price of these 2kW generators is reflective of current material costs and provides a higher gross profit than 2kW generator sets sold to the Government under the Company's prime contract on which the gross profit has diminished over time due to material costs rising faster than price increases allowed in the contract, as described above.

Selling, General and Administrative Expenses
============================================
Selling, General and Administrative expenses for the three months ended December 31, 2009 were $417,855 or 17% of revenue compared to $460,898 or 16% of revenue for the three month period ended December 31, 2008. The most significant reductions in expense were for business development expense (including consulting expenses), recruiting expenses, temporary help, education expense and general corporate expense. These reductions were partly offset by increased legal and professional fees and increased general marketing expense.

Selling, General and Administrative expenses for the six-months ended December 31, 2009 were $841,873 or 18% of revenue. For the six-months ended December 31, 2008, Selling, General and Administrative expenses totaled $965,153 or 19% of revenue. As with the three-month period above, expenditures for the six-month period ended December 31, 2009 were lower when compared with the same period last year primarily due to the same factors.

Interest Expense
================
The Company had a negative interest expense of $177 in the three month period ended December 31, 2009 as a result of an adjustment to interest charged on the Company's line of credit during the previous quarter of fiscal 2010. The Company had no interest expense in the three month period ended December 31, 2008.

For the six-month period ended December 31, 2009 the Company recorded interest expense of $1,387 while the Company had no interest expense in the same six-month period ended December 31, 2008.



Other Expense/Income - Net
=========================
Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $1,217 for the three months ended December 31, 2009 resulted from a gain on the sale of an asset of $2,500 and interest income of $30 partly offset by bank fees and other charges of $1,313.

Other expense of $2,747 for the three months ended December 31, 2008 was comprised of bank fees of $1,967 and State and Local Use Tax of $1,625 partly offset by miscellaneous income of $845.

Other expense of $4,803 for the six months ended December 31, 2009 was comprised of franchise taxes of $4,409 and bank fees of $3,295 partly offset by a gain on the sale of an asset of $2,500 and interest income of $401.

Other expense of $4,022 for the six months ended December 31, 2008 was comprised of bank fees of $3,309 and State and Local Use Tax of $1,625 partly offset by miscellaneous income of $912.

Net Loss/Income before income taxes
===================================
Net income before income taxes for the three months ended December 31, 2009 was $16,440 and for the three months ended December 31, 2008 net income was $359,704.

Results for the second quarter of fiscal year 2010 decreased when compared to the same period in fiscal year 2009 primarily due to the lower gross profit resulting from lower revenues and less favorable product mix for the quarter which was partly offset by lower Selling, General and Administrative expenses as discussed above.

Net loss before income taxes for the six-month period ended December 31, 2009 was $50,543. For the same period in 2008 net income before income taxes was $379,073.

Results for the six-month period ended December 31, 2009 decreased when compared to the same period in fiscal year 2009 primarily due to the same factors cited above for the three month period ended December 31, 2009.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $806,000 and $234,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2012. In the six month period ended December 31, 2009 these federal and state net deferred tax assets increased by approximately $17,000 and $5,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources
===============================
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000. The prior line of credit expired on February 28, 2007 and was replaced in April 2009, as described in Note 10 of the Notes to Financial Statements of the Company's 2009 Form 10-K. During the first quarter of fiscal 2010 the Company borrowed $250,000 against this line of credit, which it repaid during that quarter.

As of December 31, 2009, the Company had no material capital expenditure commitments. Management believes that the Company's current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At December 31, 2009, the Company's working capital was $2,409,145 compared to $2,611,184 at December 31, 2008.

The ratio of current assets to current liabilities was 4.10 to 1 at December 31, 2009 and 3.30 to 1 at December 31, 2008.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                       Six Months ended December 31,
                                        2009               2008

Net Cash Provided by(used in)
  Operating activities                 $  414,525        $  248,314
  Investing activities                     (4,561)          (26,509)
  Financing activities                         --                --


Operating Activities:
====================
Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash provided by operating activities in the six-month period ended December 31, 2009 was comprised primarily of net loss before depreciation and amortization, decreases in contract costs and estimated related profits in excess of applicable billings, inventories, and prepaid expense and an increase in customer deposits, which were partly offset by decreases in accounts payable, accrued expenses, and accrued pension expenses.

Net cash provided by operating activities in the six-month period ended December 31, 2008 was comprised primarily of net income before depreciation and a decrease in accounts receivable, which were partly offset by increases in contract costs and estimated related profits in excess of billings and inventories, along with decreases in accounts payable, accrued expenses and accrued pension costs.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the six month period ended December 31, 2009 and December 31, 2008, the Company expensed $17,003 and $30,918 respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:
====================
During the first six months of fiscal 2010, net cash of $4,561 was used in investing activities. This net amount reflects the use of $15,061 for capital expenditures, principally for demonstration and test equipment, and the receipt of $10,500 from the sale of assets.

During the first six months of fiscal 2009, net cash of $26,509 was used in investing activities all of which was used for capital equipment.

Financing Activities:
====================
The Company did not use any cash in financing activities during the six month periods ended December 31, 2009 and 2008, respectively.

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

Since the Act was passed in June of 2004, the State repeatedly delayed promulgation of final regulations and a master plan. Originally expected in 2005, final regulations and a master plan were approved by Governor Corzine on September 5, 2008. At the same time the Governor issued executive order 114 further defining the framework by which the Highlands Council, other State agencies, and both county and municipal governments are to work together. The Company believes that a regulatory environment is now developing within which monetization of the land may be possible. In light of these recent events, the Company is actively assessing its options. However, no assurances can be given that the Company's efforts will be successful, that a satisfactory valuation will be achieved, or that resolution will be timely.

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























ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
================================================
The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2009, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.


Changes in Internal Control Over Financial Reporting
====================================================
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.





PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                  None


Item 4.  Submission of Matters to a Vote of Security Holders

On December 9, 2009, at the Company's annual meeting of shareholders, the following five directors were elected to serve for the ensuing year. Set forth below are the number of votes cast for, or withheld with respect to, each such person (who were the Company's nominees for directors):






Name                           For            Withheld

John H.D. Dewey                1,179,866      16,850
James M. Link                  1,193,011       3,705
John B. Rhodes                 1,193,011       3,705
Nathaniel Roberts              1,192,894       3,822
Ronald Tassello                1,193,011       3.705



Item 6.  Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE DEWEY ELECTRONICS CORPORATION




                              /s/ John H.D. Dewey
Date:  February 12, 2010      John H.D. Dewey
                              President and Chief Executive Officer




                             /s/ Stephen P. Krill
Date:  February 12, 2010     Stephen P. Krill
                             Treasurer

















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