Form 10-Q
period 2010-03-31
DEWEY ELECTRONICS CORP
filed 2010-05-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2010


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

                                       1



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,362,031 at May 13, 2010.



                                    2



THE DEWEY ELECTRONICS CORPORATION


INDEX

                                                                 Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         March 31, 2010(unaudited) and June 30, 2009                 4

         Condensed Statements of Operations -
         Three and Nine-months Ended March 31, 2010
         and 2009 (unaudited)                                        5

         Condensed Statements of Cash Flows for
         the Nine-months Ended March 31, 2010
         and 2009 (unaudited)                                        6

         Notes to Condensed Financial Statements (unaudited)         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 13

Item 4T. Controls and Procedures                                    22

Part II  Other Information


Item 2.   Unregistered Sales of Equity Securities and Use
          of Proceeds                                             23

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                 23

Item 5.   Other Information                                       23

Item 6.   Exhibits                                                23


                                       3




PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                            MARCH 31,      JUNE 30,
                                              2010           2009
ASSETS:                                    (unaudited)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS               $  1,201,251    $  518,600
  ACCOUNTS RECEIVABLE                          536,485       984,711
  INVENTORIES                                1,181,845       775,321
  CONTRACT COSTS AND RELATED ESTIMATED
    PROFITS IN EXCESS OF BILLINGS               69,087     1,398,385
  PREPAID EXPENSES AND OTHER CURRENT
    ASSETS                                      61,525        50,662
                                           ___________    __________

      TOTAL CURRENT ASSETS                   3,050,193     3,727,679
                                           ___________    __________

PLANT, PROPERTY AND EQUIPMENT:
  LAND AND IMPROVEMENTS                        651,015       651,015
  BUILDING AND IMPROVEMENTS                  1,885,653     1,885,653
  MACHINERY AND EQUIPMENT                    3,206,756     3,227,794
  FURNITURE AND FIXTURES                       237,168       235,777
                                           ___________    __________
                                             5,980,592     6,000,239
Less accumulated depreciation                5,053,735     5,001,465
                                           ___________    __________
                                               926,857       998,774
                                           ___________    __________

DEFERRED COSTS                                  65,095        65,095
                                           ___________    __________

TOTAL ASSETS                              $4,042,145    $4,791,548
                                          ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                    $306,876      $765,251
  CUSTOMER DEPOSITS                            9,000            --
  ACCRUED EXPENSES AND OTHER LIABILITIES     274,825       267,340
  ACCRUED COMPENSATION AND BENEFITS
     PAYABLE                                 152,395       223,913
  ACCRUED PENSION COSTS                       48,559        59,439
                                          __________    __________
    TOTAL CURRENT LIABILITIES                791,655     1,315,943
                                          __________    __________

LONG-TERM PENSION LIABILITY                  352,095       352,095
                                          __________    __________


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
    authorized  250,000 shares, issued
    and outstanding-none,                        --             --
  Common stock, par value $.01;
    authorized 3,000,000 shares; issued
    1,693,397 at March 31, 2010 and
    June 30, 2009                            16,934         16,934
  ADDITIONAL PAID-IN CAPITAL              2,820,950      2,818,589
  RETAINED EARNINGS                         740,871        968,347
  ACCUMULATED OTHER COMPREHENSIVE LOSS     (193,332)      (193,332)
                                         __________    ___________
                                          3,385,423      3,610,538
LESS: TREASURY STOCK 331,366 SHARES
   at cost                                 (487,028)      (487,028)
                                         __________    ___________

  TOTAL STOCKHOLDERS' EQUITY              2,898,395      3,123,510
                                         __________    ___________
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $4,042,145     $4,791,548
                                         ==========     ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 4








THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                         THREE-MONTHS ENDED     NINE-MONTHS ENDED
                              MARCH 31,             MARCH 31,
                          2010        2009         2010        2009

REVENUES               $1,243,986  $3,195,421   $5,983,893  $8,399,681

COST OF REVENUES        1,020,251   2,675,717    4,962,638   6,531,729
                       __________   _________   __________  __________

GROSS PROFIT              223,735     519,704    1,021,255   1,867,952

SELLING,GENERAL &
  ADMINISTRATIVE          398,018     558,712    1,239,891   1,523,865
                        _________   _________   __________  __________

OPERATING INCOME/(LOSS)  (174,283)    (39,008)    (218,636)    344,087

   INTEREST EXPENSE            --          --        1,387          --

   OTHER (EXPENSE)- NET    (2,650)     (1,372)      (7,453)     (5,394)
                        _________   _________    _________  __________

INCOME/(LOSS) BEFORE
  INCOME TAXES           (176,933)    (40,380)    (227,476)    338,693

PROVISION FOR INCOME TAX       --          --           --          --
                         ________   _________    _________  __________

NET INCOME/(LOSS)       $(176,933)  $ (40,380)   $(227,476) $  338,693
                        =========   =========    =========  ==========




NET INCOME/(LOSS) PER
  COMMON SHARE-BASIC     $ (0.13)    $ (0.03)    $ (0.17)    $ 0.25
NET INCOME/(LOSS) PER
  COMMON SHARE-DILUTED   $ (0.13)    $ (0.03)    $ (0.17)    $ 0.25

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING:
   BASIC                 1,362,031  1,362,031  1,362,031  1,362,031
   DILUTED               1,362,031  1,362,031  1,362,031  1,363,511

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   5
THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                           NINE-MONTHS ENDED
                                               MARCH 31,
                                        2010          2009

CASH FLOWS FROM OPERATING
  ACTIVITIES
NET INCOME/(LOSS)                      $(227,476)    $338,693
                                       _________    _________
ADJUSTMENTS TO RECONCILE NET
  INCOME/(LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION                           78,978       82,139
   STOCK OPTION COMPENSATION EXPENSE       2,361        1,911
   GAIN ON SALE OF EQUIPMENT              (2,500)          --
   REDUCTION OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS                        --      (23,815)
   DECREASE IN ACCOUNTS RECEIVABLE       448,226      172,956
   (INCREASE) IN INVENTORIES            (406,524)     (63,123)
   DECREASE IN CONTRACT COSTS &
     RELATED ESTIMATED PROFITS IN
     EXCESS OF BILLINGS                1,329,298       65,909
   (INCREASE)/DECREASE IN PREPAID
      EXPENSES AND OTHER CURRENT
      ASSETS                             (10,863)      24,942
   INCREASE IN CUSTOMER DEPOSITS           9,000           --
   (DECREASE) IN ACCOUNTS PAYABLE       (458,375)    (163,591)
   (DECREASE) IN ACCRUED EXPENSES
     AND OTHER LIABILITIES               (64,033)    (181,091)
   (DECREASE) IN ACCRUED PENSION COSTS   (10,880)     (37,272)
                                       _________   __________
   TOTAL ADJUSTMENTS                     914,688     (121,035)
                                       _________   __________

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             687,212      217,658
                                       _________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY AND
  EQUIPMENT                              (15,061)     (38,017)
  PROCEEDS FROM SALE OF EQUIPMENT         10,500           --
                                       _________   __________
NET CASH USED IN INVESTING ACTIVITIES     (4,561)     (38,017)
                                       _________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:
SHORT TERM BORROWINGS                    250,000           --
REPAYMENT OF SHORT TERM BORROWINGS      (250,000)          --
                                       _________   __________


NET CASH USED IN FINANCING
  ACTIVITIES                                --           --
                                     _________    _________

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                          682,651      179,641


CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  518,600      205,122
                                    __________    _________


CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                     $1,201,251     $384,763
                                    ==========    =========


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

      INTEREST RECEIVED             $     409     $     259
      INTEREST PAID                 $   1,387     $      --

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2010, and the results of operations for the three-months and nine-months then ended and cash flows for the nine-months then ended. The results of operations and cash flows for the period ended March 31, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2010.

As of March 31, 2010, there have been no material changes to any of the significant accounting policies described in our 2009 Form 10-K.

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

Income Taxes
------------
Under the asset and liability method of accounting for taxes under ASC Topic 740, "Income Taxes", deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

2.  Accounting Standards Updates
--------------------------------
In June 2009, the FASB issued its final Statement of Financial Accounting Standards ("SFAS") No. 168 - The Accounting Standards Codification ("ASC") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

Accounting Standards Updates Not Yet Effective
----------------------------------------------
In October 2009, an update was made to "Revenue Recognition - Multiple Deliverable Revenue Arrangements." This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's financial position and results of operations when it becomes effective.

Other Accounting Standards Updates not effective until after March 31,2010 are not expected to have a significant effect on the Company's financial position or results of operations.

3.  Inventories
---------------
Inventories consist of:

                             March 31, 2010       June 30, 2009

Finished Goods                 $45,652               $38,410
Work In Progress               761,585               144,493
Raw Materials                  374,608               592,418
                              ________              ________
Total                       $1,181,845              $775,321
                            ==========              ========

The increase in Work In Process reflected above is the result of the Company having produced approximately $500,000 of 2kW generator assemblies and sub-assemblies for inventory in anticipation of additional orders for delivery under its prime contract with the US Army. See Note 7 - Recent Events in the Notes to the Financial Statements section of this Quarterly Report.

4.  Taxes on Income
-------------------
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $866,000 and $250,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2012. In the nine month period ended March 31, 2010 these federal and state net deferred tax assets increased by approximately $78,000 and $21,000, respectively, as a result of a net loss for the nine month period.

5.  Earnings/(Loss) Per Share
-----------------------------
Net income (loss) per share has been presented pursuant to ASC Topic 260, "Earnings per Share". Basic net income (loss) per share is computed by dividing reported net income (loss) available to common shareholders by weighted average shares outstanding for the period. Diluted net income
(loss) per share is computed by dividing reported net income (loss) available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect as a result of the Company's net loss or the price of the options being greater than the market price of shares of the Company's stock. For the three-months ended March 31, 2010 and March 31, 2009, the number of shares excluded from the calculation were 40,700 and 25,200 respectively.

For the nine-month period ended March 31, 2010 and March 31, 2009, the number of shares excluded from the calculation were 40,700 and 16,000 respectively.



                                 Three-months Ended March 31,
                          2010                          2009
                                         Per                        Per
                      Income/  Shares    Share    Income/   Shares  Share
                      (loss)             Amount   (loss)

Basic
 net
 income/
 (loss)
 Per
 Common
 Share             $(176,933) 1,362,031  $(.13)  $(40,380)1,362,031  $(.03)

Effect
 Of
 dilutive
 Securities              --         --      --         --       --      --
                   _________  _________  ______  _________ ________  _____

Diluted
 Net
 income/
 (loss)
 Per
 Common
 Share             $(176,933) 1,362,031  $(.13)  $(40,380) 1,362,031 $(.03)
                   =========  =========  =====   ========  ========= =====









                             Nine-months Ended March 31,
                           2010                    2009
                                        Per                        Per
                    Income/  Shares     Share   Income/  Shares    Share
                    (loss)              Amount  Loss               Amount

Basic
 net
 income/
 (loss)
 Per
 Common
 Share            $(227,476) 1,362,031  $(.17)  $338,693 1,362,031 $.25

Effect
 Of
 dilutive
 Securities              --         --     --        --      1,480   --
                  _________ __________  _____   _______  _________  ___

Diluted
 net
 income/
 (loss)
 per
 common
 share           $(227,476) 1,362,031  $(.17)  $338,693 1,363,511 $.25
                 =========  =========  =====   ======== ========= ====

6.  Stock Option Plan
---------------------
On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees. Incentive stock options have been granted under the plan with an exercise price no less than fair market value of the stock on the date of grant. Outstanding options generally are exercisable for ten years from the date of grant, except for two grants totaling 4,800 options which are exercisable for a 5-year term. Outstanding options have expiration dates ranging from September 12, 2010 to March 30, 2020.

The following disclosures are based on stock options granted to employees of the Company in the second quarter of fiscal 2009 (quarter ended December 31,
2008) and the third quarter of fiscal 2010 (quarter ended March 31, 2010). For the three months ended March 31, 2010, the Company recorded no stock option compensation expense (as the options were granted on the last day of the quarter), compared to stock option compensation expense of $1,470 for the three months ended March 31, 2009. For the nine months ended March 31, 2010, the Company recorded stock option compensation expense of $2,361 compared to stock option compensation expense of $1,911 for the nine month period ended March 31, 2009.
                                          10



For the full fiscal year ending June 30, 2010, the Company expects approximately $8,868 in stock option compensation expense based on stock options already granted and assuming no further option grants during the remainder of the fiscal year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants (if any) during the remainder of the year as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

The Company used its historical stock price volatility to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and eight years. The expected dividend yield is based on the Company's practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following weighted average assumptions were used in the valuation of stock options granted in the third quarter of fiscal 2010 and the second quarter of fiscal 2009.


                                 March 31, 2010      December 31, 2008
Expected dividend yield                 --                 --
Expected volatility                   70.4%              63.8%
Risk-free interest rate                3.52%              1.87%
Expected life in years                 6.5                6.7

Based on the assumptions in the table above, the grant date fair value of stock options granted in the third quarter of fiscal 2010 was $26,029.

Based on the assumptions in the table above, the grant date fair value of stock options granted in the second quarter of fiscal 2009 was $5,704.

Stock option transactions for the Company's employee stock option plans for the three and nine months ended March 31, 2010 are as follows:











                                     March 31, 2010

                           Three Months          Nine Months
                                  Weighted             Weighted
                                  Average              Average
                          Shares  Exercise   Shares    Exercise
                                  Price                Price

Beginning balance         24,700   3.12      25,200    3.09
Granted                   16,000   2.30      16,000    2.30
Exercised                     --     --          --      --
Cancelled or expired          --     --        (500)   1.60
Ending balance            40,700   2.80      40,700    2.80
Options exercisable at
  end of period           24,700   3.12      24,700    3.12


7.  Recent Events
-----------------
Request for Equitable Adjustment of Prime 2kW Contract
------------------------------------------------------
On April 15, 2010 the Company was informed that its formal request for a pricing modification to its prime contract with the United States Army for the production of 2kW diesel generators had been denied. The request was based on the increased costs that the Company has experienced over the past several years for raw materials used in the production of these generators. This development is not expected to have a material adverse impact on the Company's operations. The Company has 60 days to file an appeal of this determination and is currently evaluating its options. If such an appeal were made, there can be no assurance that it would be successful, or if successful, the timing thereof.

Receipt of Delivery Order
-------------------------
On April 21, 2010 the Company received a delivery order for its 2kW diesel operated Military Tactical Generators (MTG) in the amount of approximately $4.5 million.

This order was made under the Company's prime contract referred to above, a 10 year indefinite-delivery/indefinite quantity contract awarded in September 2001 by the U.S. Army, CECOM, Fort Monmouth, NJ. The delivery order is for both the AC and DC versions of the generator with shipments scheduled to begin in April 2010 and expected to continue for approximately one year.

Renewal of Line of Credit
-------------------------
The Company has a $500,000 line of credit with TD Bank, NA. On May 11, 2010, the Company received a notice from the Bank informing the Company that the Bank had extended this line of credit to October 31, 2011. Except for the new expiration date, the terms of the line of credit were not affected by the extension.


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

Revenues for the third quarter of fiscal year 2010, the three month period ended March 31, 2010, were $1,951,435 lower when compared to same period in 2009. The reduction in revenues was primarily attributable to reduced revenue recognized from the production of 2kW generator sets for delivery both to the U.S. Army under the Company's prime contract and to other Department of Defense contractors. As discussed below, the Company believes that the delay in signing of the Defense Appropriations Bill and subsequent delay in the Government's issuance of new delivery orders resulted in the Company receiving no new delivery orders for 2kW generators during the quarter ended March 31, 2010. Such delivery orders are traditionally received by the Company in the second or third quarter of the fiscal year. (A new order has been received in the fourth fiscal quarter. See Note 7 - Recent Events in the Notes to the Financial Statements section of this Quarterly Report. During this three month period revenues from both research and development contracts and the Company's replacement parts business also declined when compared to the same three month period in fiscal 2009.

For the three months ended March 31, 2010 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 81% of revenues compared to approximately 83% in the third quarter of fiscal year 2009 (quarter ended March 31, 2009). The Company's research and development contracts provided approximately 5% of revenues in the third quarter of fiscal 2010, and approximately 6% of revenues in the third quarter of fiscal 2009. Replacement parts and other short-term business provided approximately 14% of revenues in the third quarter of fiscal year 2010 and approximately 11% of revenues in the same period of fiscal 2009.

Revenues for the nine-month period ended March 31, 2010 were $2,415,788 lower when compared to the same period in 2009. This decline is attributable to the reduction in revenue recognized on 2kW generator sets in the third fiscal quarter as noted above, and a reduction in revenues from customer sponsored research and development as well as reduced revenues from replacement parts and other short-term business.

During the nine-month period ended March 31, 2010 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 87% of revenues compared to approximately 76% in the same period in 2009. The Company's research and development contracts provided approximately 3% of revenues during the nine-month period ended March 31, 2010, versus approximately 15% in the same period in 2009. Replacement parts and other short-term business provided approximately 10% of revenues in the nine-month period ended March 31, 2010, and approximately 9% of revenues in the same period in 2009.

In March 2007, the Company was awarded three related research and development sub-contracts, in the aggregate amount of up to approximately $230,400, to research and develop electronic controls for diesel fuel cell reformers.
Work on these sub-contracts began in the first quarter of fiscal year 2008(quarter ended September 30, 2007) and was substantially completed in the third quarter of fiscal 2010. In April 2009 the Company was notified that an additional option in one of the original sub-contracts above had been funded in an amount up to $197,183. Work on this option phase of the sub-contract was substantially completed during the third quarter of fiscal 2010. (No assurances can be given that the research and development services provided by the Company over the term of these sub-contracts will equal the full amounts set forth above.) No assurances can be given that the Company will receive any future production orders as a result of these sub-contracts or that the Company will be awarded any additional research and development contracts or sub-contracts.

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

The aggregate value of the Company's backlog of sales orders was $0.6 million on March 31, 2010 and $7.4 million on March 31, 2009. It is estimated that most of the present backlog will be billed during the next 3 months and be substantially recognized as fiscal year 2010 revenues.

The Company believes that the delay in signing of the Defense Appropriation Bill until late December 2009 and subsequent delay in the Government's issuance of new delivery orders resulted in the Company receiving no new delivery orders for 2kW generators during the fiscal quarter ended March 31, 2010 as well as a reduction in new orders for replacement parts. As a result the Company's backlog has been substantially reduced. In April 2010 the Company received a new delivery order for 2kW generator sets under its prime contract with the U.S. Army in the amount of approximately $4.5 million. (See
Note 7 - Recent Events in the Notes to the Financial Statements section of this Quarterly Report.) No assurance can be given that the Company will receive any future delivery orders under this contract or, in the event of such orders, the timing thereof.

Gross Profit
------------
The Company earned a gross profit of $223,735 (which was 18% of revenues) for the three months ended March 31, 2010 compared to a gross profit of $519,704 (which was 16% of revenues) for the same period in 2009.

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs. Gross profit was lower in the third quarter of fiscal 2010 when compared to the same period in fiscal 2009 due to the reduced level of revenues as noted above under "Results of Operations - Revenues". Gross profit as a percentage of revenues increased when compared to the same period last year as a result of a shift in product mix in favor of more profitable replacement parts and other short term business and the production of generator assemblies and sub-assemblies for inventory which absorbed some fixed overhead that otherwise would have been absorbed by products shipped during the quarter. The overhead absorbed into inventory will be recognized as part of the cost of goods sold when the generator assemblies are recognized as revenue in future periods.

Gross profit in the third quarter of fiscal 2010 continued to be impacted by accumulated increases in costs related to metals and transportation for components for the 2kw generator set product line. The Company's 10-year indefinite delivery, indefinite quantity prime contract for generator sets with the U.S. Army, awarded in 2001 allows for a small annual increase in selling price. Gross profit has been reduced as a result of costs increasing faster than the selling price. The Company's efforts to obtain from the Government a pricing modification under the contract have so far proven unsuccessful. (See Note 7 - Recent Events in the Notes to the Financial Statements section of this Quarterly Report.)

For the nine-month period ended March 31, 2010 the Company's gross profit was $1,021,255 (which was 17% of revenues) compared to a gross profit of $1,867,952 (which was 22% of revenues) for the nine-month period ended March 31, 2009.

As with the three month period described above these lower results are due to reduced revenue from the production of 2kW generator sets as well as a decrease in revenues from customer sponsored research and development projects. The decrease in gross profit as a percentage of sales is attributable to a shift in product mix with research and development efforts accounting for a lower proportion of revenues in the first nine months of fiscal 2010 and 2kW generator sets accounting for a higher proportion of revenues when compared to the same period in fiscal 2009.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses for the three months ended March 31, 2010 were $398,018 or 32% of revenue compared to $558,712 or 17% of revenue for the three month period ended March 31, 2009. The most significant reductions in expense were for business development expense, amortization of licensing fees, and general corporate expense. These reductions were partly offset by increased legal and professional fees and increased general marketing expense.

Selling, general and administrative expenses for the nine-months ended March 31, 2010 were $1,239,891 or 21% of revenue. For the nine-months ended March 31, 2009, selling, general and administrative expenses totaled $1,523,865 or 18% of revenue. As with the three-month period above, expenditures for the nine-month period ended March 31, 2010 were lower when compared with the same period last year primarily due to reductions in business development expense (including consulting expenses), amortization of licensing fees, salaries and incentives, and general corporate expense. These reductions were partly offset by increased legal and professional fees and increased general marketing expense.

Interest Expense
----------------
The Company had no interest expense in the three month periods ended March 31, 2010 and 2009 respectively.

For the nine-month period ended March 31, 2010 the Company recorded interest expense of $1,387 while the Company had no interest expense in the same nine-month period ended March 31, 2009.

Other Expense/Income - Net
--------------------------
Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $2,650 for the three months ended March 31, 2010 resulted from franchise taxes of $ 1,187 and bank fees and other charges of $1,463.

Other expense of $1,372 for the three months ended March 31, 2009 was comprised of bank fees of $1,423 and franchise taxes of $219 partly offset by miscellaneous income of $270.

Other expense of $7,453 for the nine months ended March 31, 2010 was comprised of franchise taxes of $5,596 and bank fees of $4,766 partly offset by a gain on the sale of an asset of $2,500 and interest income of $409.

Other expense of $5,394 for the nine months ended March 31, 2009 was comprised of bank fees of $4,732 and state and local taxes of $1,844 partly offset by miscellaneous income of $1,182.

Net Loss/Income before income taxes
-----------------------------------
Net loss before income taxes for the three months ended March 31, 2010 was $176,933 and for the three months ended March 31, 2009 net loss was $40,380.

Results for the third quarter of fiscal year 2010 decreased when compared to the same period in fiscal year 2009 primarily due to the lower gross profit resulting from lower revenues for the quarter which was partly offset by lower selling, general and administrative expenses as discussed above.

Net loss before income taxes for the nine-month period ended March 31, 2010 was $227,476. For the same period in 2009 net income before income taxes was $338,693.

Results for the nine-month period ended March 31, 2010 decreased when compared to the same period in fiscal year 2009 primarily due to lower revenues and less favorable product mix, which was partly offset by lower selling, general and administrative expenses as discussed above.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $866,000 and $250,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2012. In the nine month period ended March 31, 2010 these federal and state net deferred tax assets increased by approximately $78,000 and $21,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources
-------------------------------
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000, described under "Financing Activities" below. During the first quarter of fiscal 2010 the Company borrowed $250,000 against this line of credit, which it repaid during that quarter.

As of March 31, 2010, the Company had no material capital expenditure commitments. Management believes that the Company's current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At March 31, 2010, the Company's working capital was $2,258,538 compared to $2,588,147 at March 31, 2009.

The ratio of current assets to current liabilities was 3.85 to 1 at March 31, 2010 and 3.25 to 1 at March 31, 2009.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                  Nine Months ended March 31,
                                   2010              2009

Net Cash Provided by(used in)
  Operating activities             $  687,212        $  217,658
  Investing activities                 (4,561)          (38,017)
  Financing activities                     --                --


Operating Activities:
--------------------
Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash provided by operating activities in the nine-month period ended March 31, 2010 was comprised primarily of net loss before depreciation and amortization, decreases in contract costs and estimated related profits in excess of applicable billings and accounts receivable and an increase in customer deposits, which were partly offset by decreases in accounts payable, accrued expenses, and accrued pension expenses and increases in inventory and prepaid expense.

Net cash provided by operating activities in the nine-month period ended March 31, 2009 was comprised primarily of net income before depreciation and decreases in accounts receivable, contract costs and estimated related profits in excess of billings and prepaid expenses, which were partly offset by an increase in inventories, along with decreases in accounts payable, accrued expenses and accrued pension costs.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the nine month period ended March 31, 2010 and March 31, 2009, the Company expensed $72,055 and $108,788, respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:
--------------------
During the first nine months of fiscal 2010, net cash of $4,561 was used in investing activities. This net amount reflects the use of $15,061 for capital expenditures, principally for demonstration and test equipment, and the receipt of $10,500 from the sale of assets.

During the first nine months of fiscal 2009, net cash of $38,017 was used in investing activities all of which was used for capital equipment.

Financing Activities:
--------------------
The Company did not use any cash in financing activities during the nine month periods ended March 31, 2010 and 2009, respectively.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA. (See Note 10 of the Notes to Financial Statements in the Company's 2009 Form 10-K). On May 11, 2010, the Company received a notice from the Bank informing the Company that the Bank had extended this line of credit to October 31, 2011. (See Item 5 (Other Information) in Part II of this Quarterly Report.) As of the date of this Quarterly Report the Company has no outstanding debt against this line of credit. The Company does not regard this credit facility as vital to its continued operations.

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

Accounting Standards Updates
----------------------------
Refer to Note 2 - Accounting Standards Updates in the Notes to the Financial Statements section of this Quarterly Report.

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

Two contracts with the U.S. Department of Defense to develop generators as auxiliary power units for vehicles are examples of the second strategic objective, expanding into related power markets. The contract for the Logistics Vehicle Power Supply "LVPS" (described under "Results of Operations
- Revenues" above) utilizes the Company's core expertise in compact and highly reliable diesel engine power generation. The contract to develop a prototype 'idle reduction' system consisting of an environmental control unit and diesel generator builds on the Company's accomplishments with vehicle mounted auxiliary power units and management believes it will allow the Company to further expand into related power applications while increasing its technology base. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under three related customer funded research and development sub-contracts where the Company will design and prototype electronic controls for diesel fuel cell systems (See "Results of Operations - Revenues" above).

In the near term, continued growth in profitability and broadening the line of product offerings are the Company's primary objectives. The development contracts, and the customer-funded research and development sub-contracts, described above contribute to this goal. The Company is continuing to pursue possible partnering and sub-contracting relationships with other companies and defense contractors that leverage the Company's current expertise and technology in generators and auxiliary power units.




ITEM 4T.	Controls and Procedures
-----------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2010, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.


Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

(a)  On May 11, 2010, the Company received a notice from TD Bank,
NA informing the Company that the Bank had extended term of the Company's $500,000 line of credit to October 31, 2011. As of the date of this Quarterly Report, the Company has no outstanding debt against this line of credit. The terms of the line of credit are otherwise unchanged and provide among other things for an annual interest rate on borrowings equal to the Bank's prime rate plus one (1.00) percent with a minimum interest rate of 4.25% and are subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the line of credit are secured by a first lien on all of the Company's accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company's real property.

Item 6.  Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE DEWEY ELECTRONICS CORPORATION




                             /s/ John H.D. Dewey
Date:  May 13, 2010          John H.D. Dewey
                             President and Chief Executive Officer




                            /s/ Stephen P. Krill
Date:  May 13, 2010         Stephen P. Krill
                            Treasurer











THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.



Number


10.1 Letter from TD Bank dated May 10, 2010, extending line of credit


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



