Form 10-K
period 2010-06-30
DEWEY ELECTRONICS CORP
filed 2010-09-27
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
__
|X|           ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended June 30, 2010.

__
|    |           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from                to                 .

Commission file number 0-2892

THE DEWEY ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	13-1803974
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

27 Muller Road, Oakland, New Jersey	07436
(Address of principal executive offices)	Zip Code

201-337-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ___ Yes        X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ____Yes        X    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X    Yes    ___ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X   Yes     ____ No.

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

Large accelerated filer ___                                                                                                           Accelerated filer  ___

Non-accelerated filer ___                                                                                                             Smaller reporting company     X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ___   No    X   .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,819,522 at December 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 1,362,031 shares of common stock, par value $.01 per share, at September 21, 2010.

Documents Incorporated by Reference

Portions of the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

THE DEWEY ELECTRONICS CORPORATION

BACK

PART I

Item 1.          BUSINESS

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955.  Located in Oakland New Jersey, the Company is a systems oriented military electronics development, design and manufacturing organization with a focus on compact diesel power generation solutions.  The Company’s principal products are electronic and electromechanical systems manufactured for the Armed Forces of the United States, which the Company provides as a prime contractor or as a subcontractor for the Department of Defense.  Although the Company has manufactured and sold commercial snowmaking equipment and related spare parts to the leisure and recreation industry, in recent years the business has not provided a significant portion of the Company’s revenues.

Approximately 68% of the Company’s revenues are derived from the production of a 2kW diesel operated tactical generator set under a long-term prime contract with the Department of Defense. Other Government contracts and orders from other defense contractors for small diesel generator sets account for approximately 15% of revenues with the balance of revenues coming from research and development contracts and orders for spare parts and other electro-mechanical systems. Included in this other business is speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders.  Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor.  Prior to its current long-term Government contract to produce 2kW generator sets, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997.  Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002.  Deliveries were made to the various branches of the Armed Forces of the United States.

A new contract was awarded in September 2001 to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set.  This contract is a ten-year indefinite delivery, indefinite quantity contract which replaces the initial contract awarded in 1996.  The total amount of orders under the September 2001 contract placed through September 3, 2010 amount to approximately $40 million.  Deliveries of orders currently in-house are scheduled to continue through fiscal year 2011.  This contract allows for the U.S. Army to place annual production orders and to place additional interim orders until the end of August 2011 when the contract expires.  Production traditionally occurs six to twelve months after the receipt of an order. The Company anticipates that the Government will continue to require these generators and that a new contract will be put out to bid before August 2011.  However, no assurances can be given that the Company will be awarded the new contract, or that further orders will be placed or, if placed, the timing and amount of such orders.

Revenues from research and development are derived primarily from various prime contracts with the Department of Defense and sub-contracts with other prime contractors with the Department of Defense.  In an effort to respond to Government requirements the Company has designed, integrated and tested diesel generator sets in the two to ten kilowatt power range.  Since 2007 the Company has also received sub-contracts to develop military-grade control systems for diesel based fuel cell reformers.  However, no assurances can be given that the Company will be awarded any additional research and development contracts or sub-contracts or that the Company will receive production orders as a result of any such contracts or subcontracts that have been completed or are in currently in effect.

The Company’s primary sources of revenues include products with long manufacturing lead times.  Recognizing this, the Company has committed some of its resources to making a quantity of these products readily available by producing them for inventory and sales.  The Government sector has been ordering limited quantities of 2kW generator sets for specific uses pursuant to short-term orders independent of the Company’s 2kW contract.

BACK

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2010 and 2009, the Company expensed $104,671 and $113,735, respectively, of research and development costs.  Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company.  In addition, there are no material capital expenditures anticipated for environmental compliance.

As of September 17, 2010 the Company had a work force of 30 employees, all of whom were fulltime employees of the Company.  Fluctuations in the work force during the year generally result from uneven contract requirements and variations in the mix of products.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2010 the Company had one development sub-contract for which it recognized revenues on a time and material basis. During the fiscal year ended June 30, 2009 the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method.  In this sub-contract, revenue was recorded with the successful completion of each milestone in accordance with the contract terms.  The sub-contract was completed in January 2009.

The Company uses the percentage-of-completion method to recognize revenues for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods.  Revenues and earnings for all other orders for replacement parts (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

BACK

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

Historically, our revenues from our Government defense business have been dependent upon single programs.  Currently, our primary program is with the U.S. Army to provide diesel operated generator sets.  On September 7, 2001, we were awarded a ten year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense agencies with 2kW diesel operated generator sets.  The amount of orders received under this contract is approximately $40 million through September 3, 2010.  Our contract allows for the U.S. Army to place annual production orders and to place additional interim orders until the end of August 2011 when the contract expires.  We anticipate that the Government will continue to require these generators and that a new contract will be put out to bid before August 2011.  However, no assurances can be given that the Company will be awarded the new contract, or that further orders will be placed or, if placed, the timing and amount of such orders.

We continue to explore additional sources of revenue to reduce our dependence on the 2kW program but cannot give any assurances that these efforts will be successful or, if successful, when they will be achieved.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Strategy for additional information regarding Company strategy.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its 2kW generator products.  During fiscal year 2010, two of these suppliers accounted for 29.1% and 22.1% of material purchases, respectively.  See Note 1-B of the Notes to the Financial Statements.  We purchase these components pursuant to purchase orders and do not have long-term contracts with any of these vendors.  While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations.  However, we cannot give any assurances that these four sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

Risks Associated with Government Defense Contracting; Competition

The Government defense business is subject to changes in military procurement policies and objectives and to Government budgetary constraints.  Periods of heightened national security and war, as well as changes in the Congress and/or the White House, have often introduced new priorities and demands, external delays, and increased uncertainty into the defense contracting marketplace.  In addition, the Department of Defense budgeting process has an extended timeframe.  The process of including expenditures in this budget could take a minimum of 12 to 24 months.

Approval of the Department of Defense budget does not guarantee that budgeted expenditures will actually be made and, in particular, that we will receive an award or order for a product.  Among other things, we bid for this business in competition with many defense contractors, including firms that are larger in size and have greater financial resources than we have.  Moreover, we now believe that there has been competition in part of the market for generator sets, from a larger 3kW generator set that operates more quietly than our 2kW model.  However, this 3kW

BACK

generator set does not compete in the ‘man-portable’ segment of the market since it is twice as heavy.

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

As described further in Note 10 of the Notes to the Financial Statements, the Company has a line of credit with TD Bank, NA.  As of the date of this Annual Report the Company has no outstanding borrowings against this line of credit.  Any loans drawn under the line of credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property.

Item 3.                      LEGAL PROCEEDINGS

There are no material pending legal or environmental proceedings against or in favor of the Company.

Item 4.                      (RESERVED)

BACK

PART II

Item 5.                    MARKET FOR REGISTRANTS’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded over-the-counter under the symbol "DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

  Quarterly Common Stock Price Range

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
1st Quarter	2.65	1.68	3.25	2.51
2nd Quarter	2.69	2.00	2.50	1.55
3rd Quarter	2.25	2.00	2.50	1.40
4th Quarter	2.59	2.01	1.75	1.60

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2010 and 2009.  The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 21, 2010 was 375.

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

Revenues

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2010 the Company had one development sub-contract for which it recognized revenues on a time and material basis. During the fiscal year ended June 30, 2009 the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method.  In this sub-contract, revenue was recorded with the successful completion of each milestone in accordance with the contract terms.  The sub-contract was completed in January 2009.

The Company uses the percentage-of-completion method to recognize revenues for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods.  Revenues and earnings for all other orders for replacement parts (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Revenues in fiscal year 2010 were $2,694,163 lower when compared to fiscal year 2009.  The lower revenues were due to decreased production of generator sets, principally for delivery to other defense contractors outside of the Company’s prime contract with the U.S. Army, and a reduction in customer funded research and development. Revenues for replacement parts and short-term orders were higher in fiscal 2010 than they were in fiscal 2009.

In fiscal year 2010, production efforts to provide the Armed Forces with 2kW and 3.5 kW diesel operated generator sets provided approximately 83% of revenues compared to approximately 80% in fiscal year 2009.  The Company’s research and development contracts provided approximately 2% of revenues in fiscal year 2010, and approximately 11% of revenues in fiscal year 2009.  Replacement parts and other short-term business including snowmaking equipment provided approximately 15% of revenues in fiscal year 2010 and approximately 9% of revenues in fiscal year 2009.

Revenues from research and development are derived primarily from various prime contracts with the Department of Defense and sub-contracts with other prime contractors with the Department of Defense.  In an effort to respond to Government requirements the Company has designed, integrated and tested diesel generator sets in the two to ten kilowatt power range.  Since 2007 the Company has also received sub-contracts to develop military-grade control systems for diesel based fuel cell reformers.  However, no assurances can be given that the Company will be awarded any additional research and development contracts or sub-contracts or that the Company will receive production orders as a result of any such contracts or subcontracts that have been completed or are in currently in effect.

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

The aggregate value of the Company’s backlog of sales orders was $3.1 million on June 30, 2010 and $5.1 million on June 30, 2009.  It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2011 revenues.

Gross Profit/(Loss)

Gross profit (loss) is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $1,313,313 for fiscal year 2010 compared to a gross profit of $2,093,671 for fiscal year 2009.  The reduction in gross profit was a  result of lower revenues (without a corresponding reduction in the Company’s fixed costs) and a less favorable product mix in fiscal year 2010. At the beginning of the Company’s fourth fiscal quarter ended June 30, 2010, the Company temporarily reduced operating hours by 10% in response to the reduced demand for its products. The Company resumed normal working hours in August 2010, during the first fiscal quarter of 2011.

Gross profit as a percentage of revenues in fiscal year 2010 decreased when compared to the same period last year as the result of a shift in product mix toward a higher proportion of 2kW generator sets produced for delivery under the Company’s 10-year indefinite delivery, indefinite quantity contract with the U.S. Army. This contract provides a lower margin than 2kW generator sets produced for delivery to other Government sub-contractors.  Although the contract allows for a small annual increase in selling price, costs have increased faster than the selling price.  See “Inflation” below.

At the end of fiscal 2009 the Company evaluated its business lines and made a decision to cease production of its Hedco snowmaking machines. As a result of this decision, in fiscal year 2009, the Company recorded a charge to cost of revenues of approximately $87,100 related to a reduction in the carrying costs of inventory held

BACK

related to this product. The Company continues to sell replacement parts for snowmaking machines sold in previous periods.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for fiscal 2010 were $1,607,297 or 19% of revenues compared to $1,931,645 or 17% of revenues in fiscal 2009.  The most significant decreases in expense were a reduction of $100,000 for technology licensing rights, a decrease in marketing and business development expense of approximately $114,000, reduced corporate operating expense of $77,000, a decrease in training and education expense of $40,000 and a decrease in compensation related expenses of $30,000, all of which were partially offset by an increase in legal and professional expense of approximately $38,000.

Interest Expense

The Company had interest expense of $1,387 in fiscal 2010 and no interest expense in fiscal 2009.

Other Income/(Expense) – Net

Amounts reported as other income represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $5,097 for fiscal year 2010 was comprised of bank charges of $4,621 and franchise taxes of $8,128, offset by interest income of $414 and miscellaneous income, primarily from the sale of scrap, of $4,738 and a gain on the sale of assets of $2,500.

Other expense of $19,080 for fiscal year 2009 was comprised of bank charges of $11,438, franchise and use taxes of $9,284, other expense of $110, interest income of $277 and miscellaneous income, primarily from the sale of scrap, of $1,475.

Net Income (Loss) Before Income Taxes

Net loss before income taxes for fiscal year 2010 was $300,468. For the year ended June 30, 2009 net income before income taxes was $142,946.

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

The income tax liability for fiscal year 2010 was $0 as a result of a net loss for the fiscal year for which a full valuation allowance has been established. In fiscal 2009 the Company’s income tax liability was $0 as a result of a utilization of tax credits and full valuation allowance earned in prior years.

Inflation

Historically, inflation and price changes have not had a material effect on net sales and revenues and on income from continuing operations.  Management does not believe that inflation and price changes in fiscal year 2010 had a material effect on net sales and revenues.  However, beginning in fiscal year 2006 and continuing through fiscal 2010, the 2kW generator set business experienced increased costs related to metals, transportation and foreign sourced components.  The 10-year prime contract for the generator sets with the Government, awarded in 2001, allows for a small annual increase in selling price.  Profits on generator sets produced under this contract have been reduced as a result of costs increasing faster than the selling price.

In April 2010 the Company was informed that its formal request for a pricing modification to this contract had been denied.  The request was based on the

BACK

increased costs that the Company has experienced over the past several years for raw materials used in the production of these generator sets. This development is not expected to have a material adverse impact on the Company’s operations. After evaluating its options and assessing the likelihood of a favorable outcome, the Company decided not to appeal this determination.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000, described under “Financing Activities” below.  During the first quarter of fiscal 2010 the Company borrowed $250,000 against its current line of credit, which it repaid during that quarter.

As of June 30, 2010, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At June 30, 2010, the Company’s working capital was $2,215,483 compared to $2,411,736 at June 30, 2009.

The ratio of current assets to current liabilities was 5.00 to 1 at June 30, 2010 and 2.83 to 1 at June 30, 2009.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Years ended June 30,
	2010	2009
Net Cash provided by(used in)
Operating activities	$ 266,973	$ 366,821
Investing activities	(8,062)	(53,343)
Financing activities	--	--

Operating Activities:

Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in fiscal year 2010 was comprised primarily of net loss before depreciation and amortization, decreases in inventory, contract costs and estimated related profits in excess of applicable billings and accounts receivable and prepaid expenses, which were partly offset by decreases in accounts payable, accrued expenses, and accrued pension expenses.

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

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2010 and 2009, the Company expensed $104,671 and $113,735, respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as incurred.

Investing Activities:

During fiscal year 2010, net cash of $8,062 was used in investing activities.  This net amount reflects the use of $18,562 for capital expenditures, principally for demonstration and test equipment, and the receipt of $10,500 from the sale of assets.

BACK

During fiscal year 2009, net cash of $53,343 was used in investing activities.  This amount was used for capital expenditures, principally for demonstration and test equipment.

Financing Activities:

The Company did not use any cash in financing activities in fiscal years 2010 and 2009, respectively.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA.  (See Note 10 of the Notes to Financial Statements in the Company’s 2009 Form 10-K).  On May 11, 2010, the Company received a notice from the Bank informing the Company that the Bank had extended this line of credit to October 31, 2011.  (See Item 5 (Other Information) in Part II of the Company’s Quarterly Report for the quarter ended March 31, 2010.)  As of the date of this Annual Report the Company has no outstanding debt against this line of credit.  The Company does not regard this credit facility as vital to its continued operations.

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

Accounting Standards Updates

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.”  This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements.  This update is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively.  The adoption of this update is not expected to have a material effect on the Company’s financial position or results of operations.

BACK

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method.  This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  This standard provides the criteria to be met for a milestone to be considered substantive which includes that performance consideration earned by achieving the milestone: a) be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement.  This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010.  Although management is still evaluating the impact of this standard, it does not expect the adoption of this standard to have a material impact on the Company’s financial position or the result of its operations.

Other Accounting Standards Updates not effective until after June 30, 2010 are not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company is focusing its efforts within the market for military compact diesel power generation on select product categories which management believes represent the best chances of successfully growing the Company’s business.  Although no assurances can be made that such a strategy will be successful, management believes that long-term growth can best be achieved by: 1) growing the Company’s market share in areas where the Company already has a strong presence, 2) expanding into related markets with existing products and capabilities, and 3) further taking advantage of the Company’s strengths by expanding into related product categories.

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

Two contracts in recent years with the U.S. Department of Defense to develop generators as auxiliary power units for vehicles are examples of the second strategic objective, expanding into related power markets. One contract for a Logistics Vehicle Power Supply “LVPS” (a diesel powered 3.5 kilowatt generator set providing power to equipment that protects against improvised explosive devices) utilized the Company’s core expertise in compact and highly reliable diesel engine power generation.  Another contract to develop a prototype ‘idle reduction’ system consisting of an environmental control unit and diesel generator built on the Company’s accomplishments with vehicle mounted auxiliary power units, and management believes it will allow the Company to further expand into related power applications while increasing its technology base.  In furtherance of the third strategic objective,

BACK

expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under a customer funded research and development sub-contract where the Company is designing and prototyping electronic controls for diesel fuel cell systems.

In the near term, a return to profitability and broadening the line of product offerings are the Company’s primary objectives.  The development contracts and subcontracts described above as well internal Company sponsored development efforts contribute to this goal.  The Company is continuing to pursue possible partnering and sub-contracting relationships with other companies and defense contractors that leverage the Company’s current expertise and technology in generators and auxiliary power units.

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2010 the Company had one development sub-contract for which it recognized revenues on a time and material basis. During the fiscal year ended June 30, 2009 the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method.  In this sub-contract, revenue was recorded with the successful completion of each milestone in accordance with the contract terms.  The sub-contract was completed in January 2009.

The Company has a defined benefit pension plan covering substantially all of its employees. FASB ASC 715, “Compensation – Retirement Benefits” provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plans. ASC 715 is effective for fiscal years ending after December 15, 2009. The initial application of ASC 715 did not have a material impact on the Company’s financial position or results of operations.

With regard to the Company’s pension plan, the Company has assumed, based upon high quality corporate bond yields, AA rated or higher, that its assumed discount rate will be 5.25% in 2010, versus an assumed discount rate of 6.25% in 2009.  The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.  The assumed long-term rate of return of 5.25% on assets is applied to the market-related value of plan assets at the end of the previous year.  This produces the expected return on plan assets that is included in annual pension income or expense for the current year.  The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods.  Since the value of the

BACK

Company’s pension assets at fiscal year-end 2010 was less than the accumulated pension benefit obligation, the Company recorded $173,810 as a non-cash adjustment to other comprehensive loss in stockholders’ equity and increased its long-term pension liability by $173,810.  In fiscal year 2009, the Company recorded $143,422 as a non-cash adjustment to other comprehensive loss in stockholders’ equity and increased its long-term pension liability by $143,422.  These changes to equity did not affect net income and are recorded net of deferred taxes.  See Note 7 of the Notes to Financial Statements for additional pension disclosures.

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

The Company reviews the carrying costs of its inventories and assesses whether the carrying costs of inventory items are likely to be recoverable. At the end of fiscal year 2010 the Company recorded a reduction in the carrying value of certain of its spare parts business of approximately $1,600 which was charged to cost of revenues. At the end of fiscal year 2009 the Company recorded a reduction in the carrying value of its snowmaking machine inventory of approximately $87,100 and a reduction in the carrying value of certain of its spare parts business of $9,500, both of which were charges to cost of revenues.

Under the asset and liability method of accounting for taxes under ASC Topic 740, “Income Taxes”, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

BACK

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	18-19
Financial Statements:
Balance Sheets, June 30, 2010 and 2009	20
Statements of Operations, Years Ended June 30, 2010, and 2009	21
Statements of Stockholders' Equity and Comprehensive Income/Loss, Years Ended June 30, 2010 and 2009	22
Statements of Cash Flows, Years Ended June 30, 2010, and 2009	23
Notes to the Financial Statements	24

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

BACK

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheet of The Dewey Electronics Corporation (the “Company”) as of June 30, 2010, and the related statements of operations, stockholders' equity and comprehensive income/loss and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP
September 24, 2010
New York, New York

BACK

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheet of The Dewey Electronics Corporation (the “Company”) as of June 30, 2009, and the related statements of operations, stockholders' equity and comprehensive income/loss and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation at June 30, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP
September 25, 2009
New York, New York

BACK

The Dewey Electronics Corporation
Balance Sheets

	June 30,
ASSETS:	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$777,511	$518,600
Accounts receivable	659,852	984,711
Inventories	553,472	775,321
Contract costs and related estimated profits in excess of billings	730,977	1,398,385
Prepaid expenses and other current assets	47,829	50,662

TOTAL CURRENT ASSETS	2,769,641	3,727,679

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,885,653	1,885,653
Machinery and equipment	3,189,648	3,227,794
Furniture and fixtures	257,777	235,777
	5,984,093	6,000,239
Less accumulated depreciation	(5,080,666)	(5,001,465)
	903,427	998,774

DEFERRED COSTS	65,095	65,095
TOTAL OTHER ASSETS	65,095	65,095

TOTAL ASSETS	$3,738,163	$4,791,548

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$91,187	$765,251
Accrued expenses and other liabilities	242,127	267,340
Accrued compensation and benefits payable	170,822	223,913
Accrued pension costs	50,022	59,439

TOTAL CURRENT LIABILITIES	554,158	1,315,943

LONG-TERM PENSION LIABILITY	525,905	352,095

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and
1,362,031 shares outstanding at June 30, 2010 and 2009	16,934	16,934
Additional paid-in capital	2,827,457	2,818,589
Retained earnings	667,879	968,347
Accumulated other comprehensive loss	(367,142)	(193,332)
	3,145,128	3,610,538
Less: Treasury stock, 331,366 shares at June 30, 2010 and 2009 at cost	(487,028)	(487,028)
TOTAL STOCKHOLDERS' EQUITY	2,658,100	3,123,510
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,738,163	$4,791,548
See notes to the financial statements.

BACK

The Dewey Electronics Corporation
Statements of Operations

	Years Ended June 30,
	2010	2009

Revenues	$8,424,936	$11,119,099

Cost of revenues	7,111,623	9,025,428

Gross profit	1,313,313	2,093,671

Selling, general and administrative expenses	1,607,297	1,931,645

Operating income/(loss)	(293,984)	162,026

Interest expense	1,387	--

Other expense – net	(5,097)	(19,080)

Income/(loss) before provision for income tax	(300,468)	142,946

Provision for income tax	--	--

Net income/(loss)	$(300,468)	$142,946

Net income/(loss) per common share - Basic	$(0.22)	$.10
Net income/(loss) per common share - diluted	$(0.22)	$.10

Weighted Average Shares Outstanding
Basic	1,362,031	1,362,031
Diluted	1,362,031	1,363,431
See notes to the financial statements.

BACK

The Dewey Electronics Corporation

Statements of Stockholders’ Equity and Comprehensive Income/Loss
Years ended June 30, 2010 and 2009.

					Accumulated
			Additional		Other	Treasury stock		Total
	Common	Stock	Paid-in	Retained	Comprehensive	at Cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance, June 30, 2008	1,693,397	$16,934	$2,815,245	$825,401	$(49,910)	331,366	$(487,028)	$3,120,642
Net Income	--	--	--	142,946	--	--	--	142,946

Other comprehensive loss net of tax:
Minimum pension liability
adjustment	--	--	--	--	(143,422)	--	--	(143,422)
Comprehensive Loss								(476)
Stock-based compensation	--	--	3,344	--	--	--	--	3,344
Balance, June 30, 2009	1,693,397	$16,934	$2,818,589	$968,347	$(193,332)	331,366	$(487,028)	$3,123,510
Net Income/(loss)	--	--	--	(300,468)	--	--	--	(300,468)

Other comprehensive loss net of tax:								--
Minimum pension liability adjustment	--	--	--	--	(173,810)	--	--	(173,810)
Comprehensive Loss								(474,278)
Stock-based compensation	--	--	8,868	--	--	--	--	8,868
Balance, June 30, 2010	1,693,397	$16,934	$2,827,457	$667,879	$(367,142)	331,366	$(487,028)	$2,658,100
See notes to financial statements

BACK

The Dewey Electronics Corporation
Statements of Cash Flows
Years ended June 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(300,468)	$142,946
Adjustments to reconcile net income/(loss) to net
Cash provided by operating activities:
Depreciation	105,909	115,368
Gain on sale of asset	(2,500)	--
Stock-based compensation expense	8,868	3,344
Provision for inventory reserve	1,603	96,614
Decrease in accounts receivable	324,859	482,344
Decrease/(Increase) in inventories	220,246	(17,545)
Decrease/(Increase) in contract costs and related estimated
profits in excess of billings	667,408	(307,855)
Decrease in prepaid expenses and other current assets	2,833	67,295
Decrease in accounts payable	(674,064)	(105,849)
Decrease in accrued expenses and other liabilities	(78,304)	(59,788)
Decrease in accrued pension costs	(9,417)	(50,053)

Total adjustments	567,441	223,875

Net cash provided by operating activities	266,973	366,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(18,562)	(53,343)
Proceeds from sale of assets	10,500	--
Net cash used in investing activities	(8,062)	(53,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowings	250,000	--
Repayment of short term borrowings	(250,000)	--

NET CASH USED IN FINANCING ACTIVITIES	--	--

NET INCREASE IN CASH AND CASH EQUIVALENTS	258,911	313,478

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	518,600	205,122

CASH AND CASH EQUIVALENTS AT END OF YEAR	$777,511	$518,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,387	$--
Interest received	$414	$277

See notes to the financial statements.

BACK

The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2010 and 2009

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

A.  Revenue Recognition

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s ten year, indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2010 the Company had one development sub-contract for which it recognized revenues on a time and material basis. During the fiscal year ended June 30, 2009 the Company had one development sub-contract to perform qualification tests for an EPA compliant engine for use with its 2kW generator sets on which it did not recognize revenue based on the percentage-of-completion method.  In this sub-contract, revenue was recorded with the successful completion of each milestone in accordance with the contract terms.  The sub-contract was completed in January 2009.

The Company uses the percentage-of-completion method to recognize revenues for its replacement parts business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods.  Revenues and earnings for all other orders for replacement parts (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

B.  Concentration Risks

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable.  The Company maintains accounts with financial institutions which exceed the current federally insured maximum of $250,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions.  The Company’s accounts receivable are principally with agencies of the United States Department of Defense.  These agencies accounted for 73.4% of the Company’s accounts receivable as of June 30, 2010. The Company also had an outstanding accounts receivable with one Department of Defense sub-contractor which accounted for 10.3% of the Company’s accounts receivable as of June 30, 2010.

Product Concentration Risk

The Company derives more than 80% of its revenues from the sale of 2kw portable electrical generator sets to various branches of the United States military under a long term contract and to other Department of Defense contractors.  The contract to

BACK

supply generator sets to the Department of Defense is for an indefinite delivery, indefinite quantity and is subject to the Government’s standard provision for termination at the convenience of the Government. This contract allows for the U.S. Army to place annual production orders and to place additional interim orders until the end of August 2011 when the contract expires.  Production traditionally occurs six to twelve months after the receipt of an order. The Company anticipates that the Government will continue to require these generators and that a new contract will be put out to bid before August 2011.  However, no assurances can be given that the Company will be awarded the new contract, or that further orders will be placed or, if placed, the timing and amount of such orders.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its generator products.  During fiscal year 2010 two of these suppliers accounted for 29.1% and 22.1% of material purchases, respectively.  These same suppliers accounted for 24.9% and 18.3% of material purchases in fiscal year 2009.  No other supplier accounted for more than 10% of material purchases in fiscal years 2010 or 2009.

Customer Concentration Risks

The Company derives most of its revenues through contracts with various agencies of the Department of Defense including a long-term contract to supply portable electric generator sets, research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company.  The Company also provides portable electric generator sets as a sub-contractor to other prime contractors to the Department of Defense.  In fiscal year 2010 the various agencies of the Department of Defense accounted for approximately 76.7% of Company revenues.  In fiscal year 2009 the Department of Defense accounted for 62.5% of revenues and one prime contractor accounted for 12.0% of revenues.  No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2010 or 2009.

C.  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

D.  Accounts Receivable

The Company regularly reviews its trade receivables for probability of collection.  An assessment of the probability of collection of delinquent accounts is made and an allowance is recorded when collection becomes uncertain. There was no allowance for doubtful accounts as of June 30, 2010 and 2009.

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

BACK

H. Development Costs

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2010 and 2009, the Company expensed $104,671 and $113,735 respectively, of research and development costs.  Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

I.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.  If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment.  If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the year ended June 30, 2010 or in the year ended June 30, 2009.

J.  Income Taxes

Under the asset and liability method of accounting for taxes under ASC Topic 740, “Income Taxes”, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

The Company accounts for uncertain tax positions in accordance with Generally Accepted Accounting Principles in the U.S.  Income tax positions must meet a more-likely-than-not recognition in order to be recognized in the financial statements.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or derecognition.

K.  Deferred Costs

The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development.  To that end the Company has deferred $65,095 of costs incurred related to these efforts.

L.  Liquidity

During the year ended June 30, 2010, the Company’s recorded a net loss of approximately $300,000 and cash inflows from operations were approximately $267,000. The Company believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

M.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price).  The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets;

BACK

Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and

Level 3 – Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

2.  Accounting Standards Updates

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.”  This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements.  This update is effective for the Company beginning July 1, 2010 and can be applied prospectively or retrospectively.  The adoption of this update is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method.  This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  This standard provides the criteria to be met for a milestone to be considered substantive which includes that performance consideration earned by achieving the milestone: a) be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement.  This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010.  Although management is still evaluating the impact of this standard, it does not expect the adoption of this standard to have a material impact on the Company’s financial position or the result of its operations.

Other Accounting Standards Updates not effective until after June 30, 2010 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	June 30,
	2010	2009

Finished goods	$54,912	$38,410
Work in progress	48,892	144,493
Raw materials	449,668	592,418
	$553,472	$775,321

BACK

4.  Contract Costs and Estimated Profits in Excess of Billings

	June 30,
	2010	2009
Costs incurred on contracts in progress	$1,827,469	$1,467,305
Estimated contract profit	175,673	254,683
	2,003,142	1,721,988
Less: billings to date	1,272,165	323,603
Contract costs and related estimated
profits in excess of billings	$730,977	$1,398,385

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

The following disclosures are based on stock options granted to employees of the Company in the second quarter of fiscal 2009 (quarter ended December 31, 2008) and the third quarter of fiscal 2010 (quarter ended March 31, 2010). For the fiscal year ended June 30, 2010, the Company recorded stock option compensation expense of $8,868.  For the fiscal year ended June 30, 2009, the Company recorded stock option compensation expense of $3,344.

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

Based on the assumptions in the table above, the grant date fair value of stock options granted in the third quarter of fiscal 2010 was $26,029 or $1.627 per share.

Based on the assumptions in the table above, the grant date fair value of stock options granted in the second quarter of fiscal 2009 was $5,704 or $1.097 per share.

The changes in the number of shares under option are as follows:

BACK

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2008	20,000	$ 3.47

Granted during 2009	5,200	1.63

Forfeited	--	--

Balance at June 30, 2009	25,200	$ 3.09

Granted during 2010	16,000	2.30

Forfeited	(500)	1.60

Balance at June 30, 2010	40,700	$ 2.80
Exercisable at June 30, 2010	24,700	$ 3.12

Also, at the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors.  The number of shares issuable upon exercise of options, which may be granted under this plan, shall not exceed 50,000 shares of common stock.  No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2010:

Outstanding and Exercisable

		Weighted Average	Weighted Average
Exercise Price	Options	Exercise Price	Remaining Life-Years
1.63	4,000	1.63	0.2
3.93	16,000	3.93	3.5
1.76	800	1.76	3.5
1.60	3,900	1.60	8.5
	24,700

As of June 30, 2010, the intrinsic value of stock options outstanding and exercisable was $5,842.

6.  Taxes on Income

Deferred tax assets and liabilities as of June 30, 2010 and 2009 consisted of the following:

Deferred Tax assets:	2010	2009
Current
Vacation accrual	$38,035	$56,202
Inventory reserve	113,348	131,403
Allowance for doubtful accounts	--	--
Prepaids	(6,783)	(8,246)
	144,600	179,359
Less Valuation Allowance	(144,600)	(179,359)
Total current deferred tax asset	--	--
Non-current
Pension	231,523	178,441
Depreciation	(8,961)	(20,205)
Net Operating Loss	774,374	679,439
	996,936	837,675
Less Valuation Allowance	(996,936)	(837,675)
Total non-current deferred tax assets	--	--
Total deferred tax assets	$--	$--

BACK

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. In fiscal 2010, the Company recorded a valuation allowance against its deferred tax assets as it believes that it is more likely than not that it will not realize the tax attributes.

As of June 30, 2010, the Company has approximately $1,900,000 and $2,040,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2013 through 2030.

The reconciliation of the Federal statutory rate with the Company’s effective tax rate is summarized as follows:

	Years ended June 30,
	2010	2009
Federal statutory rate	34.00%	34.00%

Decrease in valuation allowance	(36.68)	(39.41)
Other	2.68	5.41
Effective Rate	0.00%	0.00%

7.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees which is qualified under the Internal Revenue Code (the Plan).  The method of determining the accrued benefit of an employee is the amount equal to 0.8% of an employee’s average monthly salary times the number of years employed by the Company, to a maximum of 35 years.  The maximum benefit is $850 per month assuming normal retirement at age 65.  The Company’s policy is to contribute the amounts allowable under Internal Revenue Service regulations.

The investment policy of the Company for its pension plan is to maximize value within the context of providing benefit security for Plan participants.  The Plan assets are invested in a fixed income investment account.

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan’s enrolled actuary.  The Company made cash contributions to the Plan of approximately $119,000 and $104,000 in fiscal years 2010 and 2009, respectively. The estimated fiscal year 2011 minimum contributions to the Plan are approximately $108,000.

The following tables provide information about changes in the benefit obligation and Plan assets and the funded status of the Company’s pension plan.

BACK

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$1,541,791	$1,311,467
Service cost	55,525	34,961
Interest cost	95,406	87,860
Actuarial loss	178,156	121,469
Benefits paid plus administrative expenses	(13,942)	(13,966)
Benefit obligation at end of year	$1,856,936	$1,541,791

Change in plan assets:
Fair value of plan assets at beginning of year	$1,130,257	$993,302
Actual return on plan assets	45,645	47,156
Employer contributions	119,049	103,765
Benefits paid plus administrative expenses	(13,942)	(13,966)
Fair value of plan assets at end of year	$1,281,009	$1,130,257
Funded status	(575,927)	(411,534)
Unrecognized Net Gain or Loss	525,905	352,095
Accrued Pension Expense	$(50,022)	$(59,439)

Measurement Date	July 1, 2010	July 1, 2009

Weighted Average Assumptions
Discount Rate	5.25%	6.25%
Expected Long-term Rate of Return on Assets	5.25%	5.25%
Rate of increase in future compensation levels	3.00%	3.00%

Set forth below is a summary of the amounts reflected in the Company’s Balance Sheet at the end of the last two fiscal years:

	June 30, 2010	June 30, 2009
Total accrued pension liability	$ (575,927)	$ (411,534)
Accumulated other comprehensive income, pre-tax	525,905	352,095
Net amount recognized	$ (50,022)	$ (59,439)

The accumulated benefit obligation for the Plan was $1,856,936 and $1,541,791 at June 30, 2010, and 2009, respectively.

Other changes in Plan assets and benefit obligations recognized in the Other Comprehensive Loss for each fiscal year are as follows:

	June 30, 2010	June 30, 2009

Change in net loss	$ 194,109	$ 151,406
Amortization of net loss	(20,299)	(7,984)
	$ 173,810	$ 143,422

Accumulated Other Comprehensive Loss consisted of the following amounts that had not, as of year end, been recognized in net benefit cost.

	June 30, 2010	June 30, 2009

Net Loss	$ 525,905	$ 352,095

Amounts included in Accumulated Other Comprehensive Loss as of June 30, 2010 that are expected to be recognized as a component of benefit cost during fiscal 2011 consist of amortization of net loss of $30,705.

BACK

Components of periodic pension costs as of June 30, 2010 and 2009 are as follows:

	2010	2009
Service cost-benefits earned during the period	$ 55,525	$ 34,961
Interest cost on projected benefit obligation	95,406	87,860
Expected return on plan assets	(61,598)	(77,093)
Amortization of actuarial loss	20,299	7,984

Net periodic pension cost	$ 109,632	$ 53,712

Weighted Average Assumptions for Net Periodic Pension Expense
	2010	2009
Discount Rate	6.25%	6.75%
Expected Long-term Rate of Return on Assets	5.25%	7.50%
Rate of Increase in Future Compensation Levels	3.00%	3.00%

Retirement Plan for Employees of Dewey Electronics Corporation’s weighted average asset allocations at June 30, 2010, and 2009, by asset category are as follows:

	2010	2009
Asset Category
Fixed Funds with Guaranteed Interest Rates	100%	100%

Total	100%	100%

Fair Value of Plan Assets

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price).  See Note 1-M, “Fair Value Measurements,” for a description of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

All of the Plan’s investments are in fixed funds with guaranteed interest rates which are valued using evaluated bid prices based on a compilation of observable market information or a broker quote in a non-active market.  Inputs used vary by type of security, but include spreads, yields, rate benchmarks, rate of prepayment, cash flows, rating changes and collateral performance and type.  All fixed income funds are included as a Level 3 measurement.

The following table sets forth a summary of changes of fair value of the Retirement Plan’s Level 3 assets for the fiscal year ended June 30, 2010.

All Fixed Funds

Balance, June 30, 2009	$1,130,257
Actual return on plan assets:
On assets still held at the reporting date	45,089
On assets sold during the period	556
Purchases and sales	105,107
Transfers in and/or out of Level 3	--
Balance June 30, 2010	$1,281,009

The expected future payments for the years ended June 30, are as follows:

2011	$ 54,000
2012	$ 69,000
2013	$ 78,000
2014	$ 78,000
2015	$ 85,000
Five years thereafter	$ 563,000

BACK

8.  Earnings Per Share

Net income (loss) per share has been presented pursuant to ASC Topic 260, “Earnings per Share”.  Basic net income (loss) per share is computed by dividing reported net income (loss) available to common shareholders by weighted average shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing reported net income (loss) available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income/loss per common share computations.  Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such shares are 40,700 and 16,000, respectively, for the years ended June 30, 2010 and 2009.

	Year Ended June 30, 2010
	Income	Shares	Per Share Amount
Basic net loss per common share	$(300,468)	1,362,031	$ (0.22)
Effect of dilutive securities	--	--	--
Diluted net loss per common share	$(300,468)	1,362,031	$ (0.22)
	Year Ended June 30, 2009
	Income	Shares	Per Share Amount
Basic net income per common share	$ 142,946	1,362,031	$ 0.10
Effect of dilutive securities	--	1,400	--
Diluted net income per common share	$ 142,946	1,363,431	$ 0.10

9.  Other Income/Expense

Other (expense)/net consists of the following for the years ended June 30:

	2010	2009
Sales of scrap and miscellaneous income/(expense) – net	$ (5,511)	$ (19,357)
Interest income	414	277
	$ (5,097)	$ (19,080)

10.  Credit Facility

On April 27, 2009, the Company entered into a $500,000 Revolving Term Note and related Loan and Security Agreement (collectively, the “Line of Credit”) with TD Bank, NA (the “Bank”) with an initial term expiring May 5, 2010. On May 11, 2010 the Company was notified that the term had been extended until October 31, 2011. As of June 30, 2010 there were no outstanding borrowings against the Line of Credit.  The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent with a minimum interest rate of 4.25% and is subject to customary representations, covenants, and default provisions in favor of the bank.  Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property.

BACK

Item 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2010, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010 based on those criteria issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.                       OTHER INFORMATION

None

BACK

PART III

Item 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders.

The Company’s Code of Ethics is available at our website at www.deweyelectronics.com

Item 11.                  EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders.

Item 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

	(a)	(b)
	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding	future issuance under
	Options, warrants	options, warrants	equity compensation
Plan Category	And rights	and rights	Plans (excluding
securities reflected
in column (a))

Equity compensation plans approved by security holders	40,700	$2.7958	71,800

Equity compensation plans not approved by security holders	--	--	--

Total	40,700	$2.7958	71,800

Item 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders.

Item 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders.

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

BACK

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION

/s/ John H.D. Dewey	/s/ Stephen P. Krill
BY: John H.D. Dewey President and Chief Executive Officer	BY: Stephen P. Krill Jr., Treasurer

DATE:                        September 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John H.D. Dewey	Date: September 24, 2010
John H.D. Dewey	Director

/s/ James M. Link	Date: September 24, 2010
James M. Link	Director

/s/ Nathaniel Roberts	Date: September 24, 2010
Nathaniel Roberts	Director

/s/ John B. Rhodes	Date: September 24, 2010
John B. Rhodes	Director

/s/ Ron Tassello	Date: September 24, 2010
Ron Tassello	Director

BACK

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are filed as part of this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number			Page No.

3	(a)-	Certificate of Incorporation as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.	--

3	(b)-	By Laws as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.	--

10	(a)-	2001 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.	--

10	(b)-	Amendment and Restatement of the 1998 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.	--

10	(c)-	Form of Grant Letter for the 1998 Stock Option Plan (filed herewith).

10	(d)
Revolving Term Note made by the Dewey Electronics Corporation in favor of TD Bank, NA dated April 20, 2009.  This item was filed with the  Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein  incorporated by reference.

10	(e)
Loan and Security Agreement between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009.  This item was filed with the Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein incorporated by reference.

10	(f)
Commercial Mortgage and Security Agreement and Assignment of Leases and  Rents between The Dewey Electronics Corporation and TD Bank, NA dated  April 20, 2009.  This item was filed with the Registrant’s Form 10-Q for  the period ended March 31, 2009 and is herein incorporated by reference.

10	(g)	Letter from TD Bank Dated May 10, 2010 extending line of credit. This item was filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2010 and is herein incorporated by reference.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--

31.2		Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	--

32.2		Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--