Form 10-Q
period 2010-09-30
DEWEY ELECTRONICS CORP
filed 2010-11-12
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2010


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

Large accelerated filer____ ___           Accelerated filer _____

Non-accelerated filer _____               Smaller reporting company__X_
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             YES___ NO_X_

                                    1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,362,031 at November 10, 2010.



THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                                 Page No.

Part I  Financial Information

Item 1. Condensed Financial Statements

        Condensed Balance Sheets -
        September 30, 2010(unaudited) and June 30, 2010              4

        Condensed Statements of Operations -
        Three-months Ended September 30, 2010
        and 2009 (unaudited)                                         5

        Condensed Statements of Cash Flows for
        the Three-months Ended September 30, 2010
        and 2009 (unaudited)                                         6

        Notes to Condensed Financial Statements (unaudited)          7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                  11

Item 4. Controls and Procedures                                     17

Part II Other Information


Item 6. Exhibits                                                    19



PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                       SEPTEMBER 30,       JUNE 30,
                                           2010              2010
ASSETS:                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents            $  626,077         $  777,511
  Accounts receivable (net of
   allowance for doubtful accounts of
   $25,000 at September 30, 2010)         757,782            659,852
  Inventories                             798,992            553,472
  Contract costs and related
   estimated profits in excess
   of billings                            684,328            730,977
  Prepaid expenses and other
   current assets                          53,794             47,829
                                        ---------           --------

      TOTAL CURRENT ASSETS              2,920,973          2,769,641
                                        ---------          ---------

PLANT, PROPERTY AND EQUIPMENT:
  Land and improvements                  651,015             651,015
  Building and improvements            1,885,653           1,885,653
  Machinery and equipment              3,192,823           3,189,648
  Furniture and fixtures                 259,096             257,777
                                       ---------           ---------
                                       5,988,587           5,984,093
Less accumulated depreciation          5,100,796           5,080,666
                                       ---------           ---------
                                         887,791             903,427
                                       ---------           ---------

DEFERRED COSTS                            65,095              65,095
                                       ---------           ---------

TOTAL ASSETS                          $3,873,859          $3,738,163
                                       =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Trade accounts payable              $  467,136          $   91,187
  Accrued expenses and other
    Liabilities                          200,909             242,127
  Accrued compensation and benefits
    Payable                              123,328             170,822
  Accrued pension costs                   16,239              50,022
                                       ---------           ---------

    TOTAL CURRENT LIABILITIES            807,612             554,158
                                       ---------           ---------

LONG-TERM PENSION LIABILITY              525,905             525,905
                                       ---------           ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   authorized  250,000 shares,
   issued and outstanding-none,              --                   --
  Common stock, par value $.01;
   authorized 3,000,000 shares;
   issued 1,693,397 at September 30,
   2010 and June 30, 2010                 16,934              16,934
  Additional paid-in capital           2,833,964           2,827,457
  Retained earnings                      543,614             667,879
  Accumulated other comprehensive
   Loss                                 (367,142)           (367,142)
                                       ---------            --------
                                       3,027,370           3,145,128
Less: Treasury stock 331,366 shares
  at cost                               (487,028)           (487,028)
                                       ---------           ---------

  TOTAL STOCKHOLDERS' EQUITY           2,540,342           2,658,100
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                              $3,873,859          $3,738,163
                                       =========           =========

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              THREE-MONTHS ENDED
                                                 SEPTEMBER 30,
                                              2010        2009

Revenues                                   $1,615,483   $2,346,478

Cost of revenues                            1,349,383    1,981,859
                                            ---------   ----------

Gross profit                                  266,100      364,619

Selling, general & administrative             391,684      424,018
                                            ---------    ---------

Operating (Loss)                             (125,584)     (59,399)

   Interest expense                                --        1,564

   Other income/(expense)  net                  1,319       (6,020)
                                            ---------      -------

(Loss) before income taxes                   (124,265)     (66,983)

Provision for income tax                           --           --
                                            ---------    ---------

NET (LOSS)                                 $ (124,265)   $ (66,983)
                                            =========    =========






NET (LOSS) PER COMMON SHARE-BASIC               $(0.09)     $(0.05)
NET (LOSS) PER COMMON SHARE-DILUTED             $(0.09)     $(0.05)


Weighted average number of shares
outstanding:
   Basic                                     1,362,031   1,362,031
   Diluted                                   1,362,031   1,362,031

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                          THREE-MONTHS ENDED
                                             SEPTEMBER 30,
                                          2010        2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                               $(124,265)   $(66,983)
                                          --------    --------
Adjustments to reconcile net income
 (loss) to Net cash (used in)/provided
 by operating activities:
   Depreciation                             20,130      26,326
   Stock option compensation expense         6,507       1,432
   (Increase) in accounts receivable      (122,930)   (119,744)
   Increase in allowance for doubtful
      accounts                              25,000          --
   (Increase) in inventories              (245,520)   (121,164)
   Decrease in contract costs and
    related estimated profits in
    excess of billings                      46,649     598,219
   (Increase) in prepaid expenses and
    other current assets                    (5,965)    (46,395)
   Increase/(decrease) in trade accounts
     Payable                               375,949    (173,723)
   Increase/(decrease) in accrued
    expenses and other liabilities         (88,712)     64,860
   (Decrease) in pension liability         (33,783)    (32,415)
                                          --------     -------
   Total adjustments                       (47,675)    197,396
                                          --------     -------

NET CASH (USED IN)/PROVIDED BY
  OPERATING ACTIVITIES                    (146,940)    130,413
                                         ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and
   Equipment                                (4,494)    (15,061)
                                           -------    --------

NET CASH USED IN INVESTING ACTIVITIES       (4,494)    (15,061)
                                           -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowings                          --      250,000
Repayment of short term borrowings             --     (250,000)
                                            -----      -------

NET CASH USED IN FINANCING ACTIVITIES          --           --
                                            -----      -------

NET (DECREASE)/INCREASE IN CASH AND
  CASH EQUIVALENTS                       (151,434)     115,352

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                               777,511      518,600
                                          -------     --------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                               $  626,077   $  633,952
                                       ==========   ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

      Interest received$               $     496    $      371
      Interest paid                    $      --    $    1,564

See accompanying notes to condensed financial statements


THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Significant Accounting Policies

Basis of Presentation
=====================
The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the "2010 Form 10-K").

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2010, and the results of operations and cash flows for the three-months then ended. The results of operations and cash flows for the period ended September 30, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2011.

As of September 30, 2010, there have been no material changes to any of the significant accounting policies described in our 2010 Form 10-K.

Revenue Recognition
===================
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2010 the Company had one development sub-contract for which it recognized revenues on a time and material basis.

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

2. Accounting Standards Updates
===============================
In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that performance consideration earned by achieving the milestone: a) be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. The Company currently has no milestone delineated contracts, therefore the adoption of this ASU in the first quarter of fiscal 2011 had no affect on the Company's financial position or results of operations.

Accounting Standards Updates Not Yet Effective
==============================================
Other Accounting Standards Updates not effective until after September 30, 2010 are not expected to have a significant effect on the Company's financial position or results of operations.


3.  Inventories
===============
Inventories consist of:

                             September 30, 2010       June 30, 2010

Finished Goods                     $44,070              $54,912
Work In Progress                   185,149               48,892
Raw Materials                      569,773              449,668
                                   -------              -------
Total                             $798,992             $553,472
                                  ========             ========

4.  Taxes on Income
===================
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $998,000 and $196,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2012.
In the three month period ended September 30, 2010 these federal and state net deferred tax assets increased by approximately $42,000 and $11,000, respectively, as a result of a net loss for the period.

5.  Earnings/(Loss) Per Share
=============================
Net income (loss) per share has been presented pursuant to ASC Topic 260, "Earnings per Share". Basic net income (loss) per share is computed by dividing reported net income (loss) available to common shareholders by weighted average shares outstanding for the period. Diluted net income
(loss) per share is computed by dividing reported net income (loss) available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. All outstanding stock options were excluded from the computation of earnings per share due to their anti-dilutive effect, the result of a net loss in the three month periods ended September 30, 2010 and September 30, 2009. For the three-months ended September 30, 2010 and September 30, 2009, respectively, the number of shares excluded from the calculation were 36,700 and 25,200 respectively.



                              Three-months Ended September 30,
                          2010                                 2009
                                    Per                               Per
              Income     Shares     Share    Income    Shares         Share
                                    Amount                            Amount
Basic
 Net
 (loss)
 per
 common
 share       $(124,265)  1,362,031  $(.09)   $(66,983)  1,362,031   $(.05)

Effect
 Of
 dilutive
 Securities       --          --      --         --          --       --
             -------    --------   -----    -------    --------    -----

Diluted
 Net
 (loss)
 Per
 Common
 Share       $(124,265)  1,362,031  $(.09)   $(66,983)  1,362,031   $(.05)
             ========   =========  =====     =======   =========   =====

6.  Stock Option Plan
=====================
On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees. Incentive stock options have been granted under the plan with an exercise price no less than fair market value of the stock on the date of grant. Outstanding options generally are exercisable for ten years from the date of grant, except for two grants totaling 4,800 options which are exercisable for a 5-year term. Outstanding options have expiration dates ranging from December 12, 2012 to March 30, 2020.

For the three months ended September 30, 2010, the Company recorded stock option compensation expense of $6,507. For the three months ended September 30, 2009, the Company recorded stock option compensation expense of $1,432.

Stock option transactions for the Company's employee stock options plans for the quarter ended September 30, 2010:

                                                           Weighted
                                                           Average
                                      Shares               Exercise Price
Beginning balance                     40,700                   2.80
Granted                                   --                     --
Exercised                                 --                     --
Cancelled or expired                   4,000                   1.63
Ending balance                        36,700                   2.92
Options exercisable at end
 of period                            20,700                   3.41

THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company's 2010 Form 10-K. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934.
All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1 (Description of Business - Operational Risks) of the Company's 2010 Form 10-K. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Critical Accounting Policies and Estimates
==========================================
The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company's 2010 Form 10-K.

Results of Operations - Revenues
================================
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2010 the Company had one development sub-contract for which it recognized revenues on a time and material basis.

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

Revenues for the first quarter of fiscal year 2011, the three month period ended September 30, 2010, were $730,995 lower when compared to same period in 2009. The decrease in revenues was due to reduced production of generator sets under the Company's prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company's prime contract. A reduction in revenues from customer sponsored research and development contracts was offset by a small increase in revenues from sales of replacement parts and other short-term business when compared to the same period in fiscal year 2010.

For the three months ended September 30, 2010 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 87% of revenues compared to approximately 91% in the first quarter of fiscal year 2010 (quarter ended September 30, 2009). Replacement parts and other short-term business provided approximately 13% of revenues in the first quarter of fiscal year 2011 and approximately 8% of revenues in the same period of fiscal 2010. The Company realized no revenues from research and development contracts in the first quarter of fiscal 2011, and approximately 1% of revenues in the first quarter of fiscal 2010.

The aggregate value of the Company's backlog of sales orders was $4.2 million on September 30, 2010 and $3.5 million on September 30, 2009. It is estimated that most of the present backlog will be billed during the next 12 months and be substantially recognized as fiscal year 2011 revenues.

Gross Profit
============
The Company earned a gross profit of $266,100 for the three months ended September 30, 2010 compared to a gross profit of $364,619 for the same period in 2009. The reduction in gross profit was a result of the lower revenues described above. As a result of the decreased demand for the Company's 2kW generator sets the Company temporarily reduced operating hours by 10% at the beginning of the fourth quarter of its fiscal year ended June 30, 2010 and continued to operate with reduced operating hours through July of 2010. The Company returned to normal operating hours in August 2010, during the first fiscal quarter of 2011.

Despite the decrease in revenues, gross profit as a percentage of revenues in the first three months of fiscal year 2011 increased slightly when compared to the same period last year as the result of a shift in product mix toward a higher proportion of revenues from replacement parts and other short-term business.

Selling, General and Administrative Expenses
============================================
Selling, General and Administrative Expenses for the first three months of fiscal 2011 were $391,684 or 24% of revenues compared to $424,018 or 18% of revenues in the first three months of fiscal 2010. The most significant reductions in expense and their approximate amounts were in legal and professional fees ($26,000), salaries ($21,000 - as a result of temporary staff reductions and the reduction in hours worked and paid during July), consulting fees ($14,000), and general corporate expense ($10,000), all of which were partly offset by an increase in allowance for doubtful accounts of $25,000 and an increase in Company sponsored research and development expense of $15,000.

Interest Expense
===============
The Company had no interest expense in the three month period ended September 30, 2010 compared to interest expense of $1,564 in the three month period ended September 30, 2009.

Other Expense/Income - Net
==========================
Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $1,319 for the three months ended September 30, 2010 was comprised primarily of sales of scrap material and interest income, partially offset by miscellaneous bank fees.

Other expense of $6,020 for the three months ended September 30, 2009 was comprised of franchise taxes of $4,409 bank fees of $1,982 and interest income of $371.

Net Loss/Income before income taxes
===================================
Net loss before income taxes for the three months ended September 30, 2010 was $124,265 and $66,983 for the three months ended September 30, 2009.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $998,000 and $196,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2012.
In the three month period ended September 30, 2010 these federal and state net deferred tax assets increased by approximately $42,000 and $11,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources
===============================
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000, described under "Financing Activities" below.

As of September 30, 2010, the Company had no material capital expenditure commitments. Management believes that the Company's current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At September 30, 2010, the Company's working capital was $2,113,361 compared to $2,357,450 at September 30, 2009.

The ratio of current assets to current liabilities was 3.62 to 1 at September 30, 2010 and 3.00 to 1 at September 30, 2009.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                 Three Months ended September 30,
                                          2010         2009

Net Cash Provided by(used in)
  Operating activities               $  (146,940)    $  130,413
  Investing activities                    (4,494)       (15,061)
  Financing activities                        --             --


Operating Activities:
====================
Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash used in operating activities in the three-month period ended September 30, 2010 was comprised primarily of net loss before depreciation and amortization and increases in accounts receivable, allowance for doubtful accounts, inventories, and prepaid expenses and decreases in accrued expenses and other liabilities, and accrued pension costs. These were partly offset by a decrease in contract costs and estimated related profits in excess of applicable billings and an increase in trade accounts payable and other accrued expenses.

Net cash provided by operating activities in the three-month period ended September 30, 2009 was comprised primarily of net loss before depreciation and amortization, a decrease in contract costs and estimated related profits in excess of applicable billings and an increase in accrued expenses and other liabilities which was partly offset by increases in inventories, accounts receivable and prepaid expense and decreases in trade accounts payable and accrued pension costs.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the three month period ended September 30, 2010 and September 30, 2009, the Company expensed $31,061 and $15,762 respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:
====================
During the first three months of fiscal 2011, net cash of $4,494 was used in investing activities. The entire amount was used for capital expenditures, principally for demonstration and test equipment.

During the first three months of fiscal 2010, net cash of $15,061 was used in investing activities. The entire amount was used for capital expenditures, principally for demonstration and test equipment.

Financing Activities:
====================
The Company did not use any cash in financing activities during the three month periods ended September 30, 2010 and 2009, respectively.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA. (See Note 10 of the Notes to Financial Statements in the Company's 2010 Form 10-K). On May 11, 2010, the Company received a notice from the Bank informing the Company that the Bank had extended this line of credit to October 31, 2011. (See Item 5 (Other Information) in Part II of the Company's Quarterly Report for the quarter ended March 31, 2010.) As of the date of this Quarterly Report the Company has no outstanding debt against this line of credit. The Company does not regard this credit facility as vital to its continued operations.

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

The Company currently has a 10 year indefinite quantity, indefinite delivery contract with the U.S. Army to supply 2kW generator sets. This contract allows for the U.S. Army to place annual production orders and to place additional interim orders until the end of August 2011 when the contract expires. Production traditionally occurs six to twelve months after the receipt of an order. The Company anticipates that the Government will continue to require these generators and that a new contract will be put out to bid before August 2011. However, no assurances can be given that the Company will be awarded the new contract, or that further orders will be placed or, if placed, the timing and amount of such orders.

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

Two contracts in recent years with the U.S. Department of Defense to develop generators as auxiliary power units for vehicles are examples of the second strategic objective, expanding into related power markets. One contract for a Logistics Vehicle Power Supply "LVPS" (a diesel powered 3.5 kilowatt generator set providing power to equipment that protects against improvised explosive devices) utilized the Company's core expertise in compact and highly reliable diesel engine power generation. Another contract to develop a prototype 'idle reduction' system consisting of an environmental control unit and diesel generator built on the Company's accomplishments with vehicle mounted auxiliary power units, and management believes it will allow the Company to further expand into related power applications while increasing its technology base. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under a customer funded research and development sub-contract where the Company is designing and prototyping electronic controls for diesel fuel cell systems.

In the near term, a return to profitability and broadening the line of product offerings are the Company's primary objectives. The development contracts and subcontracts described above as well as internal Company sponsored development efforts contribute to this goal. The Company is continuing to pursue possible partnering and sub-contracting relationships with other companies and defense contractors that leverage the Company's current expertise and technology in generators and auxiliary power units.


ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
================================================
The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2010, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.


Changes in Internal Control Over Financial Reporting
====================================================
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


Item 6.  Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE DEWEY ELECTRONICS CORPORATION




                                 /s/ John H.D. Dewey
Date:  November 12, 2010        John H.D. Dewey
                                President and Chief Executive Officer




                                /s/ Stephen P. Krill
Date:  November 12, 2010        Stephen P. Krill
                                Treasurer





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






