Form 10-Q
period 2010-12-31
DEWEY ELECTRONICS CORP
filed 2011-02-11
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 2010


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

                                1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,362,031 at February 11, 2011.


THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                             Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         December 31, 2010(unaudited) and June 30, 2010           4

         Condensed Statements of Operations -
         Three and Six-months Ended December 31, 2010
         and 2009 (unaudited)                                    5

         Condensed Statements of Cash Flows for
         the Six-months Ended December 31, 2010
         and 2009 (unaudited)                                    6

       Notes to Condensed Financial Statements (unaudited)       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                             12

Item 4.  Controls and Procedures                                18


Part II  Other Information


Item 6.	Exhibits                                            20


PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                         DECEMBER 31,     JUNE 30,
                                         2010             2010
                                         (unaudited)
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents              $  691,756       $  777,511
  Accounts receivable (net of allowance
   for doubtful accounts of $25,000 at
   December 31, 2010)                       708,357          659,852
  Inventories                               685,122          553,472
  Contract costs and related estimated
   profits in excess of billings            613,410          730,977
  Prepaid expenses and other current
   Assets                                    47,059           47,829
                                         ----------       ----------

      TOTAL CURRENT ASSETS                2,745,704        2,769,641
                                        ___________       __________

PLANT, PROPERTY AND EQUIPMENT:
  Land and improvements                     651,015          651,015
  Building and improvements               1,885,653        1,885,653
  Machinery and equipment                 3,192,823        3,189,648
  Furniture and fixtures                    259,096          257,777
                                         ----------       ----------
                                          5,988,587        5,984,093
Less accumulated depreciation             5,120,926        5,080,666
                                         ----------       ----------
                                            867,661          903,427
                                         ----------       ----------

DEFERRED COSTS                               65,095           65,095
                                         ----------       ----------

TOTAL ASSETS                             $3,678,460       $3,738,163
                                         ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Trade accounts payable                 $  354,410       $   91,187
  Accrued expenses and other
   Liabilities                              254,250          242,127
  Accrued compensation and benefits
   Payable                                  137,622          170,822
  Accrued pension costs                      13,361           50,022
                                          ---------       ----------

    TOTAL CURRENT LIABILITIES               759,643          554,158
                                        -----------       ----------

LONG-TERM PENSION LIABILITY                 525,905          525,905
                                        -----------       ----------


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   authorized  250,000 shares, issued
   and outstanding-none,                         --               --

  Common stock, par value $.01;
   authorized 3,000,000 shares; issued
   1,693,397 at December 31, 2010 and
    June 30, 2010                            16,934           16,934
  Additional paid-in capital              2,841,697        2,827,457
  Retained earnings                         388,451          667,879
  Accumulated other comprehensive loss     (367,142)        (367,142)
                                         ----------      -----------
                                          2,879,940        3,145,128
Less: Treasury stock 331,366 shares
  at cost                                  (487,028)        (487,028)
                                         ----------       ----------


  TOTAL STOCKHOLDERS' EQUITY              2,392,912        2,658,100
                                          ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $3,678,460       $3,738,163

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                              THREE-MONTHS ENDED      SIX-MONTHS ENDED
                              DECEMBER 31,            DECEMBER 31,
                              2010    2009           2010          2009

REVENUES                  $1,953,281  $2,393,429    $3,568,764   $4,739,907

COST OF REVENUES           1,661,562   1,960,528     3,010,945    3,942,387
                          ----------  ----------    ----------    ---------

GROSS PROFIT                 291,719     432,901       557,819      797,520

SELLING,GENERAL &
  ADMINISTRATIVE             445,747     417,855       837,431      841,873
                           ---------    --------     ---------     --------

OPERATING INCOME/(LOSS)     (154,028)     15,046      (279,612)     (44,353)

   INTEREST EXPENSE/(INCOME)      --        (177)           --        1,387

   OTHER INCOME/(EXPENSE)
    - NET                     (1,135)      1,217           184       (4,803)
                            --------     -------       -------      -------

INCOME/(LOSS) BEFORE
  INCOME TAXES              (155,163)     16,440      (279,428)     (50,543)

PROVISION FOR INCOME TAX          0            0             0            0
                            -------     --------      --------     --------

NET INCOME/(LOSS)         $(155,163)   $  16,440     $(279,428)  $  (50,543)
                          =========    =========     =========    =========



NET INCOME/(LOSS)
  PER COMMON SHARE-BASIC    $ (0.11)      $ 0.01      $ (0.21)    $ (0.04)
NET INCOME/(LOSS) PER
  COMMON SHARE-DILUTED      $ (0.11)      $ 0.01      $ (0.21)    $ (0.04)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
   BASIC                   1,362,031    1,362,031    1,362,031    1,362,031
   DILUTED                 1,362,031    1,363,165    1,362,031    1,362,031

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                  SIX-MONTHS ENDED
                                                  DECEMBER 31,
                                                  2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)                               $(279,428)     $(50,543)
                                                ---------      --------
ADJUSTMENTS TO RECONCILE NET INCOME/(LOSS) TO
  NET CASH (USED IN)/PROVIDED BY OPERATING
  ACTIVITIES:
   DEPRECIATION                                    40,260        52,652
   STOCK OPTION COMPENSATION EXPENSE               14,240         2,361
   GAIN ON SALE OF PLANT,PROPERTY AND
    EQUIPMENT                                          --        (2,500)
   INCREASE IN ALLOWANCE FOR DOUBTFUL
    ACCOUNTS                                       25,000            --
   (INCREASE)/DECREASE IN ACCOUNTS
     RECEIVABLE                                   (73,505)        4,117
   (INCREASE)/DECREASE IN INVENTORIES            (131,650)       64,234
   DECREASE IN CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS OF BILLINGS       117,567       876,156
   DECREASE IN PREPAID EXPENSES AND
    OTHER CURRENT ASSETS                              770         5,721
   INCREASE IN CUSTOMER DEPOSITS                       --        13,517
   INCREASE/(DECREASE) IN ACCOUNTS PAYABLE        263,223      (394,294)
   DECREASE IN ACCRUED EXPENSES AND
    OTHER LIABILITIES                             (21,077)     (140,157)
   DECREASE IN ACCRUED PENSION COSTS              (36,661)      (16,739)
                                                 --------      --------
   TOTAL ADJUSTMENTS                              198,167       465,068
                                                 --------      --------

NET CASH (USED IN)/PROVIDED BY OPERATING
ACTIVITIES                                        (81,261)      414,525
                                                 --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY AND EQUIPMENT          (4,494)      (15,061)
  PROCEEDS FROM SALE OF ASSETS                         --        10,500
                                                  -------      --------
NET CASH USED IN INVESTING ACTIVITIES              (4,494)       (4,561)
                                                  -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
SHORT TERM BORROWINGS                                  --       250,000
REPAYMENT OF SHORT TERM BORROWINGS                     --      (250,000)
                                                  -------     ---------

NET CASH USED IN FINANCING ACTIVITIES                  --            --
                                                  -------     ---------

NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (85,755)      409,964

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       777,511       518,600
                                                 --------     ---------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                     $ 691,756     $ 928,564
                                                =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

      INTEREST RECEIVED                         $     502     $     401
      INTEREST PAID                             $      --     $   1,387

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of December 31, 2010, and the results of operations for the three-months and six-months then ended and cash flows for the six-months then ended. The results of operations and cash flows for the period ended December 31, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2011.

As of December 31, 2010, there have been no material changes to any of the significant accounting policies described in our 2010 Form 10-K.

Revenue Recognition
-------------------
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development sub-contract for which it recognizes revenues on a time and material basis.

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

2. Accounting Standards Updates
-------------------------------
In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that performance consideration earned by achieving the milestone: a) be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. The Company currently has no milestone delineated contracts, therefore the adoption of this ASU in the first quarter of fiscal 2011 had no affect on the Company's financial position or results of operations.

Accounting Standards Updates Not Yet Effective
----------------------------------------------
Other Accounting Standards Updates not effective until after December 31, 2010 are not expected to have a significant effect on the Company's financial position or results of operations.


3.  Inventories
---------------
Inventories consist of:

                                    December 31, 2010       June 30, 2010

Finished Goods                          $47,322                 $54,912
Work In Progress                        129,312                  48,892
Raw Materials                           508,488                 449,668
                                       --------                --------
Total                                  $685,122                $553,472
                                       ========                ========

4.  Taxes on Income
-------------------
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,050,000 and $210,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2012. In the six month period ended December 31, 2010 these federal and state net deferred tax assets increased by approximately $95,000 and $25,000, respectively, as a result of a net loss for the six month period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. For the three-months ended December 31, 2010 and December 31, 2009, respectively, the number of shares excluded from the calculation were 52,700 and 16,000 respectively due to their anti-dilutive effect.

For the six-month period ended December 31, 2010 and December 31, 2009, the number of shares excluded from the calculation were 52,700 and 24,700 respectively as a result of their anti-dilutive effect on the net loss for those periods.


                               Three-months Ended December 31,
                                 2010                     2009
                                          Per                        Per
                    Income     Shares     Share   Income   Shares    Share
                                          Amount                     Amount
Basic net
 income per
 Common Share      $(155,163)  1,362,031  $(.11)  $16,440  1,362,031  $.01

Effect of
 dilutive
Securities                --          --     --        --      1,634    --
                    --------    --------   ----    ------  ---------   ---
Diluted net
 income per
 common share      $(155,163)  1,362,031  $(.11)  $16,440  1,363,665  $.01
                  ==========   =========   ====    ======  =========  ====

                               Six-months Ended December 31,
                                  2010                      2009
                                         Per                         Per
                   Income     Shares     Share   Income    Shares    Share
                                         Amount                      Amount

Basic net
 income/(loss)
per common share   $(279,428) 1,362,031  $(.21)  $(50,543) 1,362,031 $(.04)

Effect of
 dilutive
Securities                --        --      --         --        --     --
                   ---------   -------    ----    -------  --------   ----
Diluted net
 income/(loss)
 per common
 share            $(279,428) 1,362,031  $(.21)  $(50,543) 1,362,031 $(.04)
                  =========  =========  =====   ========  =========  ===

6.  Stock Option Plan
---------------------
On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees. Incentive stock options have been granted under the plan with an exercise price no less than fair market value of the stock on the date of grant. Outstanding options generally are exercisable for ten years from the date of grant, except for three grants totaling 8,800 options which are exercisable for a 5-year term. Outstanding options have expiration dates ranging from December 12, 2012 to December 12, 2020.

The following disclosures are based on stock options granted to employees of the Company in the second quarter of fiscal 2011 (quarter ended December 31, 2010). For the three months ended December 31, 2010, the Company recorded a stock option compensation expense of $7,733 compared to stock option compensation expense of $929 for the three months ended December 31, 2009. For the six months ended December 31, 2010, the Company recorded stock option compensation expense of $14,240 compared to stock option compensation expense of $2,361 for the six month period ended December 31, 2009.

For the full fiscal year ending June 30, 2011, the Company expects approximately $33,002 in stock option compensation expense based on stock options already granted and assuming no further option grants during the remainder of the fiscal year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants (if any) during the remainder of the year as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

The Company used its historical stock price volatility to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and ten years. The expected dividend yield is based on the Company's practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience.

The following weighted average assumptions were used in the valuation of stock options granted in the second quarter of fiscal 2011.

                                     December 31, 2010
Expected dividend yield                             --
Expected volatility                               74.3%
Risk-free interest rate                            2.95%
Expected life in years                             7.1

Based on the assumptions in the table above, the grant date fair value of stock options granted in the second quarter of fiscal 2011 was $24,509.

Stock option transactions for the Company's employee stock option plans for the three and six months ended December 31, 2010 are as follows:

                                          December 31, 2010

                                Three Months             Six Months
                                         Weighted                Weighted
                                         Average                 Average
                                Shares   Exercise    Shares      Exercise
                                         Price                   Price

Beginning balance               36,700   2.92        40,700      2.80
Granted                         16,000   2.05        16,000      2.05
Exercised                           --     --            --        --
Cancelled or expired                --     --         4,000      1.63
Ending balance                  52,700   2.66        52,700      2.66
Options exercisable at
 end of period                  20,700   3.41        20,700      3.41

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

Results of Operations - Revenues
--------------------------------
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development sub-contract for which it recognizes revenues on a time and material basis.

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

Revenues for the second quarter of fiscal year 2011, the three month period ended December 31, 2010, were $440,148 lower when compared to same period in 2009. Revenues were lower principally due to a decrease in production of generator sets under the Company's prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company's prime contract and a small decrease in customer funded research and development. These decreases were partly offset by a small increase in sales of spare and replacement parts when compared to the same period in fiscal year 2010.

For the three months ended December 31, 2010 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 81% of revenues compared to approximately 86% in the second quarter of fiscal year 2010 (quarter ended December 31, 2009). The Company's research and development contracts provided approximately 4% of revenues in the second quarter of fiscal 2011, and approximately 3% of revenues in the second quarter of fiscal 2010. Replacement parts and other short-term business provided approximately 15% of revenues in the second quarter of fiscal year 2011 and approximately 11% of revenues in the same period of fiscal 2010.

Revenues for the six-month period ended December 31, 2010 were $1,171,143 lower when compared to the same period in 2009. This decrease in revenue is attributable to the same factors as for the three month period above when compared to the same six-month period last year.

During the six-month period ended December 31, 2010, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 84% of revenues compared to approximately 89% in the same period in 2009. The Company's research and development contracts provided approximately 2% of revenues during the six-month period ended December 31, 2010, versus approximately 2% in the same period in 2009. Replacement parts and other short-term business provided approximately 14% of revenues in the six-month period ended December 31, 2010, and approximately 9% of revenues in the same period in 2009.

The aggregate value of the Company's backlog of sales orders was $2.7 million on December 31, 2010 and $1.4 million on December 31, 2009. It is estimated that most of the present backlog will be billed during the next 6 months and be substantially recognized as fiscal year 2011 revenues.

Gross Profit
------------
The Company earned a gross profit of $291,719 (which was approximately 15% of revenues) for the three months ended December 31, 2010 compared to a gross profit of $432,901 (which was approximately 18% of revenues) for the same period in 2009.

Gross profit is affected by a variety of factors including, among other items, production volume, product mix, product pricing, and product costs. The lower gross profit for the second quarter of fiscal year 2011 is the result of several factors. Principal among these is a change in production volume resulting from continued lower demand for the Company's 2kW diesel generator sets without a corresponding decrease in the Company's fixed operating costs.

For the six-month period ended December 31, 2010 the Company's gross profit was $557,819 (which was approximately 16% of revenues) compared to a gross profit of $797,520 (which was approximately 17% of revenues) for the six-month period ended December 31, 2009.

As with the three month period described above these lower results are due to continued lower demand and decreased production of 2kW diesel generator sets without a corresponding reduction in the Company's fixed operating expenses.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General and Administrative expenses for the three months ended December 31, 2010 were $445,747 or 23% of revenues compared to $417,855 or 17% of revenues for the three month period ended December 31, 2009. The most significant changes in expense and their approximate amounts were increases in Company sponsored research and development expense ($34,000) and compensation expense ($11,000) and reductions in expenditures for consulting services ($10,000) and legal and professional fees ($9,000).

Selling, General and Administrative expenses for the six months ended December 31, 2010 were $837,431 or 23% of revenues compared to $841,873 or 18% of revenues for the six month period ended December 31, 2009. The most significant changes in expense and their approximate amounts were reductions in legal and professional fees ($35,000), salaries ($15,000 - as a result of temporary staff reductions), consulting fees ($10,000) and general corporate expense ($10,000), all of which were partly offset by an increase in allowance for doubtful accounts of $25,000 and an increase in Company sponsored research and development expense of $49,000.

Interest Expense
----------------
The Company had no interest expense in the three month period ended December 31, 2010 compared to a negative interest expense of ($177) from the return of a previous overpayment, in the three month period ended December 31, 2009.

For the six-month period ended December 31, 2010 the Company had no interest expense compared to interest expense of $1,387 in the six month period ended December 31, 2009.

Other Expense/Income - Net
--------------------------
Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $1,135 for the three months ended December 31, 2010 was comprised of franchise tax of $1,040 and bank fees of $422 partly offset by miscellaneous income of $327.

Other income of $1,217 for the three months ended December 31, 2009 resulted from a gain on the sale of an asset of $2,500 and interest income of $30 partly offset by bank fees and other charges of $1,313.

Other income of $184 for the six months ended December 31, 2010 was comprised of miscellaneous income of $2,529 partly offset by franchise taxes of $1,065 and bank fees of $1,280.

Other expense of $4,803 for the six months ended December 31, 2009 was comprised of franchise taxes of $4,409 and bank fees of $3,295 partly offset by a gain on the sale of an asset of $2,500 and interest income of $401.

Net Loss/Income before income taxes
-----------------------------------
Net loss before income taxes for the three months ended December 31, 2010 was $155,163 and for the three months ended December 31, 2009 net income before income taxes was $16,440.

Results for the second quarter of fiscal year 2011 decreased when compared to the same period in fiscal year 2010 primarily due to the lower gross profit resulting from lower revenues and less favorable product mix for the quarter which and an increase in Selling, General and Administrative expenses as discussed above.

Net loss before income taxes for the six-month period ended December 31, 2010 was $279,428. For the same period in 2009 net loss before income taxes was $50,543.

Results for the six-month period ended December 31, 2010 decreased when compared to the same period in fiscal year 2010 and as with the three month period above primarily due to lower revenues and less favorable product mix.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,050,000 and $210,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2012.
In the six month period ended December 31, 2010 these federal and state net deferred tax assets increased by approximately $95,000 and $25,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources
-------------------------------
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000, described under "Financing Activities" below.

As of December 31, 2010, the Company had no material capital expenditure commitments. Management believes that the Company's current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.


At December 31, 2010, the Company's working capital was $1,986,061 compared to $2,409,145 at December 31, 2009.

The ratio of current assets to current liabilities was 3.61 to 1 at December 31, 2010 and 4.10 to 1 at December 31, 2009.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                         Six Months ended December 31,
                                         2010               2009

Net cash provided by/(used in)
  Operating activities                   $  (81,261)        $  414,525
  Investing activities                       (4,494)            (4,561)
  Financing activities                           --                 --


Operating Activities:
--------------------
Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company's Financial Statements.

Net cash used in operating activities in the six-month period ended December 31, 2010 was comprised primarily of net loss before depreciation and amortization and increases in accounts receivable, allowance for doubtful accounts, and inventories, and decreases in accrued expenses and other liabilities, and accrued pension costs. These were partly offset by a decrease in contract costs and estimated related profits in excess of applicable billings and an increase in trade accounts payable and prepaid expenses.

Net cash provided by operating activities in the six-month period ended December 31, 2009 was comprised primarily of net loss before depreciation and amortization, decreases in contract costs and estimated related profits in excess of applicable billings, inventories, and prepaid expenses and an increase in customer deposits, which were partly offset by decreases in accounts payable, accrued expenses, and accrued pension expenses.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the six month period ended December 31, 2010 and December 31, 2009, the Company expensed $66,429 and $17,003 respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:
--------------------
During the first six months of fiscal 2011, net cash of $4,494 was used in investing activities all of which was used for capital expenditures, principally for replacement equipment.

During the first six months of fiscal 2010, net cash of $4,561 was used in investing activities. This net amount reflects the use of $15,061 for capital expenditures, principally for demonstration and test equipment, and the receipt of $10,500 from the sale of assets.

Financing Activities:
--------------------
The Company did not use any cash in financing activities during the six month periods ended December 31, 2010 and 2009, respectively.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA. (See Note 10 of the Notes to Financial Statements in the Company's 2010 Form 10-K). On May 11, 2010, the Company received a notice from the Bank informing the Company that the Bank had extended this line of credit to October 31, 2011 (See Item 5 (Other Information) in Part II of the Company's Quarterly Report for the quarter ended March 31, 2010). As of the date of this Quarterly Report the Company has no outstanding debt against this line of credit. The Company does not regard this credit facility as vital to its continued operations.

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

Accounting Standards Updates
----------------------------
Refer to Note 2, Significant Accounting Policies in the Notes to the Financial Statements section of this Quarterly Report.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2010, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.


Changes in Internal Control over Financial Reporting
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.





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

                                 THE DEWEY ELECTRONICS CORPORATION




                                 /s/ John H.D. Dewey
Date:  February 11, 2011         John H.D. Dewey
                                 President and Chief Executive Officer




                                 /s/ Stephen P. Krill
Date:  February 11, 2011         Stephen P. Krill
                                 Treasurer


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










