Form 10-Q
period 2011-03-31
DEWEY ELECTRONICS CORP
filed 2011-05-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2011


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

                                      1


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,362,031 at May 11, 2011.



THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                           Page No.

Part I  Financial Information

Item 1. Condensed Financial Statements

        Condensed Balance Sheets -
           March 31, 2011(unaudited) and June 30, 2010          4

        Condensed Statements of Operations -
           Three and Nine-months Ended March 31, 2011
           and 2010 (unaudited)                                 5

        Condensed Statements of Cash Flows for
        the Nine-months Ended March 31, 2011
        and 2010 (unaudited)                                    6

        Notes to Condensed Financial Statements (unaudited)     7

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                          12

Item 4. Controls and Procedures                                19


Part II Other Information


Item 6. Exhibits                                               20



PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                       MARCH 31,      JUNE 30,
                                       2011           2010
                                       (unaudited)
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents            $  457,318     $  777,511
  Accounts receivable (net of
    allowance for doubtful accounts
    of $25,000 at March 31, 2011)         719,931        659,852
  Inventories                             719,714        553,472
  Contract costs and related estimated
    profits in excess of billings         703,394        730,977
  Prepaid expenses and other current
    Assets                                 70,331         47,829
                                        ---------     ----------

      TOTAL CURRENT ASSETS              2,670,688      2,769,641
                                        ---------     ----------

PLANT, PROPERTY AND EQUIPMENT:
  Land and improvements                   651,015        651,015
  Building and improvements             1,885,653      1,885,653
  Machinery and equipment               3,200,410      3,189,648
  Furniture and fixtures                  259,096        257,777
                                       ----------     ----------
                                        5,996,174      5,984,093
Less accumulated depreciation           5,132,047      5,080,666
                                       ----------     ----------
                                          864,127        903,427
                                       ----------     ----------

DEFERRED COSTS                             65,095         65,095
                                       ----------     ----------

TOTAL ASSETS                           $3,599,910     $3,738,163
                                       ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Trade accounts payable               $  195,294     $   91,187
  Accrued expenses and other
    Liabilities                           341,175        242,127
  Accrued compensation and benefits
    Payable                               152,105        170,822
  Accrued pension costs                    19,946         50,022
                                       ----------     ----------

    TOTAL CURRENT LIABILITIES             708,520        554,158
                                       ----------     ----------

LONG-TERM PENSION LIABILITY               525,905        525,905
                                       ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
    authorized  250,000 shares,
    issued and outstanding-none,               --             --
  Common stock, par value $.01;
    authorized 3,000,000 shares;
    issued 1,693,397 at March 31,
    2011 and June 30, 2010                 16,934         16,934
  Additional paid-in capital            2,854,332      2,827,457
  Retained earnings                       348,389        667,879
  Accumulated other comprehensive
    Loss                                 (367,142)      (367,142)
                                       ----------      ---------
                                        2,852,513      3,145,128
Less: Treasury stock 331,366
  shares at cost                         (487,028)      (487,028)
                                       ----------      ---------

  TOTAL STOCKHOLDERS' EQUITY            2,365,485      2,658,100
                                       ----------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                              $3,599,910     $3,738,163
                                       ==========     ==========

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                        THREE-MONTHS ENDED      NINE-MONTHS ENDED
                            March 31,               March 31,
                        2011        2010        2011        2010

REVENUES               $2,098,668  $1,243,986  $5,667,432  $5,983,893

COST OF REVENUES        1,784,492   1,020,251   4,795,437   4,962,638
                       ----------  ----------  ----------  ----------

GROSS PROFIT              314,176     223,735     871,995   1,021,255

SELLING, GENERAL &
  ADMINISTRATIVE          348,954     398,018   1,186,385   1,239,891
                        ---------  ----------  ----------  ----------

OPERATING INCOME/(LOSS)   (34,778)   (174,283)   (314,390)   (218,636)

   INTEREST INCOME/
    (EXPENSE)              (1,387)         --      (1,387)     (1,387)

   OTHER INCOME/
     (EXPENSE)- NET        (3,897)     (2,650)     (3,713)     (7,453)
                        ---------  ----------   ----------  ---------

INCOME/(LOSS) BEFORE
   INCOME TAXES           (40,062)   (176,933)   (319,490)   (227,476)

PROVISION FOR INCOME
   TAX                         --          --          --          --
                         --------  ----------  ----------   ---------


NET INCOME/(LOSS)        $(40,062)   $(176,933)  $(319,490) $(227,476)
                         ========    =========   =========  =========



NET INCOME/(LOSS) PER
   COMMON SHARE-BASIC     $ (0.03)   $ (0.13)    $ (0.23)   $ (0.17)
NET INCOME/(LOSS) PER
   COMMON SHARE-DILUTED   $ (0.03)   $ (0.13)    $ (0.23)   $ (0.17)


WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING:
   BASIC                  1,362,031  1,362,031  1,362,031  1,362,031
   DILUTED                1,362,031  1,362,031  1,362,031  1,362,031

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                           Nine-MONTHS ENDED
                                               March 31,
                                           2011        2010

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)                         $(319,490)  $(227,476)
                                          ---------   ---------
ADJUSTMENTS TO RECONCILE NET INCOME/
  (LOSS) TO NET CASH (USED IN)/PROVIDED
  BY OPERATING ACTIVITIES:
   DEPRECIATION                              60,391      78,978
   STOCK OPTION COMPENSATION EXPENSE         26,875       2,361
   GAIN ON SALE OF PLANT,PROPERTY AND
     EQUIPMENT                                 (200)     (2,500)
   INCREASE IN ALLOWANCE FOR DOUBTFUL
     ACCOUNTS                                25,000          --
   (INCREASE)/DECREASE IN ACCOUNTS
     RECEIVABLE                             (85,079)    448,226
   (INCREASE)/DECREASE IN INVENTORIES      (166,242)   (406,524)
   DECREASE IN CONTRACT COSTS AND RELATED
    ESTIMATED PROFITS IN EXCESS OF BILLINGS  27,583   1,329,298
   (INCREASE) IN PREPAID EXPENSES AND
    OTHER CURRENT ASSETS                    (22,502)    (10,863)
   INCREASE IN CUSTOMER DEPOSITS              1,133       9,000
   INCREASE/(DECREASE) IN ACCOUNTS PAYABLE  104,107    (458,375)
   INCREASE/(DECREASE) IN ACCRUED EXPENSES
     AND OTHER LIABILITIES                   79,198     (64,033)
   (DECREASE) IN ACCRUED PENSION COSTS      (30,076)    (10,880)
                                           --------    --------
   TOTAL ADJUSTMENTS                         20,188     914,688
                                           --------    --------

NET CASH (USED IN)/PROVIDED BY OPERATING
ACTIVITIES                                 (299,302)    687,212
                                          ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  EXPENDITURES FOR PROPERTY AND EQUIPMENT   (21,091)    (15,061)
  PROCEEDS FROM SALE OF ASSETS                  200      10,500
                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES       (20,891)     (4,561)
                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  SHORT TERM BORROWINGS                     250,000     250,000
  REPAYMENT OF SHORT TERM BORROWINGS       (250,000)   (250,000)
                                           --------    --------

NET CASH USED IN FINANCING ACTIVITIES            --          --
                                           --------    --------

NET INCREASE/(DECREASE) IN CASH AND
   CASH EQUIVALENTS                        (320,193)    682,651

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       777,511     518,600
                                           --------    --------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                              $ 457,318 $ 1,201,251
                                          ========= ===========


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

      INTEREST RECEIVED                   $     516   $     409
      INTEREST PAID                       $   1,387   $   1,387

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2011, and the results of operations for the three-months and nine-months then ended and cash flows for the nine-months then ended. The results of operations and cash flows for the period ended March 31, 2011 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2011.

As of March 31, 2011, there have been no material changes to any of the significant accounting policies described in our 2010 Form 10-K.

Liquidity
---------
The Company has experienced recurring losses from operations and net cash outflows from operations in recent quarters. In addition, as previously reported, the Company's 10 year indefinite quantity, indefinite delivery contract with the U.S. Army to supply 2kW generator sets expires at the end of August 2011. The U.S Army has announced that it no longer plans to issue a new multiple year indefinite quantity, indefinite delivery fixed price contract and will transfer the 2kW program to a 'sustainment' command.

The Company anticipates that the Government will continue to require these generators, which could be ordered under individual "Purchase Orders" or via the General Services Administration's GSA.gov Web site. We are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000, described under "Financing Activities" in the Management's Discussion and Analysis section of this Form 10-Q.

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

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, among others, lower of cost or market estimates for inventories, realization of deferred tax assets, revenue recognition, allowance for doubtful accounts and certain accrued expenses. Actual results could differ from those estimates.

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


Accounting Standards Updates Not Yet Effective
----------------------------------------------
Other Accounting Standards Updates not effective until after March 31, 2011 are not expected to have a significant effect on the Company's financial position or results of operations.

3.  Inventories
---------------

Inventories consist of:

                               March 31, 2011        June 30, 2010

Finished Goods                     $47,958              $54,912
Work In Progress                   128,947               48,892
Raw Materials                      542,809              449,668
                                   -------              -------
Total                             $719,714             $553,472
                                  ========             ========

4.  Taxes on Income
-------------------
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,049,000 and $211,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2012. In the nine month period ended March 31, 2011 these federal and state net deferred tax assets increased by approximately $108,000 and $29,000, respectively, as a result of a net loss for the nine month period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. For the three-months ended March 31, 2011 and March 31, 2010, respectively, the number of shares excluded from the calculation were 52,700 and 40,700 respectively due to their anti-dilutive effect on the net loss for those periods.

For the nine-month period ended March 31, 2011 and March 31, 2010, the number of shares excluded from the calculation were 52,700 and 40,700 respectively as a result of their anti-dilutive effect on the net loss for those periods.

                               Three-months Ended March 31,
                           2011                            2010
                                     Per                              Per
               Net Loss   Shares     Share     Net Loss    Shares     Share
                                     Amount                           Amount
Basic
 Net
 loss
 per
 common
 share         $(40,062)  1,362,031  $(.03)    $(176,933)  1,362,031  $(.13)

Effect
 Of
 dilutive
 Securities          --          --     --            --          --     --
                -------   ---------   ----      --------    --------   ----

Diluted
 Net
 Loss
 per
 common
 share         $(40,062)  1,362,031  $(.03)    $(176,933)  1,362,031  $(.13)
               ========   =========  =====     =========   =========  =====

                                Nine-months Ended March 31,

                           2011                            2010
                                     Per                              Per
               Net Loss   Shares     Share     Net Loss    Shares     Share
                                     Amount                           Amount

Basic
 net
 loss
 Per
 common
 share        $(319,490)  1,362,031  $(.23)    $(227,476)  1,362,031  $(.17)

Effect
 Of
 dilutive
 Securities          --          --     --            --          --     --
               --------   ---------   ----      --------    --------   ----

Diluted
 Net
 loss
 per
 common
 share        $(319,490)  1,362,031  $(.23)    $(227,476)  1,362,031  $(.17)
              =========   =========  =====     =========   =========  =====


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

The following disclosures are based on stock options granted to employees of the Company in the second quarter of fiscal 2011 (quarter ended December 31, 2010). For the three months ended March 31, 2011, the Company recorded a stock option compensation expense of $12,634 compared to no stock option compensation expense for the three months ended March 31, 2010. For the nine months ended March 31, 2011, the Company recorded stock option compensation expense of $26,875 compared to stock option compensation expense of $2,361 for the nine month period ended March 31, 2010.

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

Stock option transactions for the Company's employee stock option plans for the three and nine months ended March 31, 2011 are as follows:


                                            March 31, 2011

                               Three Months               Nine Months
                               ------------               -----------
                                       Weighted                 Weighted
                                       Average                  Average
                            Shares     Exercise     Shares      Exercise
                                       Price                    Price
Beginning balance           52,700     2.66         40,700      2.80
Granted                         --       --         16,000      2.05
Exercised                       --       --             --        --
Cancelled or expired            --       --          4,000      1.63
Ending balance              52,700     2.66         52,700      2.66
Options exercisable at
  end of period             36,700     2.92         36,700      2.92




THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------------------

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

Revenues for the third quarter of fiscal year 2011, the three month period ended March 31, 2011, were $854,682 higher when compared to same period in 2010. Revenues were higher principally due to an increase in production of generator sets under the Company's prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company's prime contract and a small increase in customer funded research and development. These increases were partly offset by a small decrease in sales of spare and replacement parts when compared to the same period in fiscal year 2010.

For the three months ended March 31, 2011, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 89% of revenues compared to approximately 81% in the third quarter of fiscal year 2010 (quarter ended March 31, 2010). The Company's research and development contracts provided approximately 3% of revenues in the third quarter of fiscal 2011, and approximately 5% of revenues in the third quarter of fiscal 2010. Replacement parts and other short-term business provided approximately 8% of revenues in the third quarter of fiscal year 2011 and approximately 14% of revenues in the same period of fiscal 2010.

Revenues for the nine-month period ended March 31, 2011 were $316,461 lower when compared to the same period in 2010. This decrease in revenue is attributable to a decrease in production of diesel operated generator sets and a decrease in customer funded research and development partly offset by a small increase in sales of replacement parts and other short term business when compared to the same nine-month period last year.

During the nine-month period ended March 31, 2011, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 86% of revenues compared to approximately 87% in the same period in 2010. The Company's research and development contracts provided approximately 2% of revenues during the nine-month period ended March 31, 2011, versus approximately 3% in the same period in 2010. Replacement parts and other short-term business provided approximately 12% of revenues in the nine-month period ended March 31, 2011, and approximately 10% of revenues in the same period in 2010.

The aggregate value of the Company's backlog of sales orders was $1.0 million on March 31, 2011 and $0.6 million on March 31, 2010. It is estimated that most of the present backlog will be billed during the next 3 months and be substantially recognized as fiscal year 2011 revenues.


Gross Profit
------------
The Company earned a gross profit of $314,176 (which was approximately 15% of revenues) for the three months ended March 31, 2011 compared to a gross profit of $223,735 (which was approximately 18% of revenues) for the same period in 2010.

Gross profit is affected by a variety of factors including, among other items, production volume, product mix, product pricing, and product costs. The increased gross profit for the third quarter of fiscal year 2011 is the result of several factors. Principal among these is a change in production volume resulting from higher demand for the Company's 2kW diesel generator sets for delivery under the Company's prime contract with the U.S. Army. This increase in the proportion of revenues from 2kw generator sets, which have a lower gross margin as a percentage of revenues relative to the Company's other products, resulted in a decrease in the overall percentage of gross profit as a percentage of revenue when compared to the same period last year.

For the nine-month period ended March 31, 2011 the Company's gross profit was $871,995 (which was approximately 15% of revenues) compared to a gross profit of $1,021,255 (which was approximately 17% of revenues) for the nine-month period ended March 31, 2010.

These lower results are due to decreased production of 2kW diesel generator sets for delivery under the Company's prime contract with the U.S. Army as well as for delivery to other customers and a change in product mix with a smaller proportion of more profitable 2kw generators produced for delivery outside the Company's prime contract when compared to the same period last year.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, General and Administrative expenses for the three months ended March 31, 2011 were $348,954 or approximately 17% of revenues compared to $398,018 or approximately 32% of revenues for the three month period ended March 31, 2010. The most significant changes in expense and their approximate amounts were decreases in expenditures for consulting services ($20,000), marketing expenses ($13,000), general corporate expenses ($9,000), legal and professional ($7,000), and Company sponsored research and development expense ($6,000).

Selling, General and Administrative expenses for the nine months ended March 31, 2011 were $1,186,385 or approximately 21% of revenues compared to $1,239,891 or approximately 21% of revenues for the nine month period ended March 31, 2010. The most significant changes in expense and their approximate amounts were reductions in legal and professional fees ($42,000), consulting fees ($36,000), Marketing Expense ($23,000) and general corporate expense ($19,000), all of which were partly offset by an increase in allowance for doubtful accounts of $25,000, and an increase in Company sponsored research and development expense of $38,000.

Interest Expense
----------------
The Company had interest expense of $1,387 in the three month period ended March 31, 2011 compared to no interest expense in the three month period ended March 31, 2010.

For the nine-month period ended March 31, 2011 the Company had interest expense of $1,387 compared to interest expense of $1,387 in the nine month period ended March 31, 2010.


Other Expense/Income - Net
-------------------------
Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $3,897 for the three months ended March 31, 2011 was comprised of franchise tax of $1,040 and bank fees of $3,057 partly offset by a gain on the sale of an asset of $200.

Other expense of $2,650 for the three months ended March 31, 2010 resulted from franchise tax of $1,187 and bank fees and other charges of $1,463.

Other expense of $3,713 for the nine months ended March 31, 2011 was comprised of franchise taxes of $2,105 and bank fees of $4,337 partly offset by miscellaneous income of $2,729.

Other expense of $7,453 for the nine months ended March 31, 2010 was comprised of franchise taxes of $5,596 and bank fees of $4,766 partly offset by a gain on the sale of an asset of $2,500 and interest income of $409.

Net Loss/Income before income taxes
-----------------------------------
Net loss before income taxes for the three months ended March 31, 2011 was $40,062 and $176,933 for the three months ended March 31, 2010.

Results for the third quarter of fiscal year 2011 improved when compared to the same period in fiscal year 2010 primarily due to an increase in gross profit resulting from increased production of 2kW generator sets as discussed above.

Net loss before income taxes for the nine-month period ended March 31, 2011 was $319,490. For the same period in 2010 net loss before income taxes was $227,476.

Results for the nine-month period ended March 31, 2011 decreased when compared to the same period in fiscal year 2010 due to the lower gross profit resulting from lower revenues and less favorable product mix for the nine-month period as discussed above.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,049,000 and $211,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2012.
In the nine month period ended March 31, 2011 these federal and state net deferred tax assets increased by approximately $108,000 and $29,000, respectively, as a result of a net loss for the period.


Liquidity and Capital Resources
-------------------------------
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000, described under "Financing Activities" below.

As of March 31, 2011, the Company had no material capital expenditure commitments. Management believes that the Company's current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At March 31, 2011, the Company's working capital was $1,962,168 compared to $2,258,538 at March 31, 2010.

The ratio of current assets to current liabilities was 3.77 to 1 at March 31, 2011 and 3.85 to 1 at March 31, 2010.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                 Nine Months ended March 31,
                                      2011           2010

Net cash provided by/(used in)
  Operating activities             $  (299,302)   $  687,212
  Investing activities                 (20,891)       (4,561)
  Financing activities                      --            --


Operating Activities:
--------------------
Adjustments to reconcile net income to net cash used in operations are presented in the Condensed Statements of Cash Flows in the Company's Financial Statements.

Net cash used in operating activities in the nine-month period ended March 31, 2011 was comprised primarily of net loss before depreciation and amortization and increases in accounts receivable, allowance for doubtful accounts, inventories and prepaid expenses and a decreases in accrued pension costs. These were partly offset by a decrease in contract costs and estimated related profits in excess of applicable billings and an increase in trade accounts payable and accrued expenses and other liabilities.

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

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the nine month period ended March 31, 2011 and March 31, 2010, the Company expensed $109,780 and $72,055 respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.


Investing Activities:
--------------------
During the first nine months of fiscal 2011, net cash of $20,891 was used in investing activities which was used for capital expenditures, principally for demonstration and test equipment partly offset by the receipt of $200 from the sale of an asset.

During the first nine months of fiscal 2010, net cash of $4,561 was used in investing activities. This net amount reflects the use of $15,061 for capital expenditures, principally for demonstration and test equipment, and the receipt of $10,500 from the sale of assets.

Financing Activities:
--------------------
The Company did not use any cash in financing activities during the nine month periods ended March 31, 2011 and 2010, respectively.

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

Since the Act was passed in June of 2004, the State repeatedly delayed promulgation of final regulations and a master plan. Originally expected in 2005, final regulations and a master plan were approved by the Governor on September 5, 2008. At the same time the Governor issued executive order 114 further defining the framework by which the Highlands Council, other State agencies, and both county and municipal governments are to work together.
The Company believes that a regulatory environment is now developing within which monetization of the land may be possible. In light of these events, the Company is actively assessing its options. However, no assurances can be given that the Company's efforts will be successful, that a satisfactory valuation will be achieved, or that resolution will be timely.

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

As previously reported, the Company's 10 year indefinite quantity, indefinite delivery contract with the U.S. Army to supply 2kW generator sets expires at the end of August 2011. The U.S Army has announced that it no longer plans to issue a new multiple year indefinite quantity, indefinite delivery fixed price contract and will transfer the 2kW program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which could be ordered under individual "Purchase Orders" or via the General Services Administration's GSA.gov Web site. We are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

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

Recent Events
-------------
On April 4, 2011 the Company received a delivery order for its 2kW diesel operated Military Tactical Generators (MTG) in the amount of approximately $2.3 million. See "Company Strategy" above.

This order was made under the Company's prime contract, a 10 year indefinite-delivery/indefinite quantity contract awarded in September 2001 by the U.S. Army, CECOM, Fort Monmouth, NJ. The delivery order is for both the AC and DC versions of the generator with shipments scheduled to begin in August 2011 through February 2012.

ITEM 4.  Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2011, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control over Financial Reporting
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION



Item 6.	Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE DEWEY ELECTRONICS CORPORATION




                          /s/ John H.D. Dewey
Date:  May 13, 2011       John H.D. Dewey
                          President and Chief Executive Officer




                          /s/ Stephen P. Krill
Date:  May 13, 2011       Stephen P. Krill
                          Treasurer


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











