Form 10-K
period 2011-06-30
DEWEY ELECTRONICS CORP
filed 2011-09-26
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
__
|X|           ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011.

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
Common stock, $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ___ Yes    __X_ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ____Yes     __X_ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   __X_ Yes    ___ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   X_ Yes     ____ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    __X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___

Non-accelerated filer ___	Smaller reporting company __X_
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ___   No _X__.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,183,426 at December 31, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 1,362,031 shares of common stock, par value $.01 per share, at September 21, 2011.

Documents Incorporated by Reference

Portions of the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

THE DEWEY ELECTRONICS CORPORATION

PART I

Item 1.                     BUSINESS

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955.  Located in Oakland, New Jersey, the Company is a systems oriented military electronics development, design and manufacturing organization with a focus on compact diesel power generation solutions.  The Company’s principal products are electronic and electromechanical systems manufactured for the Armed Forces of the United States, which the Company provides as a prime contractor or as a subcontractor for the Department of Defense.  Although the Company has manufactured and sold commercial snowmaking equipment and related spare parts to the leisure and recreation industry, in recent years the business has not provided a significant portion of the Company’s revenues.

Approximately 69% of the Company’s revenues are derived from the production of a 2kW diesel operated tactical generator set under a long-term prime contract with the Department of Defense. Other Government contracts and orders from other defense contractors for small diesel generator sets account for approximately 15% of revenues with the balance of revenues coming from research and development contracts and orders for spare parts and other electro-mechanical systems. Included in this other business is speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders.  Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor.  Prior to its current long-term Government contract to produce 2kW generator sets, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997.  Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002.  Deliveries were made to the various branches of the Armed Forces of the United States.

The initial contract was replaced in September 2001 by a new ten-year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set.  This contract expires at the end of September 2011. The total amount of orders under the September 2001 contract placed through September 21, 2011 amount to approximately $43 million.  Deliveries of orders currently in-house are scheduled to continue through March 2012.  As previously reported, the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders” or via the General Services Administration's GSA.gov Web site.  However, we are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

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

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2011 and 2010, the Company expensed $130,447 and $104,671, respectively, of research and development costs.  Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company.  In addition, there are no material capital expenditures anticipated for environmental compliance.

As of September 21, 2011 the Company had a work force of 31 employees, all of whom were fulltime employees of the Company.  Fluctuations in the work force during the year generally result from uneven contract requirements and variations in the mix of products.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  These calculations require management to estimate the cost to complete open orders.  Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period.  Estimates are adjusted as necessary on a quarterly basis.  For research and development contracts total costs incurred are compared to total expected costs for each contract.  The Company has one development sub-contract for which it recognizes revenues on a time and material basis.

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

The Company’s Dependence on Government Defense Business and the 2kW Program

Virtually all of our revenues are derived from Government defense business, which is comprised of business with the U.S. Department of Defense or with other Government contractors.  Historically, our Government defense business has consisted of long-term contracts and short-term orders such as for replacement parts.  The loss of substantial Government business would have a material adverse effect on our business.

Historically, our revenues from our Government defense business have been dependent upon single programs.  Currently, our primary program is with the U.S. Army to provide diesel operated generator sets.  As discussed above, our current ten-year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets expires at the end of September 2011. As previously reported, the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders” or via the General Services Administration's GSA.gov Web site.  However, we are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

We continue to explore additional sources of revenue to reduce our dependence on the 2kW program but cannot give any assurances that these efforts will be successful or, if successful, when they will be achieved.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Strategy for additional information regarding Company strategy.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its 2kW generator products.  During fiscal year 2011, two of these suppliers accounted for 30.2% and 19.7% of material purchases, respectively.  See Note 1-B of the Notes to the Financial Statements.  We purchase these components pursuant to purchase orders and do not have long-term contracts with any of these vendors.  While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations.  However, we cannot give any assurances that these four sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

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

Approval of the Department of Defense budget does not guarantee that budgeted expenditures will actually be made and, in particular, that we will receive an award or order for a product.  Among other things, we bid for this business in competition with many defense contractors, including firms that are larger in size and have greater financial resources than we have.  Moreover, we now believe that there has been competition in part of the market for generator sets, from a larger 3kW generator set that operates more quietly than our 2kW model.  However, this 3kW generator set does not compete in the ‘man-portable’ segment of the market since it is twice as heavy.

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

Item 4.                      (RESERVED)

PART II

Item 5.                   MARKET FOR REGISTRANTS’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded over-the-counter under the symbol "DEWY.OB".

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

	Quarterly Common Stock Price Range

	Fiscal Year 2011		Fiscal Year 2010

	High	Low	High	Low
1st Quarter	2.97	1.75	2.65	1.68
2nd Quarter	2.70	1.76	2.69	2.00
3rd Quarter	2.60	1.80	2.25	2.00
4th Quarter	2.50	2.40	2.59	2.01

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2011 and 2010.  The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 21, 2011 was 362.

Item 6.                      SELECTED FINANCIAL DATA

Not applicable.

Item 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report.  Certain statements in this report may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company’s operations, markets, products, services and prices and specifically, the factors discussed below under “Company Strategy” and in Item 1 above (Business – Operational Risks).  Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

Revenues

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  These calculations require management to estimate the cost to complete open orders.  Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period.  Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal years ended June 30, 2011 and June 30, 2010 the Company had one development sub-contract for which it recognized revenues on a time and material basis.

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

Revenues in fiscal year 2011 were $930,837 lower when compared to fiscal year 2010.  The lower revenues were due to decreased production of generator sets, principally for delivery under the Company’s prime contract with the U.S. Army, and a reduction in revenues for replacement parts and short-term orders. Revenues from customer funded research and development were higher in fiscal 2011 then they were in fiscal 2010.

In fiscal year 2011, production efforts to provide the Armed Forces with 2kW and 3.5 kW diesel operated generator sets provided approximately 84% of revenues compared to approximately 83% in fiscal year 2010.  The Company’s research and development contracts provided approximately 3% of revenues in fiscal year 2011, and approximately 2% of revenues in fiscal year 2010.  Replacement parts and other short-term business including snowmaking equipment provided approximately 13% of revenues in fiscal year 2011 and approximately 15% of revenues in fiscal year 2010.

Revenues from research and development are derived primarily from various prime contracts with the Department of Defense and sub-contracts with other prime contractors with the Department of Defense.  In an effort to respond to Government requirements the Company has designed, integrated and tested diesel generator sets in the two to ten kilowatt power range.  Since 2007 the Company has also received sub-contracts to develop military-grade control systems for diesel based fuel cell reformers.  However, no assurances can be given that the Company will be awarded any additional research and development contracts or sub-contracts or that the Company will receive production orders as a result of any such contracts or subcontracts that have been completed or are currently in effect.

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

The aggregate value of the Company’s backlog of sales orders was $3.3 million on June 30, 2011 and $3.1 million on June 30, 2010.  It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2012 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $1,130,493 for fiscal year 2011 compared to a gross profit of $1,313,313 for fiscal year 2010.  The reduction in gross profit was principally the result of lower sales volume for the fiscal year. During fiscal year 2011 both the Company’s product mix and product pricing were substantially the same as they were during fiscal year 2010 while some product costs rose slightly. At the beginning of June 2011 the Company temporarily reduced operating hours by 10% in response to the reduced demand for its products. The Company resumed normal working hours in August 2011, during the first fiscal quarter of 2012.

Gross profit as a percentage of revenues in fiscal year 2011 was 15% versus 16% last year, the result of a higher proportion of 2kW generator sets being produced for delivery under the Company’s 10-year indefinite delivery, indefinite quantity contract with the U.S. Army. This contract makes a lower contribution to gross profit compared to 2kW generator sets produced for delivery to other Government sub-contractors.  Although the contract has allowed for a small annual increase in selling price, costs have increased faster than the selling price.  See “Inflation” below.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for fiscal 2011 were $1,542,187 or 21% of revenues compared to $1,607,297 or 19% of revenues in fiscal 2010.  The most significant decreases in expense were reductions in legal and professional fees of approximately $38,000, consulting services of $55,000 and group insurance of $20,000 which were partly offset by increases in bad debt expense of $21,000 and stock based compensation expense of $24,000.

Interest Expense

The Company had interest expense of $2,715 in fiscal 2011 and interest expense of $1,387 in fiscal 2010.

Other Expense-Net

Amounts reported as other expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $4,133 for fiscal year 2011 was comprised of bank charges of $2,994 and franchise taxes of $2,105, offset by interest income of $89 and miscellaneous income, primarily from the sale of scrap and favorable purchase price variances, of $677 and a gain on the sale of assets of $200.

Other expense of $5,097 for fiscal year 2010 was comprised of bank charges of $4,621 and franchise taxes of $8,128, offset by interest income of $414 and miscellaneous income, primarily from the sale of scrap, of $4,738 and a gain on the sale of assets of $2,500.

Net Loss Before Provision for Income Taxes

Net loss before income taxes for fiscal year 2011 was $418,542. For the year ended June 30, 2010 net loss before income taxes was $300,468.

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

The income tax expense for fiscal year 2011 was $0 as a result of a net loss for the fiscal year. In fiscal 2010 the Company’s income tax expense was $0, also as a result of a net loss for the fiscal year.  The Company has provided for a full valuation allowance against deferred tax assets including net loss carryforwards.

Inflation

Historically, inflation and price changes have not had a material effect on net sales and revenues and on income from continuing operations.  Management does not believe that inflation and price changes in fiscal year 2011 had a material effect on net sales and revenues.  However, beginning in fiscal year 2006 and continuing through fiscal 2011, the 2kW generator set business experienced increased costs related to metals, transportation and foreign sourced components.  The 10-year prime contract for the generator sets with the Government, awarded in 2001, has allowed for a small annual increase in selling price.  Profits on generator sets produced under this contract have been reduced as a result of costs increasing faster than the selling price.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000, described under “Financing Activities” below.  During the third quarter of fiscal 2011 the Company borrowed $250,000 against its current line of credit, which it repaid during that quarter, and in the fourth quarter of fiscal 2011 the Company again borrowed $250,000 against its line of credit and again repaid it during the same quarter.

As of June 30, 2011, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At June 30, 2011, the Company’s working capital was $1,845,621 compared to $2,215,483 at June 30, 2010.

The ratio of current assets to current liabilities was 3.51 to 1 at June 30, 2011 and 5.00 to 1 at June 30, 2010.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Years ended June 30,
	2011	2010
Net Cash provided by(used in)
Operating activities	$ (234,725)	$ 266,973
Investing activities	(68,405)	(8,062)
Financing activities	--	--

Operating Activities:

Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities in fiscal year 2011 was comprised primarily of net loss before depreciation and amortization, non-cash compensation, and an allowance for notes receivable, and increases in inventory, accounts receivable, prepaid expenses and accrued pension costs, which were partly off set by increases in accounts payable and accrued expenses and a decrease in contract costs and estimated related profits in excess of applicable billings.

Net cash provided by operating activities in fiscal year 2010 was comprised primarily of net loss before depreciation and amortization, decreases in inventory, contract costs and estimated related profits in excess of applicable billings and accounts receivable and prepaid expenses, which were partly offset by decreases in accounts payable, accrued expenses, and accrued pension expenses.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2011 and 2010, the Company expensed $130,447 and $104,671, respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as incurred.

Investing Activities:

During fiscal year 2011, net cash of $68,405 was used in investing activities.  This net amount reflects the use of $68,605 for capital expenditures, principally for demonstration and test equipment, and the receipt of $200 from the sale of assets.

During fiscal year 2010, net cash of $8,062 was used in investing activities.  This net amount reflects the use of $18,562 for capital expenditures, principally for demonstration and test equipment, and the receipt of $10,500 from the sale of assets.

Financing Activities:

The Company did not use any cash in financing activities in fiscal years 2011 and 2010, respectively.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA.  (See Note 10 of the Notes to Financial Statements in the Company’s 2010 Form 10-K).  On May 11, 2010, the Company received a notice from the Bank informing the Company that the Bank had extended this line of credit to October 31, 2011 (See Item 5 (Other Information) in Part II of the Company’s Quarterly Report for the quarter ended March 31, 2010).  As of the date of this Annual Report the Company has no outstanding debt against this line of credit.  The Company does not regard this credit facility as vital to its continued operations.

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

Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 (ASU No. 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact that ASU No. 2011-04 will have on its financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220):Presentation of Comprehensive Income which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 will not have a material impact on the Company's financial position or results of operations.

Other Accounting Standards Updates not effective until after June 30,2011 are not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company is focusing its efforts within the market for military compact diesel power generation on select product categories which management believes represent the best chances of successfully growing the Company’s business.  Although no assurances can be made that such a strategy will be successful, management believes that long-term growth can best be achieved by: 1) growing the Company’s profitability in areas where the Company already has a strong presence, 2) expanding into related markets with existing products and capabilities, and 3) further taking advantage of the Company’s strengths by expanding into related product categories.

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

As discussed in Item 1 above (Business), the Company’s 10 year indefinite quantity, indefinite delivery contract with the U.S. Army to supply 2kW generator sets expires at the end of September 2011. Deliveries of orders currently in-house are scheduled to continue through March 2012. As previously reported the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders” or via the General Services Administration's GSA.gov Web site.  Most importantly, with the expiration of the contract the Company will be able to set new pricing on future orders which could be adjusted on an annual basis.  New pricing would be restricted by defense acquisition regulations and comprehensive government auditing. However, we are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

In approaching the second and third strategic objectives described above, the Company is attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories.

Since the filing of its last Annual Report the Company has continued to act on the second strategic objective, expanding into related power markets. Using our expertise in Direct Current power generation we have designed and delivered diesel power generation systems for use on other companies’ trailer mounted military systems.  These power systems have integrated energy storage batteries and digital controls combined with traditional diesel generators.  That integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind.  These accomplishments build on the Company’s previous accomplishments with vehicle mounted auxiliary power units, and management believes it will allow the Company to further expand into related power applications while increasing its technology base.  In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under a customer funded research and development sub-contract where the Company is designing and prototyping electronic controls for diesel fuel cell systems.

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

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions affect the application of our accounting policies.  Actual results could differ from these estimates.  Our significant accounting policies are described in the Notes to the Financial Statements contained herein.  Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  The Company’s critical accounting policies and estimates include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, inventory valuation, and valuation of deferred tax assets and liabilities.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  These calculations require management to estimate the cost to complete open orders.  Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period.  Estimates are adjusted as necessary on a quarterly basis.  For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal years ended June 30, 2011 and June 30, 2010 the Company had one development sub-contract for which it recognized revenues on a time and material basis.

The Company has a defined benefit pension plan covering substantially all of its employees. Financial Accounting Standards Board (FASB) Accounting Standards Codification 715 (ASC 715), “Compensation – Retirement Benefits” provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plans.

With regard to the Company’s pension plan, the Company has assumed, based upon high quality corporate bond yields, AA rated or higher, that it’s assumed discount rate will be 5.25% in 2011, which is consistent with an assumed discount rate of 5.25% in 2010.  The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.  The assumed long-term rate of return of 5.25% on assets is applied to the market-related value of plan assets at the end of the previous year.  This produces the expected return on plan assets that is included in annual pension income or expense for the current year.  The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods.  Since the value of the Company’s pension assets at fiscal year-end 2011 was less than the accumulated pension benefit obligation, the Company recorded $7,716 as a non-cash adjustment to other comprehensive loss in stockholders’ equity and increased its long-term pension liability by $7,716.  In fiscal year 2010, the Company recorded $173,810 as a non-cash adjustment to other comprehensive loss in stockholders’ equity and increased its long-term pension liability by $173,810.  These changes to other comprehensive loss did not affect net income and are recorded net of deferred taxes.  See Note 7 of the Notes to Financial Statements for additional pension disclosures.

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

The Company reviews the carrying costs of its inventories and assesses whether the carrying costs of inventory items are likely to be recoverable. At the end of fiscal year 2011 the Company determined that no further adjustment was required to reduce inventory balances to net realizable value.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity and comprehensive income/loss and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Dewey Electronics Corporation as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP
September 26, 2011
Edison, New Jersey

The Dewey Electronics Corporation
Balance Sheets
	June 30,
ASSETS:	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$474,381	$777,511
Note receivable-net of provision for loss of $25,000	13,048	--
Accounts receivable	695,911	659,852
Inventories	721,565	553,472
Contract costs and related estimated profits in excess of billings	623,521	730,977
Prepaid expenses and other current assets	53,912	47,829

TOTAL CURRENT ASSETS	2,582,338	2,769,641

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,885,653	1,885,653
Machinery and equipment	3,247,924	3,189,648
Furniture and fixtures	259,096	257,777
	6,043,688	5,984,093
Less accumulated depreciation	(5,155,939)	(5,080,666)
	887,749	903,427

DEFERRED COSTS	65,095	65,095
TOTAL OTHER ASSETS	65,095	65,095

TOTAL ASSETS	$3,535,182	$3,738,163

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$230,018	$91,187
Accrued expenses and other liabilities	306,650	242,127
Accrued compensation and benefits payable	154,724	170,822
Accrued pension costs	45,325	50,022

TOTAL CURRENT LIABILITIES	736,717	554,158

LONG-TERM PENSION LIABILITY	533,621	525,905

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding
at June 30, 2011 and 2010	16,934	16,934
Additional paid-in capital	2,860,459	2,827,457
Retained earnings	249,337	667,879
Accumulated other comprehensive loss	(374,858)	(367,142)
	2,751,872	3,145,128
Less: Treasury stock, 331,366 shares at June 30, 2011 and 2010, at cost	(487,028)	(487,028)
TOTAL STOCKHOLDERS' EQUITY	2,264,844	2,658,100
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,535,182	$3,738,163
See notes to the financial statements.

The Dewey Electronics Corporation
Statements of Operations

	Years Ended June 30,
	2011	2010

Revenues	$7,494,099	$8,424,936

Cost of revenues	6,363,606	7,111,623

Gross profit	1,130,493	1,313,313

Selling, general and administrative expenses	1,542,187	1,607,297

Operating loss	(411,694)	(293,984)

Interest expense	(2,715)	(1,387)

Other expense – net	(4,133)	(5,097)

Loss before provision for income tax	(418,542)	(300,468)

Provision for income tax	--	--

NET LOSS	$(418,542)	$(300,468)

NET LOSS PER COMMON SHARE – BASIC	$(0.31)	$(0.22)
NET LOSS PER COMMON SHARE – DILUTED	$(0.31)	$(0.22)

Weighted Average Shares Outstanding
Basic	1,362,031	1,362,031
Diluted	1,362,031	1,362,031
See notes to the financial statements.

The Dewey Electronics Corporation

Statements of Stockholders’ Equity and Comprehensive Income/Loss
Years ended June 30, 2011 and 2010.

			Additional		Accumulated Other	Treasury stock at Cost		Total
	Common Shares	Stock Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shares	Amount	Stockholders’ Equity

Balance, June 30, 2009	1,693,397	$16,934	$2,818,589	$968,347	$(193,332)	331,366	$(487,028)	$3,123,510
Net loss	--	--	--	(300,468)	--	--	--	(300,468)

Other comprehensive loss net of tax:
Minimum pension liability
Adjustment	--	--	--	--	(173,810)	--	--	(173,810)
Comprehensive loss								(474,278)
Stock-based compensation	--	--	8,868	--	--	--	--	8,868
Balance, June 30, 2010	1,693,397	$16,934	$2,827,457	$667,879	$(367,142)	331,366	$(487,028)	$2,658,100
Net Loss	--	--	--	(418,542)	--	--	--	(418,542)

Other comprehensive loss net of tax:								--
Minimum pension liability adjustment	--	--	--	--	(7,716)	--	--	(7,716)
Comprehensive Loss								(426,258)
Stock-based compensation	--	--	33,002	--	--	--	--	33,002
Balance, June 30, 2011	1,693,397	$16,934	$2,860,459	$249,337	$(374,858)	331,366	$(487,028)	$2,264,844

See notes to financial statements

The Dewey Electronics Corporation
Statements of Cash Flows
Years ended June 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(418,542)	$(300,468)
Adjustments to reconcile net loss to net
Cash (used in)/provided by operating activities:
Depreciation	84,283	105,909
Gain on sale of asset	(200)	(2,500)
Stock-based compensation expense	33,002	8,868
Provision for inventory reserve	--	1,603
Provision for allowance for doubtful accounts	25,000	--
(Increase)/Decrease in accounts receivable and notes receivable	(74,107)	324,859
(Increase)/Decrease in inventories	(168,093)	220,246
Decrease in contract costs and related estimated
profits in excess of billings	107,456	667,408
(Increase)/Decrease in prepaid expenses and other current assets	(6,083)	2,833
Increase/(Decrease) in accounts payable	138,831	(674,064)
Increase/(Decrease) in accrued expenses and other Liabilities	48,425	(78,304)
Decrease in accrued pension costs	(4,697)	(9,417)

Total adjustments	183,817	567,441

Net cash (used in)/provided by operating activities	(234,725)	266,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(68,605)	(18,562)
Proceeds from sale of assets	200	10,500
Net cash used in investing activities	(68,405)	(8,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowings	500,000	250,000
Repayment of short term borrowings	(500,000)	(250,000)

Net cash used in financing activities	--	--

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(303,130)	258,911

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	777,511	518,600

CASH AND CASH EQUIVALENTS AT END OF YEAR	$474,381	$777,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,715	$1,387

See notes to the financial statements.

The Dewey Electronics Corporation Notes to the Financial Statements Years ended June 30, 2011 and 2010

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

A.  Revenue Recognition

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  These calculations require management to estimate the cost to complete open orders.  Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period.  Estimates are adjusted as necessary on a quarterly basis.  For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal years ended June 30, 2011 and June 30, 2010 the Company had one development sub-contract for which it recognized revenues on a time and material basis.

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

B.  Concentration Risks

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable.  The Company maintains accounts with financial institutions which exceed the current federally insured maximum of $250,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions.  The Company’s accounts receivable are principally with agencies of the United States Department of Defense.  These agencies accounted for 59.6% of the Company’s accounts receivable as of June 30, 2011. The Company also had an outstanding accounts receivable with two Department of Defense sub-contractors which accounted for 17.7% and 12.3% of the Company’s accounts receivable respectively, as of June 30, 2011.  As of June 30, 2010 various agencies of the Department of Defense accounted for 73.4% of the Company’s outstanding accounts receivable and one Department of Defense sub-contractor accounted for 10.3% of the Company’s accounts receivable.

Product Concentration Risk

The Company derives more than 80% of its revenues from the sale of 2kw portable electrical generator sets to various branches of the United States military under a long term contract and to other Department of Defense contractors.  The contract to supply generator sets to the Department of Defense is for an indefinite delivery, indefinite quantity and is subject to the Government’s standard provision for termination at the convenience of the Government. This contract allows the U.S. Army to place orders until the end of September 2011 when the contract expires.  Production traditionally occurs six to twelve months after the receipt of an order. As previously reported, the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders” or via the General Services Administration's GSA.gov Web site.  However, we are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its generator products.  During fiscal year 2011 two of these suppliers accounted for 30.2% and 19.7% of material purchases, respectively.  These same suppliers accounted for 29.1% and 22.1% of material purchases in fiscal year 2010.  No other supplier accounted for more than 10% of material purchases in fiscal years 2011 or 2010.

Customer Concentration Risks

The Company derives most of its revenues through contracts with various agencies of the Department of Defense including a long-term contract to supply portable electric generator sets (see “Product Concentration Risk” above), research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company.  The Company also provides portable electric generator sets as a sub-contractor to other prime contractors to the Department of Defense.  In fiscal year 2011 the various agencies of the Department of Defense accounted for approximately 72.2% of Company revenues.  In fiscal year 2010 the Department of Defense accounted for 76.7% of revenues.  No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2011 or 2010.

C.  Liquidity

During the year ended June 30, 2011, the Company recorded a net loss of approximately $419,000 and cash outflows from operations were approximately $235,000. The Company believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

D.  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

E.  Accounts and Notes Receivable

The Company regularly reviews its trade receivables and notes receivable for probability of collection.  An assessment of the probability of collection of delinquent accounts is made and an allowance is recorded when collection becomes uncertain. As of June 30, 2011 the Company had a $25,000 allowance against a note receivable from a customer and no allowance against its trade receivables. There was no allowance for doubtful accounts as of June 30, 2010.

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

I. Development Costs

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2011 and 2010, the Company expensed $130,447 and $104,671 respectively, of research and development costs.  Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

J.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.  If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment.  If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the year ended June 30, 2011 or in the year ended June 30, 2010.

K.  Income Taxes

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

2.  Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 (ASU No. 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact that ASU No. 2011-04 will have on its financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 will not have a material impact on the Company's financial position or results of operations.

Other Accounting Standards Updates not effective until after June 30, 2011 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	June 30,
	2011	2010

Finished goods	$ 34,240	$ 54,912
Work in progress	140,344	48,892
Raw materials	546,981	449,668
	$ 721,565	$ 553,472

4.  Contract Costs and Estimated Profits in Excess of Billings

	June 30,
	2011	2010
Costs incurred on contracts in progress	$685,574	$1,827,469
Estimated contract profit	157,745	175,673
	843,319	2,003,142
Less: billings to date	219,798	1,272,165
Contract costs and related estimated profits in excess of billings	$ 623,521	$ 730,977

5.  Stock Option Plan

On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under the plan with an exercise price no less than fair market value of the stock on the date of grant.  As of June 30, 2011, outstanding options generally are exercisable for ten years from the date of grant, except for three grants totaling 8,800 options which are exercisable for a 5-year term.  As of June 30, 2011, outstanding options have expiration dates ranging from December 12, 2012 to December 12, 2020.

The following disclosures are based on stock options granted to employees of the Company in the second quarter of fiscal 2011 (quarter ended December 31, 2010) and the third quarter of fiscal 2010 (quarter ended March 31, 2010). For the fiscal year ended June 30, 2011, the Company recorded stock option compensation expense of $33,002.  For the fiscal year ended June 30, 2010 the Company recorded stock option compensation expense of $8,868.  As of June 30, 2011 the Company had an unrecognized stock compensation expense of $11,029, which will be recognized during the first two quarters of fiscal 2012.

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

The following weighted average assumptions were used in the valuation of stock options granted in the second quarter of fiscal 2011 and third quarter of fiscal 2010.

	December 31, 2010	March 31, 2010
Expected dividend yield	--	--
Expected volatility	74.3%	70.4%
Risk-free interest rate	2.95%	3.52%
Expected life in years	7.1	6.5

Based on the assumptions in the table above, the grant date fair value of stock options granted in the second quarter of fiscal 2011 was $24,509.

Based on the assumptions in the table above, the grant date fair value of stock options granted in the third quarter of fiscal 2010 was $26,029.

The changes in the number of shares under option are as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2009	25,200	$3.09

Granted during 2010	16,000	2.30

Forfeited	(500)	1.60

Balance at June 30, 2010	40,700	$2.80

Granted during 2011	16,000	2.05

Expired	(4,000)	1.63

Balance at June 30, 2011	52,700	$2.66
Exercisable at June 30, 2011	36,700	$2.92

Also, at the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors.  The number of shares issuable upon exercise of options, which may be granted under this plan, shall not exceed 50,000 shares of common stock.  No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2011:

Outstanding and Exercisable

		Weighted Average	Weighted Average
Exercise Price	Options	Exercise Price	Remaining Life-Years
3.93	16,000	3.93	1.5
1.76	800	1.76	2.5
1.60	3,900	1.60	7.5
2.47	4,000	2.47	3.8
2.24	12,000	2.24	8.8
	36,700

As of June 30, 2011, the intrinsic value of stock options outstanding and exercisable was $5,552.

6.  Taxes on Income

Deferred tax assets and liabilities as of June 30, 2011 and 2010 consisted of the following:

Deferred Tax assets:	2011	2010
Current
Vacation accrual	$42,273	$38,035
Inventory reserve	113,348	113,348
Allowance for doubtful accounts	10,050	--
Prepaids	(6,048)	(6,783)
	159,623	144,600
Less valuation allowance	(159,623)	(144,600)
Total current deferred tax asset	--	--
Non-current
Pension	232,737	231,523
Depreciation	(769)	(8,961)
Net operating loss	887,931	774,374
	1,119,899	996,936
Less valuation allowance	(1,119,899)	(996,936)
Total non-current deferred tax Assets	--	--
Total deferred tax assets	$--	$--

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. In fiscal 2011, the Company recorded a valuation allowance against its deferred tax assets as it believes that it is more likely than not that it will not realize the tax attributes.

As of June 30, 2011, the Company has approximately $2,180,000 and $2,340,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2013 through 2031.

The reconciliation of the Federal statutory rate with the Company’s effective tax rate is summarized as follows:

	Years ended June 30,
	2011	2010
Federal statutory rate	34.00%	34.00%

Increase in valuation allowance	(32.97)	(36.68)
Other	(1.03)	2.68
Effective Rate	0.00%	0.00%

The Company adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statement. This interpretation prescribes a recognition threshold, and a measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the year ended June 30, 2011.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2011 and 2010.

The Company files corporate tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions.  The Company is subject to tax examination for fiscal tax years of 2007 through 2011.

7.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees which is qualified under the Internal Revenue Code (the Plan).  In general, employees can receive an amount per month equal to 0.8% multiplied by their years of service (up to a maximum of 35 years of service) multiplied by their average monthly earnings (based on earnings during the five years preceding retirement), up to a specified maximum of $850 per month for life assuming normal retirement at age 65.  Upon the employee’s death, 50% of the monthly benefit is payable to the employee’s spouse for life.  The Company’s policy is to contribute the amounts allowable under Internal Revenue Service regulations.

The investment policy of the Company for its pension plan is to maximize value within the context of providing benefit security for Plan participants.  The Plan assets are invested in a fixed income investment account.

The Company has assumed, based upon high quality corporate bond yields, AA rated or higher, that its assumed discount rate will be 5.25% in 2011, which is consistent with an assumed discount rate of 5.25% in 2010.  The Company's management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan's assumed long-term rate of return.

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan’s enrolled actuary.  The Company made cash contributions to the Plan of approximately $115,000 and $119,000 in fiscal years 2011 and 2010, respectively. The estimated fiscal year 2012 minimum contributions to the Plan are approximately $121,000.

The following tables provide information about changes in the benefit obligation and Plan assets and the funded status of the Company’s pension plan.

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$1,856,936	$1,541,791
Service cost	53,570	55,525
Interest cost	96,282	95,406
Actuarial loss	18,163	178,156
Benefits paid plus administrative expenses	(27,490)	(13,942)
Benefit obligation at end of year	$1,997,461	$1,856,936

Change in plan assets:
Fair value of plan assets at beginning of year	$1,281,009	$1,130,257
Actual return on plan assets	49,388	45,645
Employer contributions	115,608	119,049
Benefits paid plus administrative expenses	(27,490)	(13,942)
Fair value of plan assets at end of year	$1,418,515	$1,281,009
Funded status	(578,946)	(575,927)
Unrecognized net gain or loss	533,621	525,905
Accrued pension expense	$(45,325)	$(50,022)

Measurement Date	July 1, 2011	July 1, 2010

Weighted Average Assumptions
Discount rate	5.25%	5.25%
Expected long-term rate of return on assets	5.25%	5.25%
Rate of increase in future compensation levels	3.00%	3.00%

Set forth below is a summary of the amounts reflected in the Company’s Balance Sheet at the end of the last two fiscal years:

	June 30, 2011	June 30, 2010
Total accrued pension liability	$(578,946)	$(575,927)
Accumulated other comprehensive income, pre-tax	533,621	525,905
Net amount recognized	$(45,325)	$(50,022)

The accumulated benefit obligation for the Plan was $1,997,461 and $1,856,936 at June 30, 2011, and 2010, respectively.

Other changes in Plan assets and benefit obligations recognized in the Other Comprehensive Loss for each fiscal year are as follows:

	June 30, 2011	June 30, 2010

Change in net loss	$38,421	$194,109
Amortization of net loss	(30,705)	(20,299)
	$7,716	$173,810

Accumulated Other Comprehensive Loss consisted of the following amounts that had not, as of year end, been recognized in net benefit cost.

	June 30, 2011	June 30, 2010

Unrecognized Net Loss	$533,621	$525,905

Amounts included in Accumulated Other Comprehensive Loss as of June 30, 2010 that are expected to be recognized as a component of benefit cost during fiscal 2011 consist of amortization of net loss of $30,705.

Components of periodic pension costs as of June 30, 2011 and 2010 are as follows:

	2011	2010
Service cost-benefits earned during the period	$53,570	$55,525
Interest cost on projected benefit obligation	96,282	95,406
Expected return on plan assets	(69,646)	(61,598)
Amortization of actuarial loss	30,705	20,299

Net periodic pension cost	$110,911	$109,632

Weighted Average Assumptions for Net Periodic Pension Expense
	2011	2010
Discount Rate	5.25%	6.25%
Expected Long-term Rate of Return on Assets	5.25%	5.25%
Rate of Increase in Future Compensation Levels	3.00%	3.00%

Retirement Plan for Employees of Dewey Electronics Corporation’s weighted average asset allocations at June 30, 2011, and 2010, by asset category are as follows:

	2011	2010
Asset Category
Fixed Funds with Guaranteed Interest Rates	100%	100%
Total	100%	100%

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

The following table sets forth a summary of changes of fair value of the Retirement Plan’s Level 3 assets for the fiscal year ended June 30, 2011.

All Fixed Funds

Balance, June 30, 2010	$1,281,009
Actual return on plan assets:
On assets still held at the reporting date	48,350
On assets sold during the period	1,038
Purchases and sales	88,118
Transfers in and/or out of Level 3	--
Balance June 30, 2011	$1,418,515

The expected future payments for the years ended June 30, are as follows:

2012	$ 80,000
2013	$ 80,000
2014	$ 89,000
2015	$ 98,000
2016	$ 111,000
Five years thereafter	$ 740,000

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income/loss per common share computations.  Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such shares are 52,700 and 40,700, respectively, for the years ended June 30, 2011 and 2010.

	Year Ended June 30, 2011
	Loss	Shares	Per Share Amount
Basic net loss per common share	$(418,542)	1,362,031	$	(0.31)
Effect of dilutive securities	--	--		--
Diluted net loss per common share	$(418,542)	1,362,031		$(0.31)

	Year Ended June 30, 2010
	Loss	Shares	Per Share Amount
Basic net loss per common share	$(300,468)	1,362,031	$	(0.22)
Effect of dilutive securities	--	--		--
Diluted net loss per common share	$(300,468)	1,362,031		$(0.22)

9.  Other Expense - Net

Other Expense - Net consists of the following for the years ended June 30:

	2011	2010
Sales of scrap and miscellaneous income/(expense) – net	$(4,222)	$(5,511)
Interest income	89	414
	$(4,133)	$(5,097)

10.  Credit Facility

On April 27, 2009, the Company entered into a $500,000 Revolving Term Note and related Loan and Security Agreement (collectively, the “Line of Credit”) with TD Bank, NA (the “Bank”) with an initial term expiring May 5, 2010. On May 11, 2010 the Company was notified that the term had been extended until October 31, 2011. As of June 30, 2011 there were no outstanding borrowings against the Line of Credit.  The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent with a minimum interest rate of 4.25% and is subject to customary representations, covenants, and default provisions in favor of the bank.  Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property.

Item 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2011, the design and operation of the Company's disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2011 based on those criteria issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.                  OTHER INFORMATION

None

PART III

Item 10.                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

The Company’s Code of Ethics is available at our website at www.deweyelectronics.com

Item 11.                     EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

Equity Compensation Plan Information as of June 30, 2011

	(a)	(b)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category

Equity compensation plans approved by security holders	52,700	$2.6582	59,800

Equity compensation plans not approved by security holder	--	--	--

Total	52,700	$2.6582	59,800

Item 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

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

DATE:        September 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John H.D. Dewey                                                  Date:  September 26, 2011
John H.D. Dewey                                                        Director

/s/ James M. Link                                                        Date:  September 26, 2011
James M. Link                                                      Director

/s/ Nathaniel Roberts                                                  Date:  September 26, 2011
Nathaniel Roberts                                                        Director

/s/ John B. Rhodes                                                      Date:  September 26, 2011
John B. Rhodes                                                            Director

/s/ Ron Tassello                                                           Date:  September 26, 2011
Ron Tassello                                                                 Director

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are filed as part of this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number			Page No.
3	(a)-	Certificate of Incorporation as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.	--
3	(b)-	By Laws as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.
10	(a)-	2001 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.	--
10	(b)-	Amendment and Restatement of the 1998 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.	--
10	(c)-	Form of Grant Letter for the 1998 Stock Option Plan. This item was filed as part of the Registrant’s Form 10-K for the year ended June 30, 2010 and is herein incorporated by reference
10	(d)-

Revolving Term Note made by the Dewey Electronics Corporation in favor of  TD Bank, NA dated April 20, 2009.  This item was filed with the  Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein  incorporated by reference.

10	(e)-

Loan and Security Agreement between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009.  This item was filed with the Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein incorporated by reference.

10	(f)-

Commercial Mortgage and Security Agreement and Assignment of Leases and  Rents between The Dewey Electronics Corporation and TD Bank, NA dated  April 20, 2009.  This item was filed with the Registrant’s Form 10-Q for  the period ended March 31, 2009 and is herein incorporated by reference.

10	(g)-	Letter from TD Bank Dated May 10, 2010 extending line of credit. This item was filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2010 and is herein incorporated by reference.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--
31.2		Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	--
32.2		Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--