Form 10-Q
period 2011-09-30
DEWEY ELECTRONICS CORP
filed 2011-11-10
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2011


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

                                          1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,362,031 at November 4, 2011.


THE DEWEY ELECTRONICS CORPORATION


INDEX



                                                                  Page No.

Part I  Financial Information

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -
         September 30, 2011(unaudited) and June 30, 2011              4

         Condensed Statements of Operations -
         Three-months Ended September 30, 2011
         and 2010 (unaudited)                                         5

         Condensed Statements of Cash Flows for
         the Three-months Ended September 30, 2011
         and 2010 (unaudited)                                         6

       Notes to Condensed Financial Statements (unaudited)            7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  13

Item 4.  Controls and Procedures                                     19

Part II  Other Information


Item 6.  Exhibits                                                    20





PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

                                           SEPTEMBER 30,      JUNE 30,
                                               2011             2011
ASSETS:                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                $  425,065         $  474,381
  Note receivable-net of provision for
   loss of $25,000 at September 30, 2011
   and June 30, 2011                            3,138             13,048
  Accounts receivable                         625,964            695,911
  Inventories                                 670,392            721,565
  Contract costs and related estimated
   profits in excess of billings              524,233            623,521
  Prepaid expenses and other current assets    35,696             53,912
                                           __________           ________

      TOTAL CURRENT ASSETS                  2,284,488          2,582,338
                                           __________          _________

PLANT, PROPERTY AND EQUIPMENT:
  Land and improvements                       651,015            651,015
  Building and improvements                 1,930,119          1,885,653
  Machinery and equipment                   3,271,583          3,247,924
  Furniture and fixtures                      263,030            259,096
                                           __________          _________
                                            6,115,747          6,043,688
Less accumulated depreciation               5,170,670          5,155,939
                                           __________          _________
                                              945,077            887,749
                                           __________          _________

DEFERRED COSTS                                 65,095             65,095
                                           __________          _________

TOTAL ASSETS                               $3,294,660         $3,535,182
                                           ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Note payable - current portion           $   14,822        $        --
  Trade accounts payable                      190,720            230,018
  Accrued expenses and other liabilities      210,760            306,650
  Accrued compensation and benefits
   Payable                                    139,694            154,724
  Accrued pension costs                        51,969             45,325
                                           __________        ___________

    TOTAL CURRENT LIABILITIES                 607,965            736,717
                                           __________        ___________

LONG-TERM PORTION OF NOTE PAYABLE              28,409                 --
                                           __________        ___________


LONG-TERM PENSION LIABILITY                   533,621            533,621
                                           __________        ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
   authorized  250,000 shares, issued
   and outstanding-none                            --                 --
  Common stock, par value $.01; authorized
   3,000,000 shares; 1,693,397 shares
   issued and 1,362,031 shares outstanding
   at September 30, 2011 and June 30, 2011     16,934             16,934
  Additional paid-in capital                2,867,154          2,860,459
  Retained earnings                           102,463            249,337
  Accumulated other comprehensive loss       (374,858)          (374,858)
                                           __________        ___________
                                            2,611,693          2,751,872
Less: Treasury stock 331,366 shares
   at cost                                   (487,028)          (487,028)
                                           __________        ___________


  TOTAL STOCKHOLDERS' EQUITY                2,124,665          2,264,844
                                           __________        ___________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $3,294,660         $3,535,182
                                           ==========        ==========


See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                            THREE-MONTHS ENDED
                                              SEPTEMBER 30,
                                            2011         2010

Revenues                                $1,739,335    $1,615,483

Cost of revenues                         1,535,750     1,349,383
                                        __________    __________

Gross profit                               203,585       266,100

Selling, general & administrative          350,058       391,684
                                        __________    __________

Operating Loss                            (146,473)     (125,584)

   Interest expense                             --            --

   Other income/(expense)  net                (401)        1,319
                                        __________     _________

Loss before income taxes                  (146,874)     (124,265)

Provision for income tax                        --            --
                                       ___________     _________

NET LOSS                                 $(146,874)    $(124,265)
                                       ===========     =========




NET LOSS PER COMMON SHARE-BASIC           $(0.11)      $(0.09)
NET LOSS PER COMMON SHARE-DILUTED         $(0.11)      $(0.09)



Weighted average number of shares
outstanding:
   Basic                                1,362,031    1,362,031
   Diluted                              1,362,031    1,362,031

See accompanying notes to condensed financial statements


THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                               THREE-MONTHS ENDED
                                                  SEPTEMBER 30,
                                           2011            2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $(146,874)    $(124,265)
                                         _________     _________
Adjustments to reconcile net loss to
  Net cash (used in)/provided by
   operating activities:
   Depreciation                             14,731        20,130
   Stock based compensation expense          6,695         6,507
   Decrease/(increase) in accounts
     receivable and notes  receivable       79,857      (122,930)
   Increase in allowance for doubtful
     Accounts                                   --       $25,000
   Decrease/(increase) in inventories       51,173      (245,520)
   Decrease in contract costs and
     related estimated profits in
     excess of billings                     99,288        46,649
   Decrease/(increase) in prepaid
     expenses and other current assets      18,216        (5,965)
   (Decrease)/increase in trade
     accounts payable                      (39,298)      375,949
   (Decrease) in accrued expenses and
     other liabilities                    (110,920)      (88,712)
   Increase/(decrease) in accrued
     pension costs                           6,644       (33,783)
                                          ________       _______
   Total adjustments                       126,386       (22,675)
                                          ________       _______


NET CASH USED IN OPERATING ACTIVITIES      (20,488)     (146,940)
                                          ________      ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and
    Equipment                              (72,059)       (4,494)
                                          ________      ________

NET CASH USED IN INVESTING ACTIVITIES      (72,059)       (4,494)
                                          ________      ________

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowings                           --            --
Repayment of short term borrowings              --            --
Proceeds from long term debt                44,466            --
Repayment of long term debt                 (1,235)           --
                                          ________      ________


NET CASH FROM FINANCING ACTIVITIES          43,231            --
                                          ________      ________


NET DECREASE IN CASH AND CASH
  EQUIVALENTS                              (49,316)     (151,434)



CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                474,381        777,511
                                          ________      _________


CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                $  425,065     $  626,077
                                        ==========     ==========


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

      Interest paid                     $       --     $       --
                                        ==========     ==========


See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Significant Accounting Policies
-------------------------------------

Basis of Presentation
---------------------
The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the "2011 Form 10-K").

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2011, and the results of operations and cash flows for the three-months then ended. The results of operations and cash flows for the period ended September 30, 2011 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2012.

As of September 30, 2011, there have been no material changes to any of the significant accounting policies described in our 2011 Form 10-K.

Liquidity
---------
The Company has experienced recurring losses from operations and net cash outflows from operations in recent quarters. In addition, as previously reported, the Company's 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2011. Prior to the expiration of the contract the Company received a final delivery order in the amount of $7.9 million with deliveries scheduled through September 2013. The U.S Army has announced that it no longer plans to issue a new multiple year indefinite delivery, indefinite quantity fixed price contract and will transfer the 2kW program to a 'sustainment' command.

The Company anticipates that the Government will continue to require these generators, which can be ordered under individual "Purchase Orders" or via the General Services Administration's GSA.gov Web site. We are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under "Financing Activities" in the Management's Discussion and Analysis section of this Form 10-Q.

Management believes that the Company's current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

Revenue Recognition
-------------------
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development sub-contract for which it recognizes revenues on a time and material basis.

The Company uses the percentage-of-completion method to recognize revenues for its replacement parts and other short term business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods. Revenues and earnings for all other orders for replacement parts and other short term business (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

2. Accounting Standards Updates
-------------------------------

Accounting Standards Updates Not Yet Effective
----------------------------------------------
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 (ASU No. 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact that ASU No. 2011-04 will have on its financial position and results of operations.

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

Other Accounting Standards Updates not effective until after September 30, 2011 are not expected to have a significant effect on the Company's financial position or results of operations.

3.  Inventories
---------------
Inventories consist of:

                          September 30, 2011        June 30, 2011

Finished Goods                 $23,123                 $34,240
Work In Progress               184,651                 140,344
Raw Materials                  462,618                 546,981
                              ________                ________
Total                         $670,392                $721,565
                              ========                ========

4.  Taxes on Income
===================
The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,125,000 and $214,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2013.
In the three month period ended September 30, 2011 these federal and state net deferred tax assets increased by approximately $50,000 and $9,000, respectively, as a result of a net loss for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. All outstanding stock options were excluded from the computation of earnings per share due to their anti-dilutive effect, the result of a net loss in the three month periods ended September 30, 2011 and September 30, 2010. For the three-months ended September 30, 2011 and September 30, 2010, respectively, the number of shares excluded from the calculation were 62,500 and 36,700 respectively.



                         Three-months Ended September 30,
                               2011                     2010
                                     Per                           Per
               Net Loss     Shares   Share   Net Loss   Shares     Share
                                     Amount                        Amount

Basic
 Net
 (loss)
 Per
 Common
 Share        $(146,874)  1,362,031  $(.11)  $(124,265)  1,362,031  $(.09)

Effect
 Of
 dilutive
 Securities         --           --     --          --          --     --
              ________     ________   ____    ________   _________  _____

Diluted
 Net
 (loss)
 Per
 Common
 Share       $(146,874)  1,362,031   $(.11)  $(124,265)  1,362,031  $(.09)
             =========   =========   =====   =========   =========  =====

6.  Stock Option Plan
---------------------
On December 2, 1998, the Employee Stock Option Committee adopted a Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees. Incentive stock options have been granted under the plan with an exercise price no less than fair market value of the stock on the date of grant. Outstanding options generally are exercisable for ten years from the date of grant, except for four grants totaling 13,500 options which are exercisable for a 5-year term. Outstanding options have expiration dates ranging from December 12, 2012 to September 21, 2021.

The following disclosures are based on stock options granted to employees of the Company in the first quarter of fiscal 2012 (quarter ended September 30, 2011). For the three months ended September 30, 2011, the Company recorded stock option compensation expense of $6,695. For the three months ended September 30, 2010, the Company recorded stock option compensation expense of $6,507.

For the full fiscal year ending June 30, 2012, the Company expects approximately $20,113 in stock option compensation expense based on stock options already granted and assuming no further option grants during the remainder of the fiscal year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants (if any) during the remainder of the year as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

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

The following weighted average assumptions were used in the valuation of stock options granted in the first quarter of fiscal 2012.


                                      September 30, 2011

Expected dividend yield                             --
Expected volatility                               76.8%
Risk-free interest rate                            1.27%
Expected life in years                             6.0


Based on the assumptions in the table above, the grant date fair value of stock options granted in the first quarter of fiscal 2012 was $11,354.

Stock option transactions for the Company's employee stock options plans for the quarter ended September 30, 2011 are as follows:



                                                     Weighted
                                                     Average
                                    Shares         Exercise Price

Beginning balance                   52,700            $2.66
Granted                              9,800             1.63
Exercised                               --               --
Cancelled or expired                    --               --
                                    ______            _____
Ending balance                      62,500             2.50
                                    ======            =====
Options exercisable at end
  of period                         36,700             2.92
                                    ======            =====


7. Long Term Debt
----------------
In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to upgrade facility lighting. The loan is secured by the physical assets financed under this loan. As of the date of this Quarterly Report the Company has an outstanding balance of $43,231 on this note.


8. Line of Credit
-----------------
On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA. (See Note 10 of the Notes to Financial Statements in the Company's Form 10-K for the fiscal year ended June 30, 2011). On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000 and extended this line of credit to November 30, 2012. No other terms of the Company's April 27, 2009 revolving term note to TD Bank were changed. (See Item 5 (Other Information) in Part II of this Quarterly Report.) As of the date of this Quarterly Report the Company has no outstanding debt against this line of credit. The Company does not regard this credit facility as vital to its continued operations.

THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company's 2011 Form 10-K. Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934.
All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company's operations, markets, products, services and prices and, specifically, the factors discussed below under "Financing Activities", and "Company Strategy" and in Item 1 (Description of Business) of the Company's 2011 Form 10-K under the subheading "Operational Risks". Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Critical Accounting Policies and Estimates
------------------------------------------
The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company's critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company's 2011 Form 10-K.

Results of Operations - Revenues
--------------------------------
Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company's indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual "Delivery Orders" which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development sub-contract for which it recognizes revenues on a time and material basis.

The Company uses the percentage-of-completion method to recognize revenues for its replacement parts and other short term business when the dollar amount of the order to be delivered in a future period or periods is material, and the duration of the work will span multiple reporting periods. Revenues and earnings for all other orders for replacement parts and other short term business (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Revenues for the first quarter of fiscal year 2012, the three month period ended September 30, 2011, were $123,852 higher when compared to the same period in 2010. The increase in revenues was due to increased production of generator sets for delivery under the Company's 10 year indefinite delivery/indefinite quantity contract with the U.S. Army and an increase in customer funded research and development. These increases were partly offset by a reduction in revenues from production of generator sets for delivery to other government contractors and sales of replacement parts and other short-term business when compared to the same period in fiscal year 2011.

For the three months ended September 30, 2011 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 84% of revenues compared to approximately 87% in the first quarter of fiscal year 2011 (quarter ended September 30, 2010). Replacement parts and other short-term business provided approximately 10% of revenues in the first quarter of fiscal year 2012 and approximately 13% of revenues in the same period of fiscal 2011. Revenues from research and development contracts provided approximately 6% of revenues in the first quarter of fiscal 2012. The Company realized no revenues from research and development contracts in the first quarter of fiscal 2011.

The aggregate value of the Company's backlog of sales orders was $10.0 million on September 30, 2011, primarily the result of the receipt in September of a final delivery order in the amount of $7.9 million under the Company's contract to supply the U.S. Army with 2kW generator sets. The Company's backlog of sales orders was $4.2 million on September 30, 2010. It is estimated that substantially all of the present backlog will be billed during the next 24 months and be recognized as fiscal year 2012 and 2013 revenues.

Gross Profit
------------
Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs. The Company earned a gross profit of $203,585 for the three months ended September 30, 2011 compared to a gross profit of $266,100 for the same period in 2010. The reduction in gross profit was a result of a higher proportion of revenues from production of generators for delivery under the Company's prime contract with the U.S. Army, which generate a lower gross profit than other lines of business, as well as increases in material costs, and higher initial production costs for a new accessory for 2kW generators which resulted in lower margins in the Company's replacement parts and other short term business. Partly offsetting these lower margins were increased gross profits from an increase in revenues from customer funded research and development work. As a result, gross profit as a percentage of revenues in the first three months of fiscal year 2012 decreased when compared to the same period last year.

The Company experienced decreased demand for its 2kW generator sets during the first quarter of fiscal 2012 and temporarily reduced operating hours by 10% at the beginning of the fourth quarter of its fiscal year ended June 30, 2011 and continued to operate with reduced operating hours through August 2011. The Company returned to normal operating hours at the end of August 2011, during the first fiscal quarter of 2012.

Selling, General and Administrative Expenses
-------------------------------------------
Selling, General and Administrative Expenses for the first three months of fiscal 2012 were $350,058 or 20% of revenues compared to $391,684 or 24% of revenues in the first three months of fiscal 2011. The most significant reductions in expense and their approximate amounts were in company sponsored research and development ($20,000), bad debt expense ($20,000), and marketing expense ($20,000), all of which were partly offset by an increase in legal and professional fees of $14,000.

Interest Expense
----------------
The Company had no interest expense in the three month periods ended September 30, 2011 and September 30, 2010 respectively.

Other Expense/Income - Net
--------------------------
Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $401 for the three months ended September 30, 2011 was comprised primarily of franchise taxes and miscellaneous bank fees, partly offset by interest income and scrap sales.

Other income of $1,319 for the three months ended September 30, 2010 was comprised primarily of sales of scrap material and interest income, partially offset by miscellaneous bank fees.

Loss before income taxes
------------------------
Loss before income taxes for the three months ended September 30, 2011 was $146,874 and $124,265 for the three months ended September 30, 2010.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,125,000 and $214,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2013.
In the three month period ended September 30, 2011 these federal and state net deferred tax assets increased by approximately $50,000 and $9,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources
-------------------------------
Historically, the Company's capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under "Financing Activities" below.

As of September 30, 2011, the Company had no material capital expenditure commitments. Management believes that the Company's current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At September 30, 2011, the Company's working capital was $1,676,523 compared to $2,113,361 at September 30, 2010.

The ratio of current assets to current liabilities was 3.76 to 1 at September 30, 2011 and 3.62 to 1 at September 30, 2010.

The following table is a summary of the Statements of Cash Flows in the Company's Financial Statements:

                                   Three Months ended September 30,
                                          2011            2010

Net cash provided by(used in)
  Operating activities                $  (20,488)      $  (146,940)
  Investing activities                   (72,059)           (4,494)
  Financing activities                    43,231                --


Operating Activities:
--------------------
Adjustments to reconcile net income to net cash used in operations are presented in the Condensed Statements of Cash Flows in the Company's Financial Statements.

Net cash used in operating activities in the three-month period ended September 30, 2011 was comprised primarily of net loss before depreciation and amortization and non-cash compensation expense, and decreases in accounts payable and accrued expenses partly offset by decreases in accounts receivable, inventories, contract costs and estimated related profits in excess of applicable billings, and prepaid expenses, and an increase in accrued pension costs.

Net cash used in operating activities in the three-month period ended September 30, 2010 was comprised primarily of net loss before depreciation and amortization and non-cash compensation expense, and increases in accounts receivable, allowance for doubtful accounts, inventories, and prepaid expenses and decreases in accrued expenses and other liabilities, and accrued pension costs. These were partly offset by a decrease in contract costs and estimated related profits in excess of applicable billings and an increase in trade accounts payable and other accrued expenses.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the three month period ended September 30, 2011 and September 30, 2010, the Company expensed $11,515 and $31,061 respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:
--------------------
During the first three months of fiscal 2012, net cash of $72,059 was used in investing activities. The entire amount was used for capital expenditures, principally for the replacement and upgrade of facility lighting and the acquisition of additional demonstration and test equipment.

During the first three months of fiscal 2011, net cash of $4,494 was used in investing activities. The entire amount was used for capital expenditures, principally for demonstration and test equipment.

Financing Activities:
--------------------
In August 2011, the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to upgrade facility lighting. The loan is secured by the physical assets financed under this loan. As of the date of this Quarterly Report the Company has an outstanding balance of $43,231 on this note. The Company did not use any cash in financing activities during the three month period 2010.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA. (See Note 10 of the Notes to Financial Statements in the Company's Form 10-K for the fiscal year ended June 30, 2011). On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000 and extended this line of credit to November 30, 2012. No other terms of the Company's April 27, 2009 revolving term note to TD Bank were changed. (See Item 5 (Other Information) in Part II of this Quarterly Report.) As of the date of this Quarterly Report the Company has no outstanding debt against this line of credit. The Company does not regard this credit facility as vital to its continued operations.

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

Accounting Standards Updates
----------------------------
Refer to Note 2. Accounting Standards Updates in the Notes to the Condensed Financial Statements section of this Quarterly Report.

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

The Company is focusing its efforts within the market for military compact diesel power generation on select product categories which management believes represent the best chances of successfully growing the Company's business. Although no assurances can be made that such a strategy will be successful, management believes that long-term growth can best be achieved by: 1) growing the Company's profitability in areas where the Company already has a strong presence, 2) expanding into related markets with existing products and capabilities, and 3) further taking advantage of the Company's strengths by expanding into related product categories.

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

The Company's 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2011. Deliveries of orders received prior to the expiration of the contract are scheduled to continue through September 2013. As previously reported the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual "Purchase Orders" or via the General Services Administration's GSA.gov Web site. Most importantly, with the expiration of the contract the Company will be able to set new pricing on future orders which could be adjusted on an annual basis. New pricing would be restricted by defense acquisition regulations and comprehensive government auditing. However, we are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

In approaching the second and third strategic objectives described above, the Company is attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories.

In recent months the Company has continued to act on the second strategic objective, expanding into related power markets. Using our expertise in Direct Current power generation we have designed and delivered diesel power generation systems for use on other companies' trailer mounted military systems. These power systems have integrated energy storage batteries and digital controls combined with traditional diesel generators. That integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind. These accomplishments build on the Company's previous accomplishments with vehicle mounted auxiliary power units, and management believes it will allow the Company to further expand into related power applications while increasing its technology base. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under a customer funded research and development sub-contract where the Company is designing and prototyping electronic controls for diesel fuel cell systems.

In the near term, a return to profitability and broadening the line of product offerings are the Company's primary objectives. The development subcontract described above as well as internal Company sponsored development efforts contribute to this goal. The Company is continuing to pursue possible partnering and sub-contracting relationships with other companies and defense contractors that leverage the Company's current expertise and technology in generators and auxiliary power units.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2011, the design and operation of the Company's disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 5.  Other Information

(a) On November 2, 2011, the Company and TD Bank entered into a modification of the Company's line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000 and extended this line of credit to November 30, 2012. See Note 8. Line of Credit in the Notes to the Condensed Financial Statements section of this Quarterly Report. As of the date of this Quarterly Report, the Company has no outstanding debt against this line of credit. The terms of the line of credit are otherwise unchanged and provide among other things for an annual interest rate on borrowings equal to TD Bank's prime rate plus one (1.00) percent with a minimum interest rate of 4.25% and are subject to customary representations, covenants, and default provisions in favor of TD Bank. Any loans drawn under the line of credit are secured by a first lien on all of the Company's accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company's real property.



Item 6.  Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE DEWEY ELECTRONICS CORPORATION




                                /s/ John H.D. Dewey
Date:  November 10, 2011        John H.D. Dewey
                                President and Chief Executive Officer




                                /s/ Stephen P. Krill
Date:  November 10, 2011        Stephen P. Krill
                                Treasurer




THE DEWEY ELECTRONICS CORPORATION


INDEX TO EXHIBITS




The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.



Number


10.1 Modification Agreement dated as of October 31, 2011 between The Dewey Electronics Corporation and TD Bank, N.A.

10.2 Amended and Restated Revolving Term Note made by The Dewey
Electronics Corporation in  favor of TD Bank, NA dated October 31, 2011

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



