Form 10-Q
period 2011-12-31
DEWEY ELECTRONICS CORP
filed 2012-02-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to____________

Commission File No. 0-2892

THE DEWEY ELECTRONICS CORPORATION

A New York Corporation	I.R.S. Employer Identification No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700

Indicate by check mark whether the registrant has(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at February 8, 2012.

THE DEWEY ELECTRONICS CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2011	2011
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$636,802	$474,381
Note receivable-net of provision for loss of $18,093 at December 31, 2011 and $25,000 at June 30, 2011	--	13,048
Accounts receivable	408,490	695,911
Inventories	659,295	721,565
Contract costs and related estimated profits in excess
of billings	1,142,090	623,521
Prepaid expenses and other current assets	45,280	53,912

TOTAL CURRENT ASSETS	2,891,957	2,582,338

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,930,119	1,885,653
Machinery and equipment	3,279,265	3,247,924
Furniture and fixtures	263,030	259,096
	6,123,429	6,043,688
Less accumulated depreciation	5,185,402	5,155,939
	938,027	887,749

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$3,895,079	$3,535,182

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Notes payable – Current portion	$289,822	$--
Trade accounts payable	520,526	230,018
Accrued expenses and other liabilities	173,490	306,650
Accrued compensation and benefits payable	134,387	154,724
Accrued pension costs	58,612	45,325
TOTAL CURRENT LIABILITIES	1,176,837	736,717

LONG-TERM PORTION OF NOTE PAYABLE	24,679	--

LONG-TERM PENSION LIABILITY	533,621	533,621

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none,	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at December 31, 2011 and June 30, 2011	16,934	16,934
Additional paid-in capital	2,874,894	2,860,459
Retained earnings	130,000	249,337
Accumulated other comprehensive loss	(374,858)	(374,858)
	2,646,970	2,751,872
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,159,942	2,264,844
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,895,079	$3,535,182

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED DECEMBER 31		SIX-MONTHS ENDED DECEMBER 31,
	2011	2010	2011	2010
REVENUES	$2,554,128	$1,953,281	$4,293,463	$3,568,764

Cost of revenues	2,181,331	1,661,562	3,717,081	3,010,945

Gross profit	372,797	291,719	576,382	557,819

Selling, general and administrative	343,331	445,747	693,389	837,431

Operating Income/(Loss)	29,466	(154,028)	(117,007)	(279,612)

Interest expense	502	--	502	--

Other income/(expense)– net	(1,427)	(1,135)	(1,828)	184

Income/(Loss) before income taxes	27,537	(155,163)	(119,337)	(279,428)

Provision for income tax	0	0	0	0

Net Income/(Loss)	$27,537	$(155,163)	$(119,337)	$(279,428)

NET INCOME/(LOSS) PER COMMON SHARE-BASIC	$.02	$(0.11)	$(0.09)	$(0.21)
NET INCOME/(LOSS) PER COMMON SHARE-DILUTED	$.02	$(0.11)	$(0.09)	$(0.21)

Weighted average number of shares Outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,362,732	1,362,031	1,362,031	1,362,031

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX-MONTHS ENDED
	DECEMBER 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(119,337)	$(279,428)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation	29,463	40,260
Stock based compensation expense	14,435	14,240
Decrease/(increase) in accounts receivable and notes receivable	307,376	(73,505)
(Decrease)/increase in allowance for doubtful accounts	(6,907)	25,000
Decrease/(increase) in inventories	62,270	(131,650)
(Increase)/decrease in contract costs and related
estimated profits in excess of billings	(518,569)	117,567
Decrease in prepaid expenses and
other current assets	8,632	770
Increase in trade accounts payable	290,508	263,223
(Decrease) in accrued expenses and other liabilities	(153,497)	(21,077)
Increase/(decrease) in accrued pension costs	13,287	(36,661)
Total adjustments	46,998	198,167

NET CASH USED IN OPERATING ACTIVITIES	(72,339)	(81,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(79,741)	(4,494)

NET CASH USED IN INVESTING ACTIVITIES	(79,741)	(4,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowings	275,000	--
Repayment of short term borrowings	--	--
Proceeds from long term debt	44,466
Repayment of long term debt	(4,965)	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	314,501	--

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	162,421	(85,755)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	474,381	777,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$636,802	$691,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$502	$--

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”)for interim reporting.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting.  The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Form 10-K”).

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of December 31, 2011, and the results of operations for the three months and six months then ended and cash flows for the six-months then ended.  The results of operations and cash flows for the period ended December 31, 2011 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2012.

As of December 31, 2011, there have been no material changes to any of the significant accounting policies described in our 2011 Form 10-K.

Liquidity

The Company has experienced recurring losses from operations and net cash outflows from operations in recent quarters. In addition, as previously reported, the Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2011. Prior to the expiration of the contract the Company received a final delivery order in the amount of $7.9 million with deliveries scheduled through September 2013. The U.S Army has announced that it no longer plans to issue a new multiple year indefinite delivery, indefinite quantity fixed price contract and will transfer the 2kW program to a 'sustainment' command.

The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders”. The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels. We are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit described under “Financing Activities” in the Management’s Discussion and Analysis section of this Form 10-Q.

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

2.  Accounting Standards Updates

Accounting Standards Updates Not Yet Effective

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

Other Accounting Standards Updates not effective until after December 31, 2011 are not expected to have a significant effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	December 31, 2011	June 30, 2011

Finished Goods	$21,767	$34,240
Work In Progress	126,752	140,344
Raw Materials	510,776	546,981
Total	$659,295	$721,565

4.  Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,115,000 and $212,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2013.  In the six month period ended December 31, 2011 these federal and state net deferred tax assets increased by approximately $41,000 and $7,000, respectively, as a result of a net loss for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations.  Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. For the three-months ended December 31, 2011 48,000 shares were excluded due to the exercise price of the options exceeding the average share price for the quarter. For the three months ended December 31, 2010, 52,700 shares were excluded as a result of their anti-dilutive effect on the net loss for the period.

For the six-month period ended December 31, 2011 and December 31, 2010, the number of shares excluded from the calculation were 62,500 and 52,700 respectively as a result of their anti-dilutive effect on the net loss for those periods.

	Three-months Ended December 31,
	2011			2010
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net income/(loss)
per common share	$27,537	1,362,031	$.02	$(155,163)	1,362,031	$(.11)

Effect of dilutive Securities	--	701	--	--	--	--
Diluted net income/(loss) per common share	$27,537	1,362,732	$.02	$(155,163)	1,362,031	$(.11)

	Six-months Ended December 31,
	2011			2010
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net income/(loss)
per common share	$(119,337)	1,362,031	$(.09)	$(279,428)	1,362,031	$(.21)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net income/(loss) per common share	$(119,337)	1,362,031	$(.09)	$(279,428)	1,362,031	$(.21)

6.  Stock Option Plan

On September 22, 2011, the Board of Directors of the Company adopted the Company’s 2011 Stock Option Plan (the “2011 Plan” or the “Plan”), subject to shareholder approval. On December 8, 2011 the shareholders of the Company approved the Plan. Under the Plan options to purchase a maximum of 133,000 shares of common stock may be granted to executives and key employees. Such options may be either incentive stock options or non-qualified options and must be granted with an exercise price no less than the fair market value of the stock on the date of the grant. A copy of the 2011 Plan is set forth as Exhibit A to the Company’s 2011 proxy statement. No stock options have been granted under the plan.

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under the plan with an exercise price no less than fair market value of the stock on the date of grant.  Outstanding options generally are exercisable for ten years from the date of grant, except for four grants totaling 13,500 options which are exercisable for a 5-year term.  Outstanding options have expiration dates ranging from December 12, 2012 to September 21, 2021. No additional options may be granted under this plan.

The following disclosures are based on stock options granted to employees of the Company in the first quarter of fiscal 2012 (quarter ended September 30, 2011) and the second quarter of fiscal 2011 (quarter ended December 31, 2010). There were no stock options granted in the second quarter of fiscal 2012.  For the three months ended December 31, 2011, the Company recorded stock option compensation expense of $7,740.  For the three months ended December 31, 2010, the Company recorded stock option compensation expense of $7,733. For the six months ended December 31, 2011, the Company recorded stock option compensation expense of $14,435 compared to stock option compensation expense of $14,240 for the six month period ended December 31, 2010.

For the full fiscal year ending June 30, 2012, the Company expects approximately $20,113 in stock option compensation expense based on stock options already granted and assuming no further option grants during the remainder of the fiscal year.  However, our assessment of the estimated compensation expense will be affected by the number of stock options actually granted (if any) during the remainder of the year as well as the number of outstanding options that are forfeited.

Estimating stock option compensation expense requires assumptions regarding a number of complex and subjective variables. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected volatility of the Company’s stock price, expected employee option exercise behaviors, risk free interest rate over the option’s expected term, and the annual dividend yield. Compensation cost is recognized over the vesting period of the option using the straight line method.

The Company used its historical stock price volatility to compute the expected volatility for purposes of valuing stock options issued.  The period used for the historical stock price corresponded to the expected term of the options and was between five and ten years.  The expected dividend yield is based on the Company’s practice of not paying dividends.  The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date.  The expected life in years is based on historical actual stock option exercise experience and assumes that no options will be forfeited.

The following weighted average assumptions were used in the valuation of stock options granted in the first quarter of fiscal 2012.

September 30, 2011
Expected dividend yield	--
Expected volatility	76.8%
Risk-free interest rate	1.27%
Expected life in years	6.0

Based on the assumptions in the table above, the grant date fair value of stock options granted in the first quarter of fiscal 2012 was $11,354.

Stock option transactions for the Company’s employee stock option plans for the three and six months ended December 31, 2011 are as follows:

	December 31, 2011
	Three Months		Six Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	62,500	2.50	52,700	2.66
Granted	--	--	9,800	1.63
Exercised	--	--	--	--
Cancelled or expired	--	--	--	--
Ending balance	62,500	2.50	62,500	2.50
Options exercisable at end of period	52,700	2.66	52,700	2.66

7.  Notes Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of December 31, 2011 the Company had an outstanding balance of $39,501 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA.  On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended this line of credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to TD Bank were changed. As of December 31, 2011 the Company had $275,000 of outstanding debt against this line of credit. The Company does not regard this credit facility as vital to its continued operations.

THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company’s 2011 Form 10-K.  Certain statements in this report may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company’s operations, markets, products, services and prices and, specifically, the factors discussed below under “Financing Activities”, and “Company Strategy” and in Item 1 (Description of Business) of the Company’s 2011 Form 10-K under the subheading “Operational Risks”.  Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company’s operating cycle is long-term and includes various types of products and varying delivery schedules.  Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results.  The following comparative analysis should be viewed in this context.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions affect the application of our accounting policies.  Actual results could differ from these estimates. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  The Company’s critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company’s 2011 Form 10-K.

Results of Operations – Revenues

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

Revenues for the three month period ended December 31, 2011 were $600,847 higher when compared to the three month period ended December 31, 2010. Revenues were higher principally due to an increase in the production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company’s prime contract. The Company also recorded small increases in revenues from its customer funded research and development sub-contract and from sales of replacement parts and other short-term business when compared to the same three month period last year.

For the three months ended December 31, 2011 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 81% of revenues compared to approximately 81%  for the three months ended December 31, 2010.  The Company’s research and development sub-contract provided approximately 7% of revenues for the three months ended December 31, 2011, and approximately 4% of revenues in the same period in 2010.  Replacement parts and other short-term business provided approximately 12% of revenues for the three months ended December 31, 2011 and approximately 15% of revenues in the same period in 2010.

Revenues for the six-month period ended December 31, 2011 were $724,699 higher when compared to the six month period ended December 31,  2010. The higher revenues were attributable principally to an increase in production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company’s prime contract and an increase in customer funded research and development. These increases were partly offset by a small decrease in sales of replacement parts and other short-term business when compared to the same six-month period last year.

During the six-month period ended December 31, 2011, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 82% of revenues compared to approximately 84% for the six month period ended December 31, 2010.  The Company’s research and development sub-contract provided approximately 7% of revenues during the six-month period ended December 31, 2011, versus approximately 2% in the same period in 2010.  Replacement parts and other short-term business provided approximately 11% of revenues in the six-month period ended December 31, 2011, and approximately 14% of revenues in the same period in 2010.

The aggregate value of the Company’s backlog of sales orders was $8.5 million on December 31, 2011 and $2.7 million on December 31, 2010.  It is estimated that a significant portion of the present backlog will be billed during the next 21 months and be substantially recognized as fiscal year 2012 and fiscal 2013 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, production volume, product mix, product pricing, and product costs.  The Company earned a gross profit of $372,797 for the three month period ended December 31, 2011 compared to a gross profit of $291,719 for the same three month period in 2010. The higher gross profit for the three months ended December 31, 2011 was primarily the result of an increase in production volume, principally of 2kW generator sets, and a more favorable product mix while fixed manufacturing expenses increased more slowly when compared to the same three month period in the previous year.

 For the six-month period ended December 31, 2011 the Company’s gross profit was $576,382 compared to a gross profit of $557,819 for the six-month period ended December 31, 2010. The increase in gross profit for the six month period was less than the three month period above due to a less favorable product mix and higher initial production costs of a new accessory for 2kW generators during the previous fiscal quarter ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended December 31, 2011 were $343,331 or 13% of revenues compared to $445,747 or 23% of revenues for the three month period ended December 31, 2010.  The most significant reductions in expense and the approximate amount of the reductions were in company sponsored research and development ($28,000), consulting fees ($20,000), marketing expense ($19,000), compensation expense ($15,000), and legal and professional fees ($10,000).

Selling, General and Administrative expenses for the six months ended December 31, 2011 were $693,389 or 16% of revenues compared to $837,431 or 23% of revenues for the six month period ended December 31, 2010. The most significant reductions in expense and the approximate amount of the reductions were in Company sponsored research and development ($47,000), consulting fees ($43,000), allowance for doubtful accounts ($26,000), marketing expense ($19,000) and compensation expense (14,000).

Interest Expense

The Company had interest expense of $502 in the three month period ended December 31, 2011 compared to no interest expense in the three month period ended December 31, 2010.

For the six-month period ended December 31, 2011 the Company had interest expense of $502 compared to no interest expense in the six month period ended December 31, 2010.

Other Expense/Income – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $1,427 for the three months ended December 31, 2011 was comprised of bank fees of $1,903 partly offset by interest income of $476.

Other expense of $1,828 for the six months ended December 31, 2011 was comprised of bank fees of $2,902 partly offset by interest income and scrap sales of $1,074.

Net Income/Loss Before Income Taxes

Net income before income taxes for the three months ended December 31, 2011 was $27,537 and for the three months ended December 31, 2010 net loss before income taxes was $155,163.

Results for the second quarter of fiscal year 2012 improved when compared to the same period in fiscal year 2011 due to both a higher gross profit resulting from higher revenues and more favorable product mix for the quarter as well as a decrease in Selling, General and Administrative expenses as discussed above.

Net loss before income taxes for the six-month period ended December 31, 2011 was $119,337.  For the same period in 2010 net loss before income taxes was $279,428.

Results for the six-month period ended December 31, 2011 improved when compared to the same period in fiscal year 2011 principally the result of decreased Selling, General and Administrative expenses.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,115,000 and $212,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2013.  In the six month period ended December 31, 2011 these federal and state net deferred tax assets increased by approximately $41,000 and $7,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below.

As of December 31, 2011, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At December 31, 2011, the Company’s working capital was $1,715,120 compared to $1,986,061 at December 31, 2010.

The ratio of current assets to current liabilities was 2.46 to 1 at December 31, 2011 and 3.61 to 1 at December 31, 2010.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Six Months ended December 31,
	2011	2010
Net cash provided by/(used in)
Operating activities	$(72,339)	$(81,261)
Investing activities	(79,741)	(4,494)
Financing activities	314,501	--

Operating Activities:

Adjustments to reconcile net loss to net cash used in operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities in the six-month period ended December 31, 2011 was comprised primarily of net loss before depreciation and amortization and an increase in contract costs and estimated related profits in excess of applicable billings and a decrease in accrued expenses, offset by an increase in accounts payable and decreases in accounts receivable, inventories and accrued pension costs.

Net cash used in operating activities in the six-month period ended December 31, 2010 was comprised primarily of net loss before depreciation and amortization and increases in accounts receivable and inventories, and decreases in accrued expenses and other liabilities and accrued pension costs. These were partly offset by a decrease in contract costs and estimated related profits in excess of applicable billings and an increase in trade accounts payable.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the six month period ended December 31, 2011 and December 31, 2010, the Company expensed $19,297 and $66,429 respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first six months of fiscal 2012, net cash of $79,741 was used in investing activities. The entire amount was used for capital expenditures, principally for the replacement and upgrade of facility lighting and the acquisition of additional demonstration and test equipment.

During the first six months of fiscal 2011, net cash of $4,494 was used in investing activities all of which was used for capital expenditures, principally for replacement equipment.

Financing Activities:

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of December 31, 2011 the Company had an outstanding balance of $39,501 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA.  (See Note 10 of the Notes to Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2011). On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended this line of credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to TD Bank were changed. In December 2011 the Company borrowed $275,000 against this line of credit.  As of December 31, 2011 this $275,000 remained outstanding against the line of credit. The Company does not regard this credit facility as vital to its continued operations.

The Company did not use any other cash in financing activities during the six month period ended December 31, 2011. The Company did not use any cash in financing activities during the six month period ended December 31, 2010.

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

In November 2011 the Company and the buyer extended the sales contract described above until December 31, 2012 to allow the buyer additional time to gain the required approvals for development. In recognition of the additional expense on the part of the buyer to obtain the required development approvals the Company has agreed to lower the contract price of the parcel by $50,000 to $155,000. However, the Company can make no assurances that the required approvals will be granted, or if granted, the timing thereof.

Accounting Standards Updates

Refer to Note 2. Significant Accounting Policies in the Notes to the Condensed Financial Statements section of this Quarterly Report.

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

The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2011. Deliveries of orders received prior to the expiration of the contract are scheduled to continue through September 2013. As previously reported the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders”. The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels.  Most importantly, with the expiration of the contract the Company will be able to set new pricing on future orders which could be adjusted on an annual basis.  New pricing would be restricted by defense acquisition regulations and comprehensive government auditing. However, we are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

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

In the near term, a return to profitability and broadening the line of product offerings are the Company’s primary objectives.  The development sub-contract described above as well as internal Company sponsored development efforts contribute to this goal.  The Company is continuing to pursue possible partnering and sub-contracting relationships with other companies and defense contractors that leverage the Company’s current expertise and technology in generators and auxiliary power units.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2011, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: February 13, 2012	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: February 13, 2012	By:	/s/ Stephen P. Krill
Stephen P. Krill
Treasurer

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are included with this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number

10.1	2011 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2011 annual meeting of stockholders on December 8, 2011 and is herein incorporated by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002