Form 10-Q
period 2012-03-31
DEWEY ELECTRONICS CORP
filed 2012-05-14
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at May 8, 2012.

THE DEWEY ELECTRONICS CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2012	June 30, 2011
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$789,167	$474,381
Note receivable-net of provision for loss of $18,093 at March 31, 2012 and $25,000 at June 30, 2011	--	13,048
Accounts receivable	296,745	695,911
Inventories	857,325	721,565
Contract costs and related estimated profits in excess of billings	971,997	623,521
Prepaid expenses and other current assets	83,561	53,912

TOTAL CURRENT ASSETS	2,998,795	2,582,338

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,930,119	1,885,653
Machinery and equipment	3,282,173	3,247,924
Furniture and fixtures	263,030	259,096
	6,126,337	6,043,688
Less accumulated depreciation	5,200,133	5,155,939
	926,204	887,749

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$3,990,094	$3,535,182

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Notes payable – Current portion	$289,822	$--
Trade accounts payable	435,878	230,018
Accrued expenses and other liabilities	168,406	306,650
Accrued compensation and benefits payable	180,761	154,724
Accrued pension costs	65,256	45,325

TOTAL CURRENT LIABILITIES	1,140,123	736,717

LONG-TERM PORTION OF NOTE PAYABLE	20,961	--

LONG-TERM PENSION LIABILITY	533,621	533,621

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none,	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at March 31, 2012 and June 30, 2011	16,934	16,934
Additional paid-in capital	2,877,779	2,860,459
Retained earnings	262,562	249,337
Accumulated other comprehensive loss	(374,858)	(374,858)
	2,782,417	2,751,872
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,295,389	2,264,844
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,990,094	$3,535,182

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Months Ended March 31		Nine-Months Ended March 31,
	2012	2011	2012	2011

Revenues	$2,282,917	$2,098,668	$6,576,380	$5,667,432

Cost of Revenues	1,817,356	1,784,492	5,534,437	4,795,437

Gross Profit	465,561	314,176	1,041,943	871,995

Selling, General and Administrative	329,531	348,954	1,022,920	1,186,385

Operating Income/(Loss)	136,030	(34,778)	19,023	(314,390)

Interest Expense	(1,948)	(1,387)	(2,450)	(1,387)

Other Income/(Expense)– Net	(1,520)	(3,897)	(3,348)	(3,713)

Income/(Loss) Before Income Taxes	132,562	(40,062)	13,225	(319,490)

Provision for Income Tax	--	--	--	--

Net Income/(Loss)	$132,562	$(40,062)	$13,225	$(319,490)

NET INCOME/(LOSS) PER COMMON SHARE-BASIC	$0.10	$(0.03)	$0.01	$(0.23)
NET INCOME/(LOSS) PER COMMON SHARE-DILUTED	$0.10	$(0.03)	$0.01	$(0.23)

Weighted average number of shares Outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,364,110	1,362,031	1,363,432	1,362,031

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$13,225	$(319,490)
Adjustments to reconcile net income/(loss) to
Net cash provided by/(used in) operating activities:
Depreciation	44,194	60,391
Stock based compensation expense	17,320	26,875
(Decrease)/increase in allowance for doubtful accounts	(6,907)	25,000
Gain on sale of plant, property and equipment	--	(200)
Decrease/(increase) in accounts receivable and notes Receivable	419,121	(85,079)
Increase in inventories	(135,760)	(166,242)
(Increase)/decrease in contract costs and related estimated profits in excess of billings	(348,476)	27,583
Decrease in prepaid expenses and other current assets	(29,649)	(22,502)
Increase in customer deposits	--	1,133
Increase in trade accounts payable	205,860	104,107
(Decrease)/increase in accrued expenses and other liabilities	(112,207)	79,198
Increase/(decrease) in accrued pension costs	19,931	(30,076)
Total adjustments	73,427	20,188

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	86,652	(299,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(82,649)	(21,091)
Proceeds from sale of assets	--	200

NET CASH USED IN INVESTING ACTIVITIES	(82,649)	(20,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowings	275,000	250,000
Repayment of short term borrowings	--	(250,000)
Proceeds from long term debt	44,466
Repayment of long term debt	(8,683)	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	310,783	--

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	314,786	(320,193)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	474,381	777,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$789,167	$457,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$2,450	$1,387

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1.       Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting.  The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Form 10-K”).

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of March 31, 2012, and the results of operations for the three months and nine months then ended and cash flows for the nine-months then ended.  The results of operations and cash flows for the period ended March 31, 2012 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2012.

As of March 31, 2012, there have been no material changes to any of the significant accounting policies described in our 2011 Form 10-K.

Liquidity

The Company has experienced recurring losses from operations and net cash outflows from operations in recent quarters. In addition, as previously reported the Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2011. Prior to the expiration of the contract the Company received a final delivery order in the amount of $7.9 million with deliveries scheduled through September 2013. The U.S Army has announced that it no longer plans to issue a new multiple year indefinite delivery, indefinite quantity fixed price contract and will transfer the 2kW program to a 'sustainment' command.

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

Revenue Recognition

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis.  For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development contract and one development sub-contract for which it recognizes revenues on a time and material basis.

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

2.        Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 (ASU No. 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on the Company's financial position or results of operations.

Accounting Standards Updates Not Yet Effective

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220):Presentation of Comprehensive Income which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 will not have a material impact on the Company's financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Income in Accounting Standards Update No. 2011-05 which defers the effective date of provisions of ASU No. 2011-05 that relate to the presentation of reclassification adjustments on the face of the financial statements. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU No. 2011-12 will not have a material impact on the Company's financial position or results of operations.

Other Accounting Standards Updates not effective until after March 31, 2012 are not expected to have a significant effect on the Company’s financial position or results of operations.

3.        Inventories

Inventories consist of:

	March 31, 2012	June 30, 2011

Finished Goods	$45,149	$34,240
Work In Progress	200,055	140,344
Raw Materials	612,121	546,981
Total	$857,325	$721,565

4.        Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,092,000 and $205,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2013.  In the nine month period ended March 31, 2012 the Company’s federal and state net deferred tax assets were reduced by approximately $4,000 and $1,000, respectively, as a result of the net income for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations.  Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. For the three-months ended March 31, 2012, 36,000 shares were excluded due to the exercise price of the options exceeding the average share price for the quarter. For the three months ended March 31, 2011, 52,700 shares were excluded as a result of their anti-dilutive effect on the net loss for the period.

For the nine-month period ended March 31, 2012, 48,000 shares were excluded due to the exercise price of the options exceeding the average share price for the period.  For the nine month period ended March 31, 2011, 52,700 shares were excluded as a result of their anti-dilutive effect on the net loss for the period.

	Three-months Ended March 31,
	2012			2011
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net income/(loss)
per common share	$132,562	1,362,031	$.10	$(40,062)	1,362,031	$(.03)

Effect of dilutive Securities	--	2,079	--	--	--	--
Diluted net income/(loss) per common share	$132,562	1,364,110	$.10	$(40,062)	1,362,031	$(.03)

	Nine-months Ended December 31,
	2012			2011
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net income/(loss)
per common share	$13,225	1,362,031	$.01	$(319,490)	1,362,031	$(.23)

Effect of dilutive Securities	--	1,401	--	--	--	--
Diluted net income/(loss) per common share	$13,225	1,363,432	$.01	$(319,490)	1,362,031	$(.23)

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

The following disclosures are based on stock options granted to employees of the Company in the first quarter of fiscal 2012 (quarter ended September 30, 2011) and the second quarter of fiscal 2011 (quarter ended December 31, 2010). There were no stock options granted in the second or third quarters of fiscal 2012.  For the three months ended March 31, 2012, the Company recorded stock option compensation expense of $2,885.  For the three months ended March 31, 2011, the Company recorded stock option compensation expense of $12,634. For the nine months ended March 31, 2012, the Company recorded stock option compensation expense of $17,320 compared to stock option compensation expense of $26,875 for the nine month period ended March 31, 2011.

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

Stock option transactions for the Company’s employee stock option plans for the three and nine months ended March 31, 2012 are as follows:

	March 31, 2012
	Three Months		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	62,500	2.50	52,700	2.66
Granted	--	--	9,800	1.63
Exercised	--	--	--	--
Cancelled or expired	--	--	--	--
Ending balance	62,500	2.50	62,500	2.50
Options exercisable at end of period	52,700	2.66	52,700	2.66

7.        Notes Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of March 31, 2012 the Company had an outstanding balance of $35,783 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA.  On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended this line of credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to TD Bank were changed. As of March 31, 2012 the Company had $275,000 of outstanding debt against this line of credit. The Company does not regard this credit facility as vital to its continued operations.

THE DEWEY ELECTRONICS CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies and Estimates

The Company’s unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions affect the application of our accounting policies.  Actual results could differ from these estimates. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  The Company’s critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company’s 2011 Form 10-K.

Results of Operations – Revenues

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis.  For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development contract and one development sub-contract for which it recognizes revenues on a time and material basis.

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

Revenues for the three month period ended March 31, 2012 were $184,249 higher when compared to the three month period ended March 31, 2011.  Revenues were higher principally due to increases in sales of replacement parts and other short-term business and an increase in revenues from the Company’s customer funded research and development efforts. The production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company’s prime contract decreased when compared to the same three month period last year.

For the three months ended March 31, 2012 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 77% of revenues compared to approximately 89% for the three months ended March 31, 2011.  The Company’s research and development contract and sub-contract provided approximately 8% of revenues for the three months ended March 31, 2012, and approximately 3% of revenues in the same period in 2011.  Replacement parts and other short-term business provided approximately 15% of revenues for the three months ended March 31, 2012 and approximately 8% of revenues in the same period in 2011.

Revenues for the nine-month period ended March 31, 2012 were $908,948 higher when compared to the nine-month period ended March 31, 2011. The higher revenues were attributable to increases in production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company’s prime contract, an increase in customer funded research and development  and an increase in sales of replacement parts and other short-term business when compared to the same nine-month period last year.

During the nine-month period ended March 31, 2012, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 80% of revenues compared to approximately 86% for the nine- month period ended March 31, 2011.  The Company’s research and development contract and sub-contract provided approximately 7% of revenues during the nine-month period ended March 31, 2012, versus approximately 2% in the same period in 2011.  Replacement parts and other short-term business provided approximately 13% of revenues in the nine-month period ended March 31, 2012, and approximately 12% of revenues in the same period in 2011.

The aggregate value of the Company’s backlog of sales orders was $7.2 million on March 31, 2012 and $1.0 million on March 31, 2011.  It is estimated that a significant portion of the present backlog will be billed during the next 18 months and be substantially recognized as fiscal year 2012 and fiscal 2013 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, production volume, product mix, product pricing, and product costs. The Company earned a gross profit of $465,561 for the three month period ended March 31, 2012 compared to a gross profit of $314,176 for the same three month period in 2011. The higher gross profit for the three months ended March 31, 2012 was the result of a modest increase in production volume, a more favorable product mix and a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the U.S. Army prior to its expiration.

For the nine-month period ended March 31, 2012 the Company’s gross profit was $1,041,943 compared to a gross profit of $871,995 for the nine-month period ended March 31, 2011. As with the three-month period above, gross profit increased for the nine month period as a result of higher production volume and a more favorable product mix. The small increase in contract price for 2kW generator sets in the three-month period above did not have a significant impact on gross profit for the nine-month period ended March 31, 2012.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended March 31, 2012 were $329,531 or 14% of revenues compared to $348,954 or 17% of revenues for the three month period ended March 31, 2011. The most significant reductions in expense and the approximate amount of the reductions were in Company sponsored research and development ($31,000) and general corporate expense ($6,000). These were partly offset by increases in marketing expense ($8,000), legal and professional fees ($6,000) and compensation expense ($3,000).

Selling, General and Administrative expenses for the nine months ended March 31, 2012 were $1,022,920 or 16% of revenues compared to $1,186,385 or 21% of revenues for the nine month period ended March 31, 2011. The most significant reductions in expense and the approximate amount of the reductions were in Company sponsored research and development ($78,000), consulting fees ($43,000), allowance for doubtful accounts ($26,000), marketing expense ($12,000), and compensation and benefits (11,000).

Interest Expense

The Company had interest expense of $1,948 in the three month period ended March 31, 2012 compared to interest expense of $1,387 in the three month period ended March 31, 2011.

For the nine-month period ended March 31, 2012 the Company had interest expense of $2,450 compared to interest expense of $1,387 in the nine-month period ended March 31, 2011.

Other Expense/Income – Net

Amounts reported as other income or expense represent, the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $1,520 for the three months ended March 31, 2012 was comprised of state franchise tax of $1,000 and bank fees of $766 partly offset by interest income of $246.

Other expense of $3,348 for the nine months ended March 31, 2012 was comprised of state franchise tax of $1,000 and bank fees of $3,668 partly offset by interest income and scrap sales of $1,320.

Net Income/Loss Before Income Taxes

Net income before income taxes for the three months ended March 31, 2012 was $132,562 and for the three months ended March 31, 2011 the net loss before income taxes was $40,062.

Results for the third quarter of fiscal year 2012 improved when compared to the same period in fiscal year 2011 due to both a higher gross profit resulting from higher revenues and more favorable product mix for the quarter as well as a decrease in Selling, General and Administrative expenses as discussed above.

Net income before income taxes for the nine-month period ended March 31, 2012 was $13,225. For the same period in 2011 net loss before income taxes was $319,490.

Results for the nine-month period ended March 31, 2012 improved when compared to the same period in fiscal year 2011 principally the result of higher gross profit resulting from higher revenues and more favorable product mix and decreased Selling, General and Administrative expenses as discussed above.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,092,000 and $205,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2013. In the nine month period ended March 31, 2012 the Company’s federal and state net deferred tax assets were reduced by approximately $4,000 and $1,000, respectively, as a result of the net income for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below.

As of March 31, 2012, the Company had no material capital expenditure commitments. Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At March 31, 2012, the Company’s working capital was $1,858,672 compared to $1,962,168 at March 31, 2011.

The ratio of current assets to current liabilities was 2.63 to 1 at March 31, 2012 and 3.77 to 1 at March 31, 2011.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Nine Months ended March 31,
	2012	2011
Net cash provided by/(used in)
Operating activities	$86,652	$(299,302)
Investing activities	(82,649)	(20,891)
Financing activities	310,783	--

Operating Activities:

Adjustments to reconcile net loss to net cash used in operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in the nine-month period ended March 31, 2012 was comprised primarily of net income before depreciation and amortization, a decrease in accounts receivable and increases in accounts payable and accrued pension costs, partly offset by increases in inventories, contract costs and estimated related profits in excess of applicable billings and prepaid expenses and a decrease in accrued expenses.

Net cash used in operating activities in the nine-month period ended March 31, 2011 was comprised primarily of net loss before depreciation and amortization and increases in accounts receivable, allowance for doubtful accounts, inventories and prepaid expenses and a decrease in accrued pension costs. These were partly offset by a decrease in contract costs and estimated related profits in excess of applicable billings and an increase in trade accounts payable and accrued expenses and other liabilities.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the nine month period ended March 31, 2012 and March 31, 2011, the Company expensed $31,313 and $109,780 respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first nine months of fiscal 2012, net cash of $82,649 was used in investing activities. The entire amount was used for capital expenditures, principally for the replacement and upgrade of facility lighting and the acquisition of additional demonstration and test equipment.

During the first nine months of fiscal 2011, net cash of $20,891 was used in investing activities which was used for capital expenditures, principally for demonstration and test equipment partly offset by the receipt of $200 from the sale of an asset.

Financing Activities:

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of March 31, 2012 the Company had an outstanding balance of $35,783 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA. (See Note 10 of the Notes to Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2011). On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended this line of credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to TD Bank were changed. In December 2011 the Company borrowed $275,000 against this line of credit. As of March 31, 2012 this $275,000 remained outstanding against the line of credit. The Company does not regard this credit facility as vital to its continued operations.

The Company did not use any other cash in financing activities during the nine-month period ended March 31, 2012. The Company did not use any cash in financing activities during the nine-month period ended March 31, 2011.

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

The Company continues to act on the second strategic objective, working to expand into related power markets. Using our expertise in Direct Current power generation we have designed and delivered diesel power generation systems for use on other companies’ trailer mounted military systems. These power systems have integrated energy storage batteries and digital controls combined with traditional diesel generators. That integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind. These accomplishments build on the Company’s previous accomplishments with vehicle mounted auxiliary power units, and management believes it will allow the Company to further expand into related power applications while increasing its technology base. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under a customer funded research and development sub-contract where the Company is designing and prototyping electronic controls for diesel fuel cell systems.

In the near term, continued profitability and broadening the line of product offerings are the Company’s primary objectives. The customer sponsored development sub-contract described above as well as internal Company sponsored development efforts contribute to this goal. The Company is continuing to pursue possible partnering and sub-contracting relationships with other companies and defense contractors that leverage the Company’s current expertise and technology in generators and auxiliary power units.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2012, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: May 14, 2012	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ Stephen P. Krill
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