Form 10-K
period 2012-06-30
DEWEY ELECTRONICS CORP
filed 2012-09-26
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________.

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

Common stock, $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes    ☐ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes    ☐     No   ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,111,148 at December 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 1,362,031 shares of common stock, par value $.01 per share, at September 20, 2012.

Documents Incorporated by Reference

Portions of the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

THE DEWEY ELECTRONICS CORPORATION
TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955.  Located in Oakland, New Jersey, the Company is a systems oriented military electronics development, design and manufacturing organization with a focus on compact diesel power generation solutions. The Company’s principal products are electronic and electromechanical systems manufactured primarily for the Armed Forces of the United States, which the Company provides as a prime contractor or as a subcontractor for the Department of Defense.

Approximately 60% of the Company’s revenues are derived from the production of a 2kW diesel operated tactical generator set under a long-term prime contract with the Department of Defense. Other Government contracts and orders from other defense contractors for small diesel generator sets account for approximately 18% of revenues with the balance of revenues coming from research and development contracts and orders for spare parts and other electro-mechanical systems. Included in this other business is speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor. Prior to its current long-term Government contract to produce 2kW generator sets, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997. Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002.  Deliveries were made to the various branches of the Armed Forces of the United States.

The initial contract was replaced in September 2001 by a new ten-year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set.  The ordering provision under this contract expired at the end of September 2011. The total amount of orders under the September 2001 contract placed through September 30, 2011 amount to approximately $51 million.  Deliveries of orders currently in-house are scheduled to continue through September 2013. As previously reported, the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders”. The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels. Most importantly, with the expiration of the contract the Company will be able to set new pricing on future orders which could be adjusted on an annual basis (although new pricing would be restricted by defense acquisition regulations and comprehensive government auditing). However, we are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

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

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2012 and 2011, the Company expensed $50,026 and $130,447, respectively, of research and development costs. Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company.  In addition, there are no material capital expenditures anticipated for environmental compliance.

As of September 20, 2012 the Company had a work force of 34 employees, all of whom were fulltime employees of the Company. Fluctuations in the work force during the year generally result from uneven contract requirements and variations in the mix of products.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, the ordering provision of which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development contract and one development sub-contract for which it recognizes revenues on a time and material basis.

Revenues and earnings for orders for replacement parts and other short term business (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

OPERATIONAL RISKS

You should carefully consider the information described below, together with all of the other information included in this Annual Report. The following operational risks and uncertainties are not the only ones we face however they are the ones our management believes are material. If any of the following risks actually materialize, our business, financial condition or results of operations could be harmed.  This Annual Report contains statements that are forward-looking.  These statements are based on current expectations and assumptions that are subject to risks and uncertainties such as those listed below and elsewhere in this Annual Report, which, among others, should be considered in evaluating our future performance.

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

Historically, our revenues from our Government defense business have been dependent upon single programs. Currently, our primary program is with the U.S. Army to provide diesel operated generator sets.  As discussed above, the ordering provision under our current ten-year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets expired at the end of September 2011. As previously reported, the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders”. The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels.  Most importantly, with the expiration of the contract the Company will be able to set new pricing on future orders which could be adjusted on an annual basis (although new pricing would be restricted by defense acquisition regulations and comprehensive government auditing). However, we are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

We continue to explore additional sources of revenue to reduce our dependence on the 2kW program but cannot give any assurances that these efforts will be successful or, if successful, when they will be achieved.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Strategy for additional information regarding Company strategy.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its 2kW generator products.  During fiscal year 2012, two of these suppliers accounted for 27.5% and 14.9% of material purchases, respectively.  See Note 1-B of the Notes to the Financial Statements.  We purchase these components pursuant to purchase orders and do not have long-term contracts with any of these vendors.  While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations. However, we cannot give any assurances that these four sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANTS’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded over-the-counter under the symbol "DEWY”.

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

	Quarterly Common Stock Price Range
	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
1st Quarter	2.40	1.50	2.97	1.75
2nd Quarter	2.45	1.48	2.70	1.76
3rd Quarter	2.50	1.55	2.60	1.80
4th Quarter	2.25	1.80	2.50	2.40

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2012 and 2011.  The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 20, 2012 was 353.

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

Revenues

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, the ordering provision of which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis.  For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development contract and one development sub-contract for which it recognizes revenues on a time and material basis.

Revenues and earnings for orders for replacement parts and other short term business (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Revenues in fiscal year 2012 were $1,567,265 higher when compared to fiscal year 2011. The higher revenues were due to increased production of generator sets, principally for delivery to other government contractors as well as increases in revenues for replacement parts and short-term orders and revenues from customer funded research and development in fiscal 2012 when compared to fiscal 2011.

In fiscal year 2012, production efforts to provide the Armed Forces with 2kW and 3.5 kW diesel operated generator sets provided approximately 79% of revenues compared to approximately 84% in fiscal year 2011. The Company’s research and development contracts provided approximately 7% of revenues in fiscal year 2012, and approximately 3% of revenues in fiscal year 2011. Replacement parts and other short-term business provided approximately 14% of revenues in fiscal year 2012 and approximately 13% of revenues in fiscal year 2011.

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

The aggregate value of the Company’s backlog of sales orders was $5.8 million on June 30, 2012 and $3.3 million on June 30, 2011. It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2013 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $1,722,834 or 19% of revenues for fiscal year 2012 compared to a gross profit of $1,130,493 or 15% of revenues for fiscal year 2011.  The higher gross profit for fiscal year 2012 was the result of a modest increase in production volume, a more favorable product mix and a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the U.S. Army prior to its expiration.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for fiscal 2012 were $1,419,013 or 16% of revenues compared to $1,542,187 or 21% of revenues in fiscal 2011.  The most significant decreases in expense were reductions in product development expense of approximately $80,000, bad debt expense of approximately $44,000, legal and professional fees of approximately $28,000, and consulting services of approximately $11,000 partly offset by an increase in compensation expense of approximately $49,000.

Interest Expense

The Company had interest expense of $5,436 in fiscal 2012 and interest expense of $2,715 in fiscal 2011.

Other Expense-Net

Amounts reported as other expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $176 for fiscal year 2012 was comprised of bank charges of $3,540 and franchise taxes of $1,452, offset by interest income of $1,858 and miscellaneous income, primarily from the sale of scrap, of $2,958.

Other expense of $4,133 for fiscal year 2011 was comprised of bank charges of $2,994 and franchise taxes of $2,105, offset by interest income of $89 and miscellaneous income, primarily from the sale of scrap and favorable purchase price variances, of $677 and a gain on the sale of assets of $200.

Net Income/Loss Before Provision for Income Taxes

Net income before income taxes for fiscal year 2012 was $298,209. For the year ended June 30, 2011 net loss before income taxes was $418,542.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,144,000 and $214,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2013.

Inflation

Historically, inflation and price changes have not had a material effect on net sales and revenues and on income from continuing operations.  Management does not believe that inflation and price changes in fiscal year 2012 had a material effect on net sales and revenues.  However, beginning in fiscal year 2006 and continuing through fiscal 2012, the 2kW generator set business experienced increased costs related to metals, transportation and foreign sourced components.  The 10-year prime contract with the Government, awarded in 2001, for the generator sets provided for limited annual increases in selling price.  Profits on generator sets produced under this contract during the first six months of fiscal 2012 have been reduced as a result of costs increasing faster than the selling price.

In September 2011 the Company was able to obtain a modest price increase under the final delivery order of the 10 year prime contract for orders scheduled for delivery in the fourth quarter of fiscal 2012 and subsequent deliveries in fiscal 2013. The effect of this price increase was a small increase in net sales and revenues for the full fiscal year.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $375,000, described under “Financing Activities” below.  During the second quarter of fiscal 2012 the Company borrowed $275,000 against its current line of credit, which remained outstanding as of June 30, 2012.

As of June 30, 2012, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At June 30, 2012, the Company’s working capital was $2,149,718 compared to $1,845,261 at June 30, 2011.

The ratio of current assets to current liabilities was 2.79 to 1 at June 30, 2012 and 3.51 to 1 at June 30, 2011.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Years ended June 30,
	2012	2011
Net Cash used in
Operating activities	$(360,661)	$(234,725)
Investing activities	(92,521)	(68,405)
Financing activities	307,114	--

Operating Activities:

Adjustments to reconcile net income to net cash used in operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities in fiscal year 2012 was comprised primarily of net income before depreciation and amortization, non-cash compensation expense, a provision for an inventory reserve, and increases in accounts payable and accrued pension costs, which were offset by increases in accounts receivable, inventory, contract costs and estimated related profits in excess of applicable billings, and prepaid expenses, and a decrease in accrued expenses.

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

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2012 and 2011, the Company expensed $50,026 and $130,447, respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as incurred.

Investing Activities:

During fiscal year 2012, net cash of $92,521 was used in investing activities. The entire amount was used for capital expenditures, principally for the replacement and upgrade of facility lighting and the acquisition of additional demonstration and test equipment.

During fiscal year 2011, net cash of $68,405 was used in investing activities.  This net amount reflects the use of $68,605 for capital expenditures, principally for demonstration and test equipment, and the receipt of $200 from the sale of assets.

Financing Activities:

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of June 30, 2012 the Company had an outstanding balance of $32,114 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA.  (See Note 10 of the Notes to Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2011). On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended this line of credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to TD Bank were changed. In December 2011 the Company borrowed $275,000 against this line of credit.  As of June 30, 2012 this $275,000 remained outstanding against the line of credit. The Company does not regard this credit facility as vital to its continued operations.

The Company did not use any other cash in financing activities during fiscal year 2012. The Company did not use any cash in financing activities during fiscal year 2011.

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

Since the Act was passed in June of 2004, the State repeatedly delayed promulgation of final regulations and a master plan.  Originally expected in 2005, final regulations and a master plan were approved by the Governor on September 5, 2008.  At the same time the Governor issued executive order 114 further defining the framework by which the Highlands Council, other State agencies, and both county and municipal governments are to work together.  The Company believes that a regulatory environment has developed within which monetization of the land may be possible.  In light of these events, the Company is actively assessing its options.  However, no assurances can be given that the Company’s efforts will be successful, that a satisfactory valuation will be achieved, or that resolution will be timely.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Income in Accounting Standards Update No. 2011-05 which defers the effective date of provisions of ASU No. 2011-05 that relate to the presentation of reclassification adjustments on the face of the financial statements. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-12 will not have a material impact on the Company's financial position or results of operations.

Other Accounting Standards Updates not effective until after June 30, 2012 are not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company has been focused within the market for military compact diesel power generation and is expanding its capabilities to also include power management solutions aimed at delivering power systems with  high fuel efficiency that are engineered for operation in austere environments or for unattended operation over extended periods. Although no assurances can be made that this new initiative will be successful, management believes it is a strong addition to the Company’s long-term strategy for growth and targeted diversification. This strategy has three parts: 1) growing the Company’s profitability in areas where the Company already has a strong presence, 2) focused diversification into related markets with existing products and capabilities, and 3) further taking advantage of the Company’s strengths by additional expansion into related product categories.

The Company faces competition in many areas and from companies of various sizes, capabilities and resources. Competitive factors include product quality, technology, product availability, price, and customer service. Management believes that the reputation of the Company in these areas provides a significant positive competitive factor. As part of its overall business strategy management is continuing to expand and reinforce customer awareness of the Company’s current and past performance as a Department of Defense supplier, its product quality and reliability, and its historically strong customer relationships.

The ordering provision under the Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2011. Deliveries of orders received prior to the expiration of the contract are scheduled to continue through September 2013. As previously reported, the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders”. The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels.  Most importantly, with the expiration of the contract the Company will be able to set new pricing on future orders which could be adjusted on an annual basis (although new pricing would be restricted by defense acquisition regulations and comprehensive government auditing). We are unable to predict whether, when or to what extent the Government will continue to place orders for these generators. However, we have made some progress toward achieving the first strategic objective this past year with improved  margin on the existing generator product line reversing a downward trend over the past several years.

In approaching the second and third strategic objectives of targeted diversification, the Company is attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories.

The Company continues to act on the second strategic objective, working to expand into related power markets. Using our expertise in Direct Current power generation we have expanded our capabilities to include entire power systems integrating our traditional diesel power generation with renewable power sources, energy storage, power distribution and power management. The solutions remain man-portable or of similar scale and management believes that our best opportunities involve austere locations or unattended operation. For example we are providing power for another company’s trailer mounted military remote monitoring systems. This type of integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind. These accomplishments build on the Company’s previous accomplishments with vehicle mounted auxiliary power units, while also working with a growing group of partner companies.   Management believes these activities can lead to expanded business with new types of military power requirements while also increasing our technical capabilities. In furtherance of the third strategic objective, expanding into related military product categories, the Company is utilizing its experience in military-grade portable power systems under a customer funded research and development sub-contract where the Company is designing and prototyping electronic controls and power conversion devices for diesel fuel cell systems.

In the near term, continued profitability and broadening the line of product offerings are the Company’s primary objectives.  The customer sponsored development sub-contract described above as well as internal Company sponsored development efforts contribute to this goal.  The Company is continuing to pursue possible partnering and sub-contracting relationships with other companies and defense contractors that leverage the Company’s current expertise and technology in diesel generators, auxiliary power units and now power management.

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities.  These calculations require management to estimate the cost to complete open orders.  Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period.  Estimates are adjusted as necessary on a quarterly basis.  For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development contract and one development sub-contract for which it recognizes revenues on a time and material basis. During fiscal year 2011 the Company had one development sub-contract for which it recognized revenues on a time and material basis.

The Company has a defined benefit pension plan covering substantially all of its employees. Financial Accounting Standards Board (FASB) Accounting Standards Codification 715 (ASC 715), “Compensation – Retirement Benefits” provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plans.

With regard to the Company’s pension plan, the Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 3.75% as of June 30 2012, which is lower than the assumed discount rate of 5.25% as of June 30, 2011. The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.  The assumed long-term rate of return of 5.25% on assets is applied to the market-related value of plan assets at the end of the previous year.  This produces the expected return on plan assets that is included in annual pension income or expense for the current year.  The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods.  Since the value of the Company’s pension assets at fiscal year-end 2012 was less than the accumulated pension benefit obligation, the Company recorded $480,085 as a non-cash adjustment to other comprehensive loss in stockholders’ equity and increased its long-term pension liability by $480,085.  In fiscal year 2011, the Company recorded $7,716 as a non-cash adjustment to other comprehensive loss in stockholders’ equity and increased its long-term pension liability by $7,716.  These changes to other comprehensive loss did not affect net income and are recorded net of deferred taxes.  See Note 7 of the Notes to Financial Statements for additional pension disclosures.

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

The Company reviews the carrying costs of its inventories and assesses whether the carrying costs of inventory items are likely to be recoverable. At the end of fiscal year 2012 the Company determined that an adjustment of $10,809 was required to reduce inventory balances to net realizable value.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the “Company”) as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity and comprehensive income/loss and cash flows for each of the years in the two year period ended June 30, 2012.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit  includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP
September 26, 2012
Edison, New Jersey

The Dewey Electronics Corporation
Balance Sheets

	June 30
ASSETS:	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$328,313	$474,381
Note receivable-net of provision for loss of $0 and $25,000
as of June 30, 2012 and 2011, respectively	--	13,048
Accounts receivable	1,244,462	695,911
Inventories	781,037	721,565
Contract costs and related estimated profits in excess of billings	927,078	623,521
Prepaid expenses and other current assets	69,502	53,912

TOTAL CURRENT ASSETS	3,350,392	2,582,338

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,930,119	1,885,653
Machinery and equipment	3,266,806	3,247,924
Furniture and fixtures	263,030	259,096
	6,110,970	6,043,688
Less accumulated depreciation	(5,191,705)	(5,155,939)
	919,265	887,749

DEFERRED COSTS	65,095	65,095
TOTAL OTHER ASSETS	65,095	65,095

TOTAL ASSETS	$4,334,752	$3,535,182

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Notes payable – current portion	$289,822	$--
Trade accounts payable	407,994	230,018
Accrued expenses and other liabilities	216,491	306,650
Accrued compensation and benefits payable	220,575	154,724
Accrued pension costs	65,792	45,325

TOTAL CURRENT LIABILITIES	1,200,674	736,717

LONG-TERM PORTION OF NOTE PAYABLE	17,292	--

LONG-TERM PENSION LIABILITY	1,013,706	533,621

TOTAL LIABILITIES	2,231,672	1,270,338

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at June 30, 2012 and 2011	16,934	16,934
Additional paid-in capital	2,880,571	2,860,459
Retained earnings	547,546	249,337
Accumulated other comprehensive loss	(854,943)	(374,858)
	2,590,108	2,751,872
Less: Treasury stock, 331,366 shares at June 30, 2012 and 2011, at cost	(487,028)	(487,028)
TOTAL STOCKHOLDERS' EQUITY	2,103,080	2,264,844
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,334,752	$3,535,182

See notes to the financial statements.

The Dewey Electronics Corporation
Statements of Operations

	Years Ended June 30,
	2012	2011

Revenues	$9,061,364	$7,494,099

Cost of revenues	7,338,530	6,363,606

Gross profit	1,722,834	1,130,493

Selling, general and administrative expenses	1,419,013	1,542,187

Operating income/(loss)	303,821	(411,694)

Interest expense	(5,436)	(2,715)

Other expense – net	(176)	(4,133)

Income/(Loss) before provision for income tax	298,209	(418,542)

Provision for income tax	-	--

NET INCOME/(LOSS)	$298,209	$(418,542)

NET INCOME/(LOSS) PER COMMON SHARE – BASIC	$0.22	$(0.31)
NET INCOME/(LOSS) PER COMMON SHARE – DILUTED	$0.22	$(0.31)

Weighted Average Shares Outstanding
Basic	1,362,031	1,362,031
Diluted	1,363,143	1,362,031

See notes to the financial statements.

The Dewey Electronics Corporation
Statements of Stockholders’ Equity and Comprehensive Income/Loss
Years ended June 30, 2012 and 2011.

					Accumulated
			Additional		Other	Treasury stock		Total
	Common	Stock	Paid-in	Retained	Comprehensive	at Cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance, June 30, 2010	1,693,397	$16,934	$2,827,457	$667,879	$(367,142)	331,366	$(487,028)	$2,658,100
Net loss	--	--	--	(418,542)	--	--	--	(418,542)

Other comprehensive loss net of tax:
Minimum pension liability
Adjustment	--	--	--	--	(7,716)	--	--	(7,716)
Comprehensive loss								(426,258)
Stock-based compensation	--	--	33,002	--	--	--	--	33,002
Balance, June 30, 2011	1,693,397	$16,934	$2,860,459	$249,337	$(374,858)	331,366	$(487,028)	$2,264,844
Net income	--	--	--	298,209	--	--	--	298,209

Other comprehensive loss net of tax:								--
Minimum pension liability adjustment	--	--	--	--	(480,085)	--	--	(480,085)
Comprehensive loss								(181,876)
Stock-based compensation	--	--	20,112	--	--	--	--	20,112
Balance, June 30, 2012	1,693,397	$16,934	$2,880,571	$547,546	$(854,943)	331,366	$(487,028)	$2,103,080

See notes to financial statements

The Dewey Electronics Corporation
Statements of Cash Flows

	Years ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$298,209	$(418,542)
Adjustments to reconcile net income/(loss) to net
Cash used in operating activities:
Depreciation	61,005	84,283
Gain on sale of asset	--	(200)
Stock-based compensation expense	20,112	33,002
Provision for inventory reserve	10,809	--
(Recovery of)/Provision for /bad debt expense	(25,000)	25,000
Increase in accounts receivable and notes Receivable	(510,503)	(74,107)
Increase in inventories	(70,281)	(168,093)
(Increase)/Decrease in contract costs and related estimated profits in excess of billings	(303,557)	107,456
Increase in prepaid expenses and other current assets	(15,590)	(6,083)
Increase in accounts payable	177,976	138,831
(Decrease)/Increase in accrued expenses and other Liabilities	(24,308)	48,425
Increase/(Decrease) in accrued pension costs	20,467	(4,697)

Total adjustments	(658,870)	183,817

Net cash used in operating activities	(360,661)	(234,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(92,521)	(68,605)
Proceeds from sale of assets	--	200
Net cash used in investing activities	(92,521)	(68,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowings	275,000	500,000
Repayment of short term borrowings	--	(500,000)
Proceeds from long term debt	44,466	--
Repayment of long term debt	(12,352)	--

Net cash provided by financing activities	307,114	--

NET DECREASE IN CASH AND CASH EQUIVALENTS	(146,068)	(303,130)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	474,381	777,511

CASH AND CASH EQUIVALENTS AT END OF YEAR	$328,313	$474,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,436	$2,715

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

A.  Revenue Recognition

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, the ordering provision of which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis.  For research and development contracts total costs incurred are compared to total expected costs for each contract. The Company has one development contract and one development sub-contract for which it recognizes revenues on a time and material basis.

Revenues and earnings for orders for replacement parts and other short term business (including orders for replacement parts for snowmaking equipment) are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

B.  Concentration Risks

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable.  The Company maintains accounts with financial institutions which exceed the current federally insured maximum of $250,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions.  The Company’s accounts receivable are principally with agencies of the United States Department of Defense.  These agencies accounted for 46.1% of the Company’s accounts receivable as of June 30, 2012 and one Department of Defense sub-contractor accounted for 25.7% of the Company’s accounts receivable. As of June 30, 2011 various agencies of the Department of Defense accounted for 59.6% of the Company’s outstanding accounts receivable and two Department of Defense sub-contractors who accounted for 17.7% and 12.3% of the Company’s accounts receivable respectively.

Product Concentration Risk

The Company derives more than 80% of its revenues from the sale of 2kw portable electrical generator sets to various branches of the United States military under a long term contract and to other Department of Defense contractors.  The contract to supply generator sets to the Department of Defense is for an indefinite delivery, indefinite quantity and is subject to the Government’s standard provision for termination at the convenience of the Government. A final delivery order was placed under this contract in September 2011 with deliveries scheduled to occur through September 2013. Production traditionally begins six to twelve months after the receipt of an order. As previously reported, the U.S. Army has announced that it is not issuing a new multiple year fixed price contract and will transfer the 2kW Generator Program to a 'sustainment' command. The Company anticipates that the Government will continue to require these generators, which can be ordered under individual “Purchase Orders”. The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels.  However, we are unable to predict whether, when or to what extent the Government will continue to place orders for these generators.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its generator products.  During fiscal year 2012 two of these suppliers accounted for 27.5% and 14.9% of material purchases, respectively. These same suppliers accounted for 30.2% and 19.7% of material purchases in fiscal year 2011.  No other supplier accounted for more than 10% of material purchases in fiscal years 2012 or 2011.

Customer Concentration Risks

The Company derives most of its revenues through contracts with various agencies of the Department of Defense including a long-term contract to supply portable electric generator sets (see “Product Concentration Risk” above), research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company.  The Company also provides portable electric generator sets as a sub-contractor to other prime contractors to the Department of Defense.  In fiscal year 2012 the various agencies of the Department of Defense accounted for approximately 73.1% of Company revenues.  In fiscal year 2011 the Department of Defense accounted for 72.2% of revenues.  No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2012 or 2011.

C.  Liquidity

During the year ended June 30, 2012, the Company had net income of approximately $298,000 and cash outflows from operations were approximately $361,000. The Company believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

D.  Cash and Cash Equivalents

The Company considers investments in all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

E.  Accounts and Notes Receivable

The Company regularly reviews its trade receivables and notes receivable for probability of collection.  An assessment of the probability of collection of delinquent accounts is made and an allowance is recorded when collection becomes uncertain. There was no allowance for doubtful accounts as of June 30, 2012.

As of June 30, 2011 the Company had a $25,000 allowance against a note receivable from a customer which was recovered in fiscal 2012 and no allowance against its trade receivables.

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

I. Development Costs

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2012 and 2011, the Company expensed $50,026 and $130,447 respectively, of research and development costs.  Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

J.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.  If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment.  If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the year ended June 30, 2012 or in the year ended June 30, 2011.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Income in Accounting Standards Update No. 2011-05 which defers the effective date of provisions of ASU No. 2011-05 that relate to the presentation of reclassification adjustments on the face of the financial statements. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 will not have a material impact on the Company's financial position or results of operations.

Other Accounting Standards Updates not effective until after June 30, 2012 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	June 30,
	2012	2011

Finished goods	$26,027	$34,240
Work in progress	200,939	140,344
Raw materials	554,071	546,981
	$781,037	$721,565

4.  Contract Costs and Estimated Profits in Excess of Billings

	June 30,
	2012	2011
Costs incurred on contracts in progress	$3,074,540	$685,574
Estimated contract profit	643,526	157,745
	3,718,066	843,319
Less: billings to date	2,790,988	219,798
Contract costs and related estimated profits in excess
of billings	$927,078	$623,521

5.  Stock Option Plan

On September 22, 2011, the Board of Directors of the Company adopted the Company’s 2011 Stock Option Plan (the “2011 Plan”), which was approved by the shareholders of the Company on December 8, 2011. Under the Plan options to purchase a maximum of 133,000 shares of common stock may be granted to any employee of the Company, including officers. Such options may be either incentive stock options or non-qualified options and must be granted with an exercise price no less than the fair market value of the stock on the date of the grant. No stock options have been granted under the plan.

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 (the “1998 Plan”) which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under the plan with an exercise price no less than fair market value of the stock on the date of grant.  Outstanding options generally are exercisable for ten years from the date of grant, except for four grants totaling 13,500 options which are exercisable for a 5-year term.  Outstanding options have expiration dates ranging from December 12, 2012 to September 21, 2021. No additional options may be granted under this plan.

The following disclosures are based on stock options granted under the 1998 Plan to employees of the Company in the first quarter of fiscal 2012 (quarter ended September 30, 2011) and the second quarter of fiscal 2011 (quarter ended December 31, 2010). No other stock options were granted in fiscal 2012 or fiscal 2011. For the fiscal year ended June 30, 2012, the Company recorded stock option compensation expense of $20,112.  For the fiscal year ended June 30, 2011 the Company recorded stock option compensation expense of $33,002.  As of June 30, 2012 the Company had an unrecognized stock compensation expense of $2,286, which will be recognized during the first quarter of fiscal 2013.

Estimating stock option compensation expense requires assumptions regarding a number of complex and subjective variables. Key assumptions used to estimate the fair value of stock options include the expected volatility of the Company’s stock price, expected employee option exercise behaviors, risk free interest rate over the option’s expected term, and the annual dividend yield. Compensation cost is recognized over the vesting period of the option using the straight line method.

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

The following weighted average assumptions were used in the valuation of stock options granted in the first quarter of fiscal 2012 and second quarter of fiscal 2011.

	September 30, 2011	December 31, 2010
Expected dividend yield	--	--
Expected volatility	76.8%	74.3%
Risk-free interest rate	1.27%	2.95%
Expected life in years	6.0	7.1

Based on the assumptions in the table above, the grant date fair value of stock options granted in the first quarter of fiscal 2012 was $11,354.

Based on the assumptions in the table above, the grant date fair value of stock options granted in the second quarter of fiscal 2011 was $24,509.

The changes in the number of shares under option are as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2010	40,700	$2.80

Granted during 2011	16,000	2.05

Expired	(4,000)	1.63

Balance at June 30, 2011	52,700	2.66

Granted during 2012	9,800	1.63

Expired	--	--

Balance at June 30, 2012	62,500	$2.50
Exercisable at June 30, 2012	52,700	$2.66

At the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors (the “Directors Plan”).  The number of shares issuable upon exercise of options, which may be granted under this plan, shall not exceed 50,000 shares of common stock.  No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2012:

Outstanding and Exercisable

		Weighted Average	Weighted Average
Exercise Price	Options	Exercise Price	Remaining Life-Years
3.93	16,000	3.93	0.5
1.76	800	1.76	1.5
1.60	3,900	1.60	6.5
2.47	4,000	2.47	2.8
2.24	12,000	2.24	7.8
2.20	4,000	2.20	3.5
2.00	12,000	2.00	8.5
	52,700

As of June 30, 2012, the intrinsic value of stock options outstanding and exercisable was $1,094.

6.  Taxes on Income

Deferred tax assets and liabilities as of June 30, 2012 and 2011 consisted of the following:

Deferred Tax assets/(liabilities):	2012	2011
Current
Vacation accrual	$47,227	$42,273
Deferred Compensation	16,080	--
Inventory reserve	117,694	113,348
Allowance for doubtful accounts	--	10,050
Prepaids	(6,928)	(6,048)
	174,073	159,623
Less valuation allowance	(174,073)	(159,623)
Total current deferred tax asset	--	--
Non-current
Pension	433,958	232,737
Depreciation	9,926	(769)
Net operating loss	739,961	887,931
	1,183,845	1,119,899
Less valuation allowance	(1,183,845)	(1,119,899)
Total non-current deferred tax Assets	--	--
Total deferred tax assets	$--	$--

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. In fiscal 2012, the Company recorded a valuation allowance against its deferred tax assets as it believes that it is more likely than not that it will not realize the tax attributes.

As of June 30, 2012, the Company has approximately $1,820,000 and $1,940,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2013 through 2031.

Income Tax expense (benefit) consists of the following:

	Year Ended June 30,
	2012	2011
Federal
Current	$--	$--
Deferred	104,189	(125,767)
State:
Current	--	--
Deferred	19,383	(18,081)
	123,572	(143,848)

Change in valuation allowance	(123,572)	143,848
Income tax expense	$--	$--

The reconciliation of the Federal statutory rate with the Company’s effective tax rate is summarized as follows:

	Years ended June 30,
	2012	2011
Federal statutory rate	34.00%	34.00%
State tax net of federal benefit	6.40	5.44
Other	1.04	(0.18)
Change in valuation allowance	(41.44)	(39.26)
Effective Rate	0.00%	0.00%

The Company adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statement. This interpretation prescribes a recognition threshold, and a measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the year ended June 30, 2012.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2012 and 2011.

The Company files corporate tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions.  The Company is subject to tax examination for fiscal tax years of 2008 through 2012.

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

The Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 3.75% as of June 30, 2012, which is lower than the assumed discount rate of 5.25% as of June 30, 2011.  The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan’s enrolled actuary.  The Company made cash contributions to the Plan of approximately $100,000 and $115,000 in fiscal years 2012 and 2011, respectively. The estimated fiscal year 2013 minimum contributions to the Plan are approximately $124,000.

The following tables provide information about changes in the benefit obligation and Plan assets and the funded status of the Company’s pension plan.

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$1,997,461	$1,856,936
Service cost	56,779	53,570
Interest cost	103,211	96,282
Actuarial loss	495,042	18,163
Benefits paid plus administrative expenses	(34,914)	(27,490)
Benefit obligation at end of year	$2,617,579	$1,997,461

Change in plan assets:
Fair value of plan assets at beginning of year	$1,418,515	$1,281,009
Actual return on plan assets	54,404	49,388
Employer contributions	100,076	115,608
Benefits paid plus administrative expenses	(34,914)	(27,490)
Fair value of plan assets at end of year	$1,538,081	$1,418,515
Funded status	(1,079,498)	(578,946)
Unrecognized net loss	1,013,706	533,621
Accrued pension expense	$(65,792)	$(45,325)

Measurement Date	July 1, 2012	July 1, 2011

Weighted Average Assumptions
Discount rate	3.75%	5.25%
Expected long-term rate of return on assets	5.25%	5.25%
Rate of increase in future compensation levels	3.00%	3.00%

Set forth below is a summary of the amounts reflected in the Company’s Balance Sheet at the end of the last two fiscal years:

	June 30, 2012	June 30, 2011
Total accrued pension liability	$(1,079,498)	$(578,946)
Accumulated other comprehensive income, pre-tax	1,013,706	533,621
Net amount recognized	$(65,792)	$(45,325)

The accumulated benefit obligation for the Plan was $2,617,579 and $1,997,461 at June 30, 2012, and 2011, respectively.

Other changes in Plan assets and benefit obligations recognized in the Other Comprehensive Loss for each fiscal year are as follows:

	June 30, 2012	June 30, 2011

Change in net loss	$516,258	$38,421
Amortization of net loss	(36,173)	(30,705)
	$480,085	$7,716

Accumulated Other Comprehensive Loss consisted of the following amounts that had not, as of year end, been recognized in net benefit cost.

	June 30, 2012	June 30, 2011

Unrecognized Net Loss	$1,013,706	$533,621

Amounts included in Accumulated Other Comprehensive Loss as of June 30, 2012 that are expected to be recognized as a component of benefit cost during fiscal 2013 consist of amortization of net loss of $36,173.

Components of periodic pension costs as of June 30, 2012 and 2011 are as follows:

	2012	2011
Service cost-benefits earned during the period	$56,779	$53,570
Interest cost on projected benefit obligation	103,211	96,282
Expected return on plan assets	(75,620)	(69,646)
Amortization of actuarial loss	36,173	30,705

Net periodic pension cost	$120,543	$110,911

Weighted Average Assumptions for Net Periodic Pension Expense

	2012	2011
Discount Rate	5.25%	5.25%
Expected Long-term Rate of Return on Assets	5.25%	5.25%
Rate of Increase in Future Compensation Levels	3.00%	3.00%

Retirement Plan for Employees of Dewey Electronics Corporation’s weighted average asset allocations at June 30, 2012, and 2011, by asset category are as follows:

	2012	2011
Asset Category
Fixed Funds with Guaranteed Interest Rates	100%	100%
Total	100%	100%

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

The following table sets forth a summary of changes of fair value of the Retirement Plan’s Level 3 assets for the fiscal year ended June 30, 2012.

All Fixed Funds
Balance, June 30, 2011	$1,418,515
Actual return on plan assets:
On assets still held at the reporting date	53,097
On assets sold during the period	1,307
Purchases and sales	65,162
Transfers in and/or out of Level 3	--
Balance June 30, 2012	$1,538,081

The expected future payments for the years ended June 30, are as follows:

2013	$89,000
2014	$89,000
2015	$97,000
2016	$105,000
2017	$115,000
Five years thereafter	$731,000

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income/loss per common share computations.  Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such shares are 62,500 and 52,700, respectively, for the years ended June 30, 2012 and 2011.

	Year Ended June 30, 2012
	Income	Shares	Per Share Amount
Basic net income per common share	$298,209	1,362,031	$.22
Effect of dilutive securities	--	1,112	--
Diluted net income per common share	$298,209	1,363,143	$.22

	Year Ended June 30, 2011
	Loss	Shares	Per Share Amount
Basic net loss per common share	$(418,542)	1,362,031	$ (0.31)
Effect of dilutive securities	--	--	--
Diluted net loss per common share	$(418,542)	1,362,031	$(0.31)

9.  Credit Facility

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA.  On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended this line of credit to November 30, 2012. As of the effective date of the modification of the line of credit, there were no borrowing’s outstanding. No other terms of the Company’s April 27, 2009 revolving term note to TD Bank were changed. The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the bank. The rate applicable to the line of credit at June 30, 2012 was approximately 4.25%. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property. As of June 30, 2012 the Company had $275,000 of outstanding debt against this line of credit. As of June 30, 2012 the Company was in compliance with all covenants and default provisions of the loan. The Company does not regard this credit facility as vital to its continued operations.

10. Note Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of June 30, 2012 the Company had an outstanding balance of $32,114 on this note.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2012, the design and operation of the Company's disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012 based on those criteria issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

The Company’s Code of Ethics is available at our website at www.deweyelectronics.com

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

Equity Compensation Plan Information as of June 30, 2012

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category

Equity compensation plans approved by security holders	62,500	$2.4965	183,000

Equity compensation plans not approved by security holders	--	--	--

Total	62,500	$2.4965	183,000

All of the outstanding options (column a) were granted under the Company’s 1998 Plan.

Securities available for future issuance (column c) consist of 133,000 options available for grant under the Company’s 2011 Plan and 50,000 options available for grant under the Company’s Directors Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

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

DATE:    September 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John H.D. Dewey	Date: September 26, 2012
John H.D. Dewey	Director

/s/ James M. Link	Date: September 26, 2012
James M. Link	Director

/s/ Nathaniel Roberts	Date: September 26, 2012
Nathaniel Roberts	Director

/s/ John B. Rhodes	Date: September 26, 2012
John B. Rhodes	Director

/s/ Ron Tassello	Date: September 26, 2012
Ron Tassello	Director

THE DEWEY ELECTRONICS CORPORATION
INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number			Page No.

3	(a)-	Certificate of Incorporation as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.	--

3	(b)-	By Laws as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.

10	(a)-	2011 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2011 annual meeting of stockholders on December 8, 2011 and is herein incorporated by reference.

10	(b)-	2001 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

10	(c)-	Amendment and Restatement of the 1998 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

10	(d)-	Form of Grant Letter for the 1998 Stock Option Plan. This item was filed as part of the Registrant’s Form 10-K for the year ended June 30, 2010 and is herein incorporated by reference.

10	(e)-	Amended and Restated Revolving Term Note made by The Dewey Electronics Corporation in favor of TD Bank N.A. dated October 31, 2011. This item was filed with the Registrant’s Form 10-Q for the period ended September 30, 2011 and is herein incorporated by reference.

10	(f)-	Loan and Security Agreement between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009. This item was filed with the Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein incorporated by reference.

10	(g)-	Commercial Mortgage and Security Agreement and Assignment of Leases and Rents between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009. This item was filed with the Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein incorporated by reference.

10	(h)-	Modification Agreement dated as of October 31, 2011 between The Dewey Electronics Corporation and TD Bank, N.A. . This item was filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2011 and is herein incorporated by reference.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2		Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)