Form 10-Q
period 2012-09-30
DEWEY ELECTRONICS CORP
filed 2012-11-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at November 8, 2012.

THE DEWEY ELECTRONICS CORPORATION

INDEX

		Page No.
Part I	Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets - September 30, 2012(unaudited) and June 30, 2012	3

	Condensed Statements of Operations - Three-months Ended September 30, 2012 and 2011 (unaudited)	4

	Statement of Comprehensive Income/Loss	4

	Condensed Statements of Cash Flows for the Three-months Ended September 30, 2012 and 2011 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	19

Part II	Other Information

Item 6.	Exhibits	20

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	JUNE 30,
	2012	2012
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$492,166	$328,313
Accounts receivable	995,426	1,244,462
Inventories	672,862	781,037
Contract costs and related estimated profits in excess of billings	1,324,423	927,078
Prepaid expenses and other current assets	55,869	69,502

TOTAL CURRENT ASSETS	3,540,746	3,350,392

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,248,760	3,248,760
Furniture and fixtures	263,030	263,030
	6,110,970	6,110,970
Less accumulated depreciation	5,207,149	5,191,705
	903,821	919,265

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,509,662	$4,334,752

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable – current portion	$14,822	$289,822
Trade accounts payable	503,711	407,994
Accrued expenses and other liabilities	184,636	216,491
Accrued compensation and benefits payable	239,487	220,575
Accrued pension costs	58,594	65,792
TOTAL CURRENT LIABILITIES	1,001,250	1,200,674

LONG-TERM PORTION OF NOTE PAYABLE	13,562	17,292

LONG-TERM PENSION LIABILITY	980,898	1,013,706

TOTAL LIABILITIES	1,995,710	2,231,672

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at September 30, 2012 and June 30, 2012	16,934	16,934
Additional paid-in capital	2,882,842	2,880,571
Retained earnings	923,339	547,546
Accumulated other comprehensive loss	(822,135)	(854,943)
	3,000,980	2,590,108
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,513,952	2,103,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,509,662	$4,334,752

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED SEPTEMBER 30,
	2012	2011

Revenues	$2,958,191	$1,739,335

Cost of revenues	2,159,241	1,535,750

Gross profit	798,950	203,585

Selling, general & administrative	420,080	350,058

Operating income/(loss)	378,870	(146,473)

Interest expense	(2,467)	--

Other income/(expense) – net	(610)	(401)

Income/(loss) before income taxes	375,793	(146,874)

Provision for income tax	--	--

NET INCOME/(LOSS)	$375,793	$(146,874)

NET INCOME/(LOSS) PER COMMON SHARE-BASIC	$0.28	$(0.11)
NET INCOME/(LOSS) PER COMMON SHARE-DILUTED	$0.28	$(0.11)

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031
Diluted	1,362,031	1,362,031

STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

	THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Other comprehensive income/loss - net of tax

Net income/(loss)	$375,793	$(146,874)
Amortization of actuarial gains and losses	32,808	9,043

Comprehensive income/(loss)	$408,601	$(137,831)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$375,793	$(146,874)
Adjustments to reconcile net income/(loss) to
Net cash provided by/(used in) operating activities:
Depreciation	15,444	14,731
Stock based compensation expense	2,271	6,695
Provision for inventory reserve	11,180	--
Decrease in accounts receivable and notes receivable	249,036	79,857
Decrease in inventories	96,995	51,173
(Increase)/decrease in contract costs and related
estimated profits in excess of billings	(397,345)	99,288
Decrease in prepaid expenses and
other current assets	13,633	18,216
Increase/(decrease) in trade accounts payable	95,717	(39,298)
(Decrease) in accrued expenses and other liabilities	(12,943)	(110,920)
(Decrease)/increase in accrued pension costs	(7,198)	6,644
Total adjustments	66,790	126,386

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	442,583	(20,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	--	(72,059)

NET CASH USED IN INVESTING ACTIVITIES	--	(72,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short term borrowings	(275,000)	--
Proceeds from long term debt	--	44,466
Repayment of long term debt	(3,730)	(1,235)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(278,730)	43,231

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	163,853	(49,316)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	328,313	474,381

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$492,166	$425,065

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$2,467	$--

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting.  The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Form 10-K”).

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of September 30, 2012, and the results of operations and cash flows for the three-months then ended.  The results of operations and cash flows for the period ended September 30, 2012 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2013.

As of September 30, 2012, there have been no material changes to any of the significant accounting policies described in our 2012 Form 10-K.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220):Presentation of Comprehensive Income which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 did not have a material impact on the Company's financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Income in Accounting Standards Update No. 2011-05 which defers the effective date of provisions of ASU No. 2011-05 that relate to the presentation of reclassification adjustments on the face of the financial statements. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-12 did not have a material impact on the Company's financial position or results of operations.

Other Accounting Standards Updates not effective until after September 30, 2012 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	September 30, 2012	June 30, 2012

Finished Goods	$25,110	$26,027
Work In Progress	84,860	200,939
Raw Materials	562,892	554,071
Total	$672,862	$781,037

4.  Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,016,000 and $191,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2014.  In the three month period ended September 30, 2012 these federal and state net deferred tax assets decreased by approximately $128,000 and $23,000, respectively, as a result of a net income for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. For the three months ended September 30, 2012 and September 30, 2011, respectively, all outstanding stock options (62,500 shares) were excluded from the computation of earnings per share due to their anti-dilutive effect.

	Three-months Ended September 30,
	2012			2011
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net income/(loss)
per common share	$375,793	1,362,031	$.28	$(146,874)	1,362,031	$(.11)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net income/(loss) per common share	$375,793	1,362,031	$.28	$(146,874)	1,362,031	$(.11)

6.  Stock Option Plan

On September 22, 2011, the Board of Directors of the Company adopted the Company’s 2011 Stock Option Plan, which was approved by the shareholders of the Company on December 8, 2011. Under this plan options to purchase a maximum of 133,000 shares of common stock may be granted to any employee of the Company, including officers. Such options may be either incentive stock options or non-qualified options and must be granted with an exercise price no less than the fair market value of the stock on the date of the grant. No stock options have been granted under this plan.

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant.  Outstanding options generally are exercisable for ten years from the date of grant, except for four grants totaling 13,500 options which are exercisable for a 5-year term.  Outstanding options have expiration dates ranging from December 12, 2012 to September 21, 2021. No additional options may be granted under this plan.

The following disclosures are based on stock options granted to employees of the Company in the first quarter of fiscal 2012 (quarter ended September 30, 2011). There were no stock options granted in the first quarter of fiscal 2013 (quarter ended September 30, 2012). For the three months ended September 30, 2012, the Company recorded stock option compensation expense of $2,271. For the three months ended September 30, 2011, the Company recorded stock option compensation expense of $6,695.

For the full fiscal year ending June 30, 2013, the Company expects approximately $2,271 in stock option compensation expense based on stock options already granted and assuming no further option grants during the remainder of the fiscal year.  However, our assessment of the compensation expense will be affected by the number of stock options actually granted (if any) during the remainder of the year as well as the number of outstanding options that are forfeited.

Estimating stock option compensation expense requires assumptions regarding a number of complex and subjective variables. Key assumptions used to estimate the fair value of stock options include, the expected volatility of the Company’s stock price, expected employee option exercise behaviors, risk free interest rate over the option’s expected term, and the annual dividend yield. Compensation cost is recognized over the vesting period of the option using the straight line method.

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

Based on the assumptions in the table above, the grant date fair value of stock options granted in the first quarter of fiscal 2012 was $11,354. No options were granted in the first quarter of fiscal 2013.

Stock option transactions for the Company’s employee stock option plans for the quarter ended September 30, 2012 are as follows:

		Weighted
		Average
	Shares	Exercise Price
Beginning balance	62,500	$2.50
Granted	--	--
Exercised	--	--
Cancelled or expired	--	--
Ending balance	62,500	2.50
Options exercisable at end of period	62,500	2.50

7. Notes Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of September 30, 2012 the Company had an outstanding balance of $28,384 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA.  On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended this line of credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to TD Bank were changed. As of September 30, 2012 the Company had no outstanding debt against this line of credit. The Company does not regard this credit facility as vital to its continued operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company’s 2012 Form 10-K.  Certain statements in this report may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company’s operations, markets, products, services and prices and, specifically, the factors discussed below under “Financing Activities”, and “Company Strategy” and in Item 1 (Description of Business) of the Company’s 2012 Form 10-K under the subheading “Operational Risks”.  Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company’s operating cycle is long-term and includes various types of products and varying delivery schedules.  Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results.  The following comparative analysis should be viewed in this context.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions affect the application of our accounting policies.  Actual results could differ from these estimates. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  The Company’s critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company’s 2012 Form 10-K.

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

Revenues for the first quarter of fiscal year 2013 (the three month period ended September 30, 2012) were $1,218,856 higher when compared to the first quarter of fiscal year 2012 (the three month period ended September 30, 2011). The increase in revenues was due to increased production of generator sets for delivery under the Company’s 10 year indefinite delivery/indefinite quantity contract with the U.S. Army as well as for delivery to other government contractors. The Company also realized increased revenues from the sales of replacement parts and other short-term business. These increases were partly offset by a reduction in revenues from customer funded research and development in the first quarter of fiscal year 2013 when compared to the same period in fiscal year 2012.

For the three months ended September 30, 2012 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 83% of revenues compared to approximately 84% for the first quarter of fiscal year 2012. Replacement parts and other short-term business provided approximately 16% of revenues for the first quarter of fiscal year 2013 and approximately 10% of revenues for the same period in fiscal year 2012. Revenues from research and development contracts provided approximately 1% of revenues for the first quarter of fiscal year 2013 and approximately 6% of revenues for the same period in fiscal year 2012.

The aggregate value of the Company’s backlog of sales orders was $4.2 million on September 30, 2012. The Company’s backlog of sales orders was $10.0 million on September 30, 2011.  It is estimated that substantially all of the present backlog will be billed during the next 9 months and be recognized as fiscal year 2013 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $798,950 or 27% of revenues for the three months ended September 30, 2012 compared to a gross profit of $203,585 or 12% of revenues for the same period in 2011. The higher gross profit for the first quarter of fiscal year 2013 was the result of an increase in production volume, a more favorable product mix and a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the U.S. Army prior to its expiration.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for the first three months of fiscal year 2013 were $420,080 or 14% of revenues compared to $350,058 or 20% of revenues in the first three months of fiscal year 2012. The most significant increases in expense and their approximate amounts were in compensation ($56,000), Company sponsored research and development ($34,000) and general corporate expense ($20,000), all of which were partly offset by decreases in legal and professional fees of $29,000 and marketing expense of $8,000.

Interest Expense

The Company had interest expense of $2,467 in the three month period ended September 30, 2012. The Company had no interest expense in the three month period ended September 30, 2011.

Other Expense/Income – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $610 for the three months ended September 30, 2012 was comprised primarily of franchise taxes and miscellaneous bank fees, partly offset by interest income.

Other expense of $401 for the three months ended September 30, 2011 was comprised primarily of sales of franchise taxes and miscellaneous bank fees, partly offset by interest income and scrap sales.

Income/Loss Before Income Taxes

Income before income taxes for the three months ended September 30, 2012 was $375,793. Loss before income taxes was $146,874 for the three months ended September 30, 2011.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,016,000 and $191,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2014.  In the three month period ended September 30, 2012 these federal and state net deferred tax assets decreased by approximately $128,000 and $23,000, respectively, as a result of a net income for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As described in “Financing Activities” below, during the first quarter of fiscal year 2013 the Company repaid $275,000 which it had borrowed against its current line of credit during the second quarter of fiscal year 2012. As of September 30, 2012, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At September 30, 2012, the Company’s working capital was $2,539,496 compared to $1,676,523 at September 30, 2011.

The ratio of current assets to current liabilities was 3.54 to 1 at September 30, 2012 and 3.76 to 1 at September 30, 2011.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Three Months ended September 30,
	2012	2011
Net cash provided by(used in)
Operating activities	$442,583	$(20,488)
Investing activities	--	(72,059)
Financing activities	(278,730)	43,231

Operating Activities:

Adjustments to reconcile net income to net cash used in operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in the three month period ended September 30, 2012 was comprised primarily of net income before depreciation and amortization and non-cash compensation expense, and decreases in accounts receivable, inventories, and prepaid expenses and an increase in accounts payable. These amounts were partly offset by decreases in contract costs and estimated related profits in excess of applicable billings, accrued costs, and accrued pension costs.

Net cash used in operating activities in the three month period ended September 30, 2011 was comprised primarily of net loss before depreciation and amortization and non-cash compensation expense, and decreases in accounts payable and accrued expenses. These amounts were partly offset by decreases in accounts receivable, inventories, contract costs and estimated related profits in excess of applicable billings, and prepaid expenses, and an increase in accrued pension costs.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the three month periods ended September 30, 2012 and September 30, 2011, the Company expensed $45,563 and $11,515, respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first three months of fiscal year 2013, the Company used no net cash in investing activities.

During the first three months of fiscal 2012, net cash of $72,059 was used in investing activities. The entire amount was used for capital expenditures, principally for the replacement and upgrade of facility lighting and the acquisition of additional demonstration and test equipment.

Financing Activities:

In August 2011, the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of September 30, 2012 the Company had an outstanding balance of $28,384 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit with TD Bank, NA.  (See Note 10 of the Notes to Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2011). On November 2, 2011, the Company and TD Bank entered into a modification of this line of credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended this line of credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to TD Bank were changed. In December 2011 the Company borrowed $275,000 against this line of credit which it repaid in August 2012. As of September 30, 2012 the Company had no outstanding borrowings against the line of credit. The Company does not regard this credit facility as vital to its continued operations.

The Company did not use any other cash in financing activities during the three-month periods ended September 30, 2012 and September 30, 2011, respectively.

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

The ordering provision under the Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2011. Deliveries of orders received prior to the expiration of the contract are scheduled to continue through September 2013. The U.S. Army previously announced that it was not issuing a new multiple year fixed price contract and would transfer the 2kW Generator Program to a 'sustainment' command. However, management now believes that it is possible that the U.S. Army may put out for competitive bidding and award a new contract for 2kW generator sets within the next 12 to 24 months. No assurances can be given that the U.S. Army will take such action (or if taken, the timing thereof) or that the Company would be awarded any such new contract.

The Company anticipates that the Government will continue to require the Company’s 2kW generators, which can be ordered under individual “Purchase Orders”. The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels.  Most importantly, with the expiration of the 2kW contract the Company is able to set new pricing on future orders which could be adjusted on an annual basis (although new pricing would be restricted by defense acquisition regulations and comprehensive government auditing). We are unable to predict whether, when or to what extent the Government will continue to place orders for these generators. However, we have made some progress toward achieving the first strategic objective during the last quarter of fiscal year 2012 and the first quarter of fiscal year 2013 with improved margin on the existing generator product line reversing a downward trend over the past several years.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2012, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: November 12, 2012	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: November 12, 2012	By:	/s/ Stephen P. Krill
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