Form 10-Q
period 2012-12-31
DEWEY ELECTRONICS CORP
filed 2013-02-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at February 8, 2013.

THE DEWEY ELECTRONICS CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2012	2012
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$417,013	$328,313
Accounts receivable	851,986	1,244,462
Inventories	1,060,712	781,037
Contract costs and related estimated profits in excess
of billings	1,145,095	927,078
Prepaid expenses and other current assets	55,962	69,502

TOTAL CURRENT ASSETS	3,530,768	3,350,392

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,257,662	3,248,760
Furniture and fixtures	263,030	263,030
	6,119,872	6,110,970
Less accumulated depreciation	5,222,593	5,191,705
	897,279	919,265

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,493,142	$4,334,752

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Notes payable – current portion	$14,822	$289,822
Trade accounts payable	521,797	407,994
Accrued expenses and other liabilities	192,025	216,491
Accrued compensation and benefits payable	208,110	220,575
Accrued pension costs	99,087	65,792
TOTAL CURRENT LIABILITIES	1,035,841	1,200,674

LONG-TERM PORTION OF NOTE PAYABLE	11,080	17,292

LONG-TERM PENSION LIABILITY	948,090	1,013,706

TOTAL LIABILITIES	1,995,011	2,231,672

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at December 31, 2012 and June 30, 2012	16,934	16,934
Additional paid-in capital	2,882,842	2,880,571
Retained earnings	874,710	547,546
Accumulated other comprehensive loss	(789,327)	(854,943)
	2,985,159	2,590,108
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,498,131	2,103,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,493,142	$4,334,752

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED DECEMBER 31,		SIX-MONTHS ENDED DECEMBER 31,
	2012	2011	2012	2011

Revenues	$1,875,694	$2,554,128	$4,833,885	$4,293,463

Cost of revenues	1,481,760	2,181,331	3,641,001	3,717,081

Gross profit	393,934	372,797	1,192,884	576,382

Selling, general and administrative	439,899	343,331	859,979	693,389

Operating income/(loss)	(45,965)	29,466	332,905	(117,007)

Interest expense	--	502	2,467	502

Other income/(expense)– net	(2,664)	(1,427)	(3,273)	(1,828)

Income/(loss) before income taxes	(48,629)	27,537	327,164	(119,337)

Provision for income tax	0	0	0	0

Net income/(loss)	$(48,629)	$27,537	$327,164	$(119,337)

Net income/(loss) per common share-Basic	$(0.04)	$0.02	$0.24	$(0.09)
Net income/(loss) per common share-Diluted	$(0.04)	$0.02	$0.24	$(0.09)

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,362,031	1,362,732	1,362,031	1,362,031

STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

	THREE-MONTHS ENDED DECEMBER 31		SIX-MONTHS ENDED DECEMBER 31
	2012	2011	2012	2011
Other comprehensive income/(loss) – net of tax

Net income/(loss)	$(48,629)	$27,537	$327,164	$(119,337)
Amortization of actuarial gains and losses	32,808	9,043	65,616	18,086

Comprehensive income/(loss)	$(15,821)	$36,580	$392,780	$(101,251)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX-MONTHS ENDED DECEMBER 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$327,164	$(119,337)
Adjustments to reconcile net income/(loss) to
Net cash provided by/(used in) operating activities:
Depreciation	30,888	29,463
Stock based compensation expense	2,271	14,435
Provision for inventory reserve	14,267	--
Decrease in accounts receivable and notes receivable	392,476	307,376
Decrease in allowance for doubtful accounts	--	(6,907)
(Increase)/decrease in inventories	(293,942)	62,270
Increase in contract costs and related
estimated profits in excess of billings	(218,017)	(518,569)
Decrease in prepaid expenses and
other current assets	13,540	8,632
Increase in trade accounts payable	113,803	290,508
Decrease in accrued expenses and other liabilities	(36,931)	(153,497)
Increase in accrued pension costs	33,295	13,287
Total adjustments	51,650	46,998

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	378,814	(72,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(8,902)	(79,741)

NET CASH USED IN INVESTING ACTIVITIES	(8,902)	(79,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	--	275,000
Repayment of short-term borrowings	(275,000)	--
Proceeds from long-term debt	--	44,466
Repayment of long-term debt	(6,212)	(4,965)

NET CASH PROVIDED BY/(USED IN)FINANCING ACTIVITIES	(281,212)	314,501

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,700	162,421

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	328,313	474,381

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$417,013	$636,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$2,467	$502

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of December 31, 2012, and the results of operations for the three months and six months then ended and cash flows for the six months then ended. The results of operations and cash flows for the period ended December 31, 2012 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2013.

As of December 31, 2012, there have been no material changes to any of the significant accounting policies described in our 2012 Form 10-K.

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

Other Accounting Standards Updates not effective until after December 31, 2012 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	December 31, 2012	June 30, 2012

Finished Goods	$26,273	$26,027
Work In Progress	278,452	200,939
Raw Materials	755,987	554,071
Total	$1,060,712	$781,037

4.  Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,032,000 and $194,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2014.  In the six month period ended December 31, 2012 these federal and state net deferred tax assets decreased by approximately $111,000 and $20,000, respectively, as a result of a net income for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. For the three months ended December 31, 2012, outstanding stock options for 46,500 shares were excluded from the calculation of diluted net income (loss) as a result of their anti-dilutive effect on the net loss for the period. For the three months ended December 31, 2011, options for 48,000 shares were excluded due to the exercise price of the options exceeding the average share price for the quarter.

For the six months ended December 31, 2012, outstanding stock options for 46,500 shares were excluded from the calculation of diluted net income (loss) due to the exercise price of the options exceeding the average share price for the quarter. For the six months ended December 31, 2011, options for 62,500 shares were excluded as a result of their anti-dilutive effect on the net loss for the period.

	Three-months Ended December 31,
	2012			2011
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic net income/(loss)
per common share	$(48,629)	1,362,031	$(.04)	$27,537	1,362,031	$.02

Effect of dilutive Securities	--	--	--	--	701	--
Diluted net income/(loss) per common share	$(48,629)	1,362,031	$(.04)	$27,537	1,362,732	$.02

	Six-months Ended December 31,
	2012			2011
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net income/(loss)
per common share	$327,164	1,362,031	$.24	$(119,337)	1,362,031	$(.09)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net income/(loss) per common share	$327,164	1,362,031	$.24	$(119,337)	1,362,031	$(.09)

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

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant. Outstanding options generally are exercisable for ten years from the date of grant, except for four grants totaling 13,500 options which are exercisable for a 5-year term. Outstanding options have expiration dates ranging from December 4, 2013 to September 21, 2021. No additional options may be granted under this plan.

The following disclosures are based on stock options granted to employees of the Company in the first quarter of fiscal 2012 (quarter ended September 30, 2011). There were no stock options granted in the second quarter of fiscal 2012 (quarter ended December 31, 2011) or in the first or second quarters of fiscal 2013 (quarters ended September 30, and December 31, 2012). For the three months ended December 31, 2012, the Company recorded no stock option compensation expense. For the three months ended December 31, 2011, the Company recorded stock option compensation expense of $7,740. For the six months ended December 31, 2012, the Company recorded stock option compensation expense of $2,271 compared to stock option compensation expense of $14,435 for the six month period ended December 31, 2011.

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

The following weighted average assumptions were used in the valuation of stock options granted in the first quarter of fiscal 2012.

September 30, 2011
Expected dividend yield	--
Expected volatility	76.8%
Risk-free interest rate	1.27%
Expected life in years	6.0

Based on the assumptions in the table above, the grant date fair value of stock options granted in the first quarter of fiscal 2012 was $11,354.

Stock option transactions for the Company’s employee stock option plans for the three and six months ended December 31, 2012 are as follows:

	December 31, 2012
	Three Months		Six Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	62,500	$2.50	62,500	$2.50
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled or expired	16,000	3.93	16,000	3.93
Ending balance	46,500	$2.00	46,500	$2.00
Options exercisable at end of period	46,500	$2.00	46,500	$2.00

7. Notes Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of December 31, 2012 the Company had an outstanding balance of $25,902 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”).  On November 2, 2011, the Company and the Bank entered into a modification of the Line of Credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended the Line of Credit to November 30, 2012.  (See Note 9 of the Notes to Financial Statements in the Company's Form 10-K for the fiscal year ended June 30, 2012).

On November 16, 2012, the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2012, which returned the maximum borrowing amount to $500,000 and extended the Line of Credit to November 30, 2013. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of October 31, 2011) were changed. As of December 31, 2012 the Company had no outstanding debt against the Line of Credit. The Company does not regard this credit facility as vital to its continued operations.

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees. The impact of the plan on operations are as follows:

	THREE-MONTHS ENDED DECEMBER 31
	2012	2011

Service cost-benefits earned during the period	$16,861	$14,195
Interest cost on projected benefit obligation	24,128	25,803
Expected return on plan assets	(20,514)	(18,905)
Amortization of actuarial loss	32,808	9,043

Net periodic pension cost	$53,283	$30,136

	SIX-MONTHS ENDED DECEMBER 31
	2012	2011

Service cost-benefits earned during the period	$33,722	$28,390
Interest cost on projected benefit obligation	48,256	51,606
Expected return on plan assets	(41,028)	(37,810)
Amortization of actuarial loss	65,616	18,086

Net periodic pension cost	$106,566	$60,272

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

Revenues for the three month period ended December 31, 2012 were $678,434 lower when compared to the three month period ended December 31, 2011. Revenues were lower principally due to a decrease in the production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company’s prime contract. The Company also recorded decreases in revenues from its customer funded research and development sub-contract and from sales of replacement parts and other short-term business when compared to the same three month period last year.

For the three months ended December 31, 2012 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 85% of revenues compared to approximately 81% for the three months ended December 31, 2011.  Replacement parts and other short-term business provided approximately 15% of revenues for the three months ended December 31, 2012 and approximately 12% of revenues in the same period in 2011. The Company’s research and development sub-contract provided less than 1% of revenues for the three months ended December 31, 2012, and approximately 7% of revenues in the same period in 2011.

Revenues for the six month period ended December 31, 2012 were $540,422 higher when compared to the six month period ended December 31, 2011. The higher revenues were attributable principally to an increase in the production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company’s prime contract, a small increase in the selling price on 2kW generators for delivery under the Company's prime contract with the U.S. Army, and an increase in sales of replacement parts and other short-term business. These increases were partly offset by a decrease in revenues from customer funded research and development when compared to the same six month period last year.

For the six months ended December 31, 2012, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 84% of revenues compared to approximately 82% for the six months ended December 31, 2011. Replacement parts and other short-term business provided approximately 15% of revenues for the six months ended December 31, 2012 and approximately 11% of revenues in the same period in 2011. The Company’s research and development sub-contract provided approximately 1% of revenues for the six months ended December 31, 2012, and approximately 7% of revenues in the same period in 2011.

The aggregate value of the Company’s backlog of sales orders was $3.1 million on December 31, 2012 and $8.5 million on December 31, 2011.  It is estimated that a significant portion of the present backlog will be billed during the next 6 months and be substantially recognized as fiscal year 2013 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $393,934 or 21% of revenues for the three month period ended December 31, 2012 compared to a gross profit of $372,797 or 15% of revenues for the same three month period in 2011. The higher gross profit for the three months ended December 31, 2012 was primarily the result of a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the U.S. Army prior to the expiration of the contract’s ordering provision, and was also affected by a more favorable product mix.

For the six month period ended December 31, 2012 the Company’s gross profit was $1,192,884 or 25% of revenues compared to a gross profit of $576,382 or 13% of revenues for the six month period ended December 31, 2011. The higher gross profit for the six months ended December 31, 2012 was the result of an increase in production volume, a more favorable product mix and a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the U.S. Army prior to the expiration of the contract’s ordering provision.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended December 31, 2012 were $439,899 or 23% of revenues compared to $343,331 or 13% of revenues for the three month period ended December 31, 2011. The most significant changes in expense and the approximate amount of the changes were increases in marketing expense ($30,000), general corporate expense ($30,000), compensation expense ($16,000), company sponsored research and development ($9,000), and legal and professional fees ($8,000).

Selling, General and Administrative expenses for the six months ended December 31, 2012 were $859,979 or 18% of revenues compared to $693,389 or 16% of revenues for the six month period ended December 31, 2011.  The most significant changes in expense and the approximate amount of the changes were increases in compensation expense ($72,000), Company sponsored research and development ($43,000), general corporate expense ($50,000), marketing expense ($21,000) and a decrease in legal and professional fees ($21,000).

Interest Expense

The Company had no interest expense in the three month period ended December 31, 2012 compared to $502 of interest expense in the three month period ended December 31, 2011.

For the six month period ended December 31, 2012 the Company had interest expense of $2,467 compared to $502 of interest expense in the six month period ended December 31, 2011.

Other Expense/Income – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $2,664 for the three months ended December 31, 2012 was comprised of bank fees partly offset by interest income.

Other expense of $3,273 for the six months ended December 31, 2012 was comprised of bank fees and franchise taxes partly offset by interest income.

Net Income/Loss Before Income Taxes

For the three months  ended December 31, 2012 net loss before income taxes was $48,629. For the three months ended December 31, 2011 net income before income taxes was $27,537.

Results for the three months ended December 31, 2012 were lower when compared to the same period last year due to the increase in Selling, General and Administrative expenses as discussed above.

For the six months ended December 31, 2012 net income before income taxes was $327,164.  For the six months ended December 31, 2011 net loss before income taxes was $119,337.

Results for the six months ended December 31, 2012 improved when compared to the same period last year principally as the result of a higher gross margin which was partly offset by increased Selling, General and Administrative expenses.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,032,000 and $194,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2014.  In the six month period ended December 31, 2012 these federal and state net deferred tax assets decreased by approximately $111,000 and $20,000, respectively, as a result of a net income for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below.

As of December 31, 2012, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At December 31, 2012, the Company’s working capital was $2,494,927 compared to $1,715,120 at December 31, 2011.

The ratio of current assets to current liabilities was 3.41 to 1 at December 31, 2012 and 2.46 to 1 at December 31, 2011.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Six Months ended December 31,
	2012	2011
Net cash provided by/(used in)
Operating activities	$378,814	$(72,339)
Investing activities	(8,902)	(79,741)
Financing activities	(281,212)	314,501

Operating Activities:

Adjustments to reconcile net income/loss to net cash provided by/used in operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in the six month period ended December 31, 2012 was comprised primarily of net income before depreciation and amortization, decreases in accounts receivable and prepaid expenses, and increases in accounts payable and accrued pension costs. These amounts were partly offset by an increase in inventories and contract costs and estimated related profits in excess of applicable billings and a decrease in accrued expenses.

Net cash used in operating activities in the six month period ended December 31, 2011 was comprised primarily of net loss before depreciation and amortization, an increase in contract costs and estimated related profits in excess of applicable billings, and a decrease in accrued expenses. These amounts were partly offset by an increase in accounts payable and decreases in accounts receivable, inventories and accrued pension costs.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the six months ended December 31, 2012 and December 31, 2011, the Company expensed $62,243 and $19,297, respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first six months of fiscal 2013, the Company used net cash of $8,902 in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of computers and software.

During the first six months of fiscal 2012, the Company used net cash of $79,741 in investing activities. The entire amount was used for capital expenditures, principally for the replacement and upgrade of facility lighting and the acquisition of additional demonstration and test equipment.

Financing Activities:

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. During the first six months of fiscal 2013 the Company repaid $6,212 of this loan. As of December 31, 2012 the Company had an outstanding balance of $25,902 on this note.

On April 27, 2009, the Company entered into a $500,000 line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”).  On November 2, 2011, the Company and the Bank entered into a modification of the Line of Credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended the Line of Credit to November 30, 2012.  (See Note 9 of the Notes to Financial Statements in the Company's Form 10-K for the fiscal year ended June 30, 2012).

On November 16, 2012, the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2012, which returned the maximum borrowing amount to $500,000 and extended the Line of Credit to November 30, 2013. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of October 31, 2011) were changed.

In December 2011 the Company borrowed $275,000 against the Line of Credit which it repaid in August 2012. As of December 31, 2012 the Company had no outstanding borrowings against the Line of Credit. The Company does not regard this credit facility as vital to its continued operations.

The Company did not use any other cash in financing activities during the six month periods ended December 31, 2012 and December 31, 2011, respectively.

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

In November 2011, the Company and the buyer extended the sales contract described above until December 31, 2012 to allow the buyer additional time to gain the required approvals for development. In recognition of the additional expense on the part of the buyer to obtain the required development approvals the Company agreed to lower the contract price of the parcel by $50,000 to $155,000. In January 2013, the Company and the buyer further extended the sales contract until December 31, 2013 to allow the buyer additional time as described above.. However, the Company can make no assurances that the required approvals will be granted, or if granted, the timing thereof.

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

The Company anticipates that the Government will continue to require the Company’s 2kW generators, which can be ordered under individual “Purchase Orders”. The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels.  Most importantly, with the expiration of the 2kW contract the Company is able to set new pricing on future orders which could be adjusted on an annual basis (although new pricing would be restricted by defense acquisition regulations and comprehensive government auditing). We are unable to predict whether, when or to what extent the Government will continue to place orders for these generators. However, we have made some progress toward achieving the first strategic objective during the last quarter of fiscal year 2012 and the first two quarters of fiscal year 2013 with improved margin on the existing generator product line reversing a downward trend over the past several years.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2012, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 6.    EXHIBITS

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: February 13, 2013	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: February 13, 2013	By:	/s/ Stephen P. Krill
Stephen P. Krill
Treasurer

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are included with this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number

10.1	Modification Agreement dated as of November 26, 2012 between The Dewey Electronics Corporation and TD Bank, N.A.

10.2	Amended and Restated Revolving Term Note made by The Dewey Electronics Corporation in favor of TD Bank, N.A. dated November 16, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002