Form 10-Q
period 2013-03-31
DEWEY ELECTRONICS CORP
filed 2013-05-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from__________to_________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at May 10, 2013.

THE DEWEY ELECTRONICS CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31,	JUNE 30,
	2013	2012
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$394,304	$328,313
Accounts receivable	1,036,199	1,244,462
Inventories	1,169,983	781,037
Contract costs and related estimated profits in excess of billings	908,149	927,078
Prepaid expenses and other current assets	77,718	69,502

TOTAL CURRENT ASSETS	3,586,353	3,350,392

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,260,039	3,248,760
Furniture and fixtures	263,030	263,030
	6,122,249	6,110,970
Less accumulated depreciation	5,238,038	5,191,705
	884,211	919,265

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,535,659	$4,334,752

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Notes payable – current portion	$364,822	$289,822
Trade accounts payable	87,571	407,994
Accrued expenses and other liabilities	167,415	216,491
Accrued compensation and benefits payable	233,723	220,575
Accrued pension costs	128,357	65,792
TOTAL CURRENT LIABILITIES	981,888	1,200,674

LONG-TERM PORTION OF NOTE PAYABLE	6,102	17,292

LONG-TERM PENSION LIABILITY	915,282	1,013,706

TOTAL LIABILITIES	1,903,272	2,231,672

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at March 31, 2013 and June 30, 2012	16,934	16,934
Additional paid-in capital	2,882,842	2,880,571
Retained earnings	976,158	547,546
Accumulated other comprehensive loss	(756,519)	(854,943)
	3,119,415	2,590,108
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,632,387	2,103,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,535,659	$4,334,752

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED MARCH 31,		NINE-MONTHS ENDED MARCH 31,
	2013	2012	2013	2012

Revenues	$2,175,254	$2,282,917	$7,009,139	$6,576,380

Cost of Revenues	1,760,759	1,817,356	5,401,760	5,534,437

Gross Profit	414,495	465,561	1,607,379	1,041,943

Selling, General and Administrative	303,370	329,531	1,163,349	1,022,920

Operating Income	111,125	136,030	444,030	19,023

Interest Expense-Net	(2,225)	(1,948)	(4,680)	(2,450)

Other Expense–Net	(7,452)	(1,520)	(10,738)	(3,348)

Income Before Income Taxes	101,448	132,562	428,612	13,225

Provision for Income Tax	--	--	--	--

Net Income	$101,448	$132,562	$428,612	$13,225

NET INCOME PER COMMON SHARE-BASIC	$0.07	$0.10	$0.31	$0.01
NET INCOME PER COMMON SHARE-DILUTED	$0.07	$0.10	$0.31	$0.01

Weighted average number of shares Outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,362,040	1,364,110	1,362,031	1,363,432

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	MARCH 31,		MARCH 31,
	2013	2012	2013	2012
Other comprehensive income net of tax

Net income	$101,448	$132,562	$428,612	$13,225
Amortization of actuarial gains and losses	32,808	9,043	98,424	27,129

Comprehensive income	$134,256	$141,605	$527,036	$40,354

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE-MONTHS ENDED
	MARCH 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$428,612	$13,225
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation	46,333	44,194
Stock based compensation expense	2,271	17,320
Provision for inventory reserve	12,117	--
Decrease in accounts receivable and notes receivable	208,263	419,121
Decrease in allowance for doubtful accounts	--	(6,907)
Increase in inventories	(401,062)	(135,760)
Decrease/(increase) in contract costs and related estimated profits in excess of billings	18,929	(348,476)
Increase in prepaid expenses and other current assets	(8,216)	(29,649)
(Decrease)/increase in trade accounts payable	(320,423)	205,860
Decrease in accrued expenses and other liabilities	(35,929)	(112,207)
Increase in accrued pension costs	62,565	19,931
Total adjustments	(415,152)	73,427

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,460	86,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(11,279)	(82,649)

NET CASH USED IN INVESTING ACTIVITIES	(11,279)	(82,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	350,000	275,000
Repayment of short-term borrowings	(275,000)	--
Proceeds from long-term debt	--	44,466
Repayment of long-term debt	(11,190)	(8,683)

NET CASH PROVIDED BY FINANCING ACTIVITIES	63,810	310,783

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,991	314,786

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	328,313	474,381

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$394,304	$789,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$4,699	$2,450

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of March 31, 2013, and the results of operations for the three months and nine months then ended and cash flows for the nine months then ended. The results of operations and cash flows for the period ended March 31, 2013 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2013.

As of March 31, 2013, there have been no material changes to any of the significant accounting policies described in our 2012 Form 10-K.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. This ASU requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either parenthetically on the face of the financial statements or in the notes. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of the provisions of ASU No. 2013-02 did not have a material effect on the Company’s financial position or results of operations.

Other Accounting Standards Updates not effective until after March 31, 2013 are not expected to have a material effect on the Company’s financial position or results of operations.

3.           Inventories

Inventories consist of:

	March 31, 2013	June 30, 2012

Finished Goods	$25,432	$26,027
Work In Progress	448,286	200,939
Raw Materials	696,265	554,071
Total	$1,169,983	$781,037

4.           Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,013,000 and $190,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, which begin to expire in 2014.  In the nine month period ended March 31, 2013 the Company’s federal and state net deferred tax assets were reduced by approximately $146,000 and $26,000, respectively, as a result of the net income for the period.

5.           Earnings Per Share

Net income  per share has been presented pursuant to ASC Topic 260, “Earnings per Share”.  Basic net income  per share is computed by dividing reported net income  available to common shareholders by weighted average shares outstanding for the period.  Diluted net income  per share is computed by dividing reported net income available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations. For the three months ended March 31, 2013, outstanding stock options for 41,400 shares were excluded from the calculation of diluted net income due to the exercise price of the options exceeding the average share price for the quarter.  For the three months ended March 31, 2012, options for 36,000 shares were excluded due to the exercise price of the options exceeding the average share price for the quarter.

For the nine months ended March 31, 2013, outstanding stock options for 46,500 shares were excluded from the calculation of diluted net income due to the exercise price of the options exceeding the average share price for the quarter. For the nine months ended March 31, 2012, outstanding stock options for 48,000 shares were excluded from the calculation of diluted net income due to the exercise price of the options exceeding the average share price for the quarter.

	Three-months Ended March 31,
	2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic net income
per common share	$101,448	1,362,031	$.07	$132,562	1,362,031	$.10

Effect of dilutive Securitie	--	9	--	--	2,079	--
Diluted net income per common share	$101,448	1,362,040	$.07	$132,562	1,364,110	$.10

	Nine-months Ended March 31,
	2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic net income
per common share	$428,612	1,362,031	$.31	$13,225	1,362,031	$.01

Effect of dilutive Securities	--	--	--	--	1,401	--
Diluted net income per common share	$428,612	1,362,031	$.31	$13,225	1,363,432	$.01

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

The following disclosures are based on stock options granted to employees of the Company in the first quarter of fiscal 2012 (quarter ended September 30, 2011). There were no other stock options granted in fiscal 2012 or in the first three quarters of fiscal 2013 (ended March 31, 2013). For the three months ended March 31, 2013, the Company recorded no stock option compensation expense. For the three months ended March 31, 2012, the Company recorded stock option compensation expense of $2,885. For the nine months ended March 31, 2013, the Company recorded stock option compensation expense of $2,271 compared to stock option compensation expense of $17,320 for the nine month period ended March 31, 2012.

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

The following weighted average assumptions were used in the valuation of stock options granted in the first quarter of fiscal 2012.

September 30, 2011
Expected dividend yield	--
Expected volatility	76.8%
Risk-free interest rate	1.27%
Expected life in years	6.0

Based on the assumptions in the table above, the grant date fair value of stock options granted in the first quarter of fiscal 2012 was $11,354.

Stock option transactions for the Company’s employee stock option plans for the three and nine months ended March 31, 2013 are as follows:

	March 31, 2013
	Three Months		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	46,500	$2.00	62,500	$2.50
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled or expired	--	--	16,000	3.93
Ending balance	46,500	$2.00	46,500	$2.00
Options exercisable at end of period	46,500	$2.00	46,500	$2.00

7.           Notes Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of March 31, 2013 the Company had an outstanding balance of $20,924 on this note.

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

On November 16, 2012, the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2012, which returned the maximum borrowing amount to $500,000 and extended the Line of Credit to November 30, 2013. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of October 31, 2011) were changed. As of March 31, 2013 the Company had $350,000 of outstanding debt against the Line of Credit. The Company has previously utilized this line of credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

8.           Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees.  The impact of the plan on operations are as follows:

	THREE-MONTHS ENDED
	MARCH 31,
	2013	2012
Service cost-benefits earned during the period	$16,861	$14,195
Interest cost on projected benefit obligation	24,128	25,803
Expected return on plan assets	(20,514)	(18,905)
Amortization of actuarial loss	32,808	9,043

Net periodic pension cost	$53,283	$30,136

	NINE-MONTHS ENDED
	MARCH 31,
	2013	2012
Service cost-benefits earned during the period	$50,583	$42,584
Interest cost on projected benefit obligation	72,384	77,409
Expected return on plan assets	(61,542)	(56,715)
Amortization of actuarial loss	98,424	27,129

Net periodic pension cost	$159,849	$90,407

9.           Asset Purchase

On February 20, 2013 the Company announced the purchase of certain assets, rights of manufacture and intellectual property from Goodman Ball Incorporated, a maker of military equipment based in Menlo Park, California.  As part of this transaction, among other things, the Company agreed to assume responsibility to maintain certain Goodman Ball contracts with the US Department of Defense that pertain to the acquired product lines, and it took possession of some of Goodman Ball’s existing inventory for these product lines on a consignment basis and agreed to pay Goodman Ball as the inventory is sold to customers. The product lines acquired do not compete with existing product lines of the Company.

The Company believes that, by adding two generators to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives referred to in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under “Company Strategy. At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. Management believes that any material impact on the Company’s operating results or balance sheet, if it were to occur, would be after the second quarter of fiscal year 2014 (quarter ending December 31, 2014). If the Company is able to capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

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

Revenues for the three month period ended March 31, 2013 were $107,663 lower when compared to the three month period ended March 31, 2012. Revenues were lower principally due to a decrease in revenues from the Company’s customer funded research and development efforts and a small decrease in revenues from the production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army as well as for delivery to other defense contractors outside the Company’s prime contract. The reductions were partly offset by a small increase in sales of replacement parts and other short-term business and a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the U.S. Army prior to the expiration of the contract’s ordering provision.

For the three months ended March 31, 2013 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 78% of revenues compared to approximately 77% for the three months ended March 31, 2012.  The Company’s research and development contract and sub-contract provided approximately 3% of revenues for the three months ended March 31, 2013, and approximately 8% of revenues in the same period in 2012.  Replacement parts and other short-term business provided approximately 19% of revenues for the three months ended March 31, 2013 and approximately 15% of revenues in the same period in 2012.

Revenues for the nine-month period ended March 31, 2013 were $432,759 higher when compared to the nine-month period ended March 31, 2012. The higher revenues were attributable to increases in production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army prior to the expiration of the contracts ordering provision, as well as for delivery to other defense contractors outside the Company’s prime contract, a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the US Army, and an increase in sales of replacement parts and other short-term business. Revenues from customer funded research and development decreased when compared to the same nine-month period last year.

During the nine-month period ended March 31, 2013, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 82% of revenues compared to approximately 80% for the nine- month period ended March 31, 2012.  The Company’s research and development contract and sub-contract provided approximately 2% of revenues during the nine-month period ended March 31, 2013, and approximately 7% in the same period in 2012.  Replacement parts and other short-term business provided approximately 16% of revenues in the nine-month period ended March 31, 2013, and approximately 13% of revenues in the same period in 2012.

The aggregate value of the Company’s backlog of sales orders was $1.6 million on March 31, 2013 and $7.2 million on March 31, 2012.  It is estimated that a significant portion of the present backlog will be billed during the next 3 months and be substantially recognized as fiscal year 2013 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $414,495 or 19% of revenues for the three month period ended March 31, 2013 compared to a gross profit of $465,561 or 20% of revenues for the same three month period in 2012. The lower gross profit for the three months ended March 31, 2013 was primarily the result of lower revenues from customer sponsored research and development and production of 2kW generator sets, which were partly offset by a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the U.S. Army prior to the expiration of the contract’s ordering provision, and a more favorable product mix.

For the nine month period ended March 31, 2013 the Company’s gross profit was $1,607,379 or 23% of revenues compared to a gross profit of $1,041,943 or 16% of revenues for the nine month period ended March 31, 2012. The higher gross profit for the nine months ended March 31, 2013 was the result of an increase in production volume, a more favorable product mix and a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the U.S. Army prior to the expiration of the contract’s ordering provision.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended March 31, 2013 were $303,370 or 14% of revenues compared to $329,531 or 14% of revenues for the three month period ended March 31, 2012. The most significant changes in expense and the approximate amount of the changes were decreases in general corporate expense ($28,000), and company sponsored research and development ($12,000), partly offset by an increase in consulting fees ($17,000).

Selling, General and Administrative expenses for the nine months ended March 31, 2013 were $1,163,349 or 17% of revenues compared to $1,022,920 or 16% of revenues for the nine month period ended March 31, 2012.  The most significant changes in expense and the approximate amount of the changes were increases in compensation expense ($91,000), company sponsored research and development ($31,000), general corporate expense ($22,000), marketing expense ($18,000), and consulting fees ($18,000), partly offset by a decrease in legal and professional fees ($22,000).

Interest Expense - Net

The Company had interest expense of $2,225 in the three month period ended March 31, 2013 compared to $1,948 of interest expense in the three month period ended March 31, 2012.

For the nine month period ended March 31, 2013 the Company had interest expense of $4,680 compared to $2,450 of interest expense in the nine month period ended March 31, 2012.

Other Expense/Income – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as non-operating expense, the sale of scrap, bank transaction fees and other like items.

Other expense of $7,452 for the three months ended March 31, 2013 was comprised of unreimbursed expense of $10,626 in connection with the transaction with Goodman Ball Incorporated described under “Company Strategy” below, and bank fees of $881, partly offset by scrap sales of $4,055.

Other expense of $10,738 for the nine months ended March 31, 2013 was comprised of unreimbursed expense of $10,626 in connection with the transaction with Goodman Ball Incorporated described under “Company Strategy” below, and bank fees of $4,167, partly offset by scrap sales of $4,055.

Net Income Before Income Taxes

For the three months ended March 31, 2013, net income before income taxes was $101,448. For the three months ended March 31, 2012, net income before income taxes was $132,562.

Results for the three months ended March 31, 2013 were slightly lower when compared to the same period last year due to lower gross profit for the period which was partly offset by slightly lower Selling, General and Administrative expenses as noted above.

For the nine months ended March 31, 2013, net income before income taxes was $428,612.  For the nine months ended March 31, 2012, net income before income taxes was $13,225.

Results for the nine months ended March 31, 2013 improved when compared to the same period last year principally as the result of a higher gross margin which was partly offset by increased Selling, General and Administrative expenses.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,013,000 and $190,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carryforwards, which begin to expire in 2014.  In the nine month period ended March 31, 2013 these federal and state net deferred tax assets decreased by approximately $146,000 and $26,000, respectively, as a result of the net income for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below.

As of March 31, 2013, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At March 31, 2013, the Company’s working capital was $2,604,465 compared to $1,858,672 at March 31, 2012.

The ratio of current assets to current liabilities was 3.65 to 1 at March 31, 2013 and 2.63 to 1 at March 31, 2012.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Nine Months ended March 31,
	2013	2012
Net cash provided by/(used in)
Operating activities	$13,460	$86,652
Investing activities	(11,279)	(82,649)
Financing activities	63,810	310,783

Operating Activities:

Adjustments to reconcile net income to net cash provided by operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in the nine-month period ended March 31, 2013 was comprised primarily of net income before depreciation and amortization, a decrease in accounts receivable and contract costs and estimated related profits in excess of applicable billings and an increase in accrued pension costs, partly offset by increases in inventories and prepaid expenses and a decrease in accounts payable and accrued expenses.

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

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the nine month period ended March 31, 2013 and March 31, 2012, the Company expensed $62,426 and $31,313 respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first nine months of fiscal 2013, net cash of $11,279 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of computers and software.

During the first nine months of fiscal 2012, net cash of $82,649 was used in investing activities. The entire amount was used for capital expenditures, principally for the replacement and upgrade of facility lighting and the acquisition of additional demonstration and test equipment.

Financing Activities:

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. During the first nine months of fiscal 2013 the Company repaid $11,190 of this loan. As of March 31, 2013 the Company had an outstanding balance of $20,924 on this note.

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

In December 2011 the Company borrowed $275,000 against the Line of Credit which it repaid in August 2012. As of March 31, 2013 the Company had $350,000 of outstanding borrowings against the Line of Credit. The Company did not use any other cash in financing activities during the nine month periods ended March 31, 2013 and March 31, 2012, respectively.

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

In November 2011, the Company and the buyer extended the sales contract described above until December 31, 2012 to allow the buyer additional time to gain the required approvals for development. In recognition of the additional expense on the part of the buyer to obtain the required development approvals the Company agreed to lower the contract price of the parcel by $50,000 to $155,000. In January 2013, the Company and the buyer further extended the sales contract until December 31, 2013 to allow the buyer additional time as described above. However, the Company can make no assurances that the required approvals will be granted, or if granted, the timing thereof.

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

The Company anticipates that the Government will continue to require the Company’s 2kW generators, which can be ordered under individual “Purchase Orders”. The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels.  Most importantly, with the expiration of the 2kW contract the Company is able to set new pricing on future orders which could be adjusted on an annual basis (although new pricing would be restricted by defense acquisition regulations and comprehensive government auditing). We are unable to predict whether, when or to what extent the Government will continue to place orders for these generators. However, we have made some progress toward achieving the first strategic objective described above during the last quarter of fiscal year 2012 and the first three quarters of fiscal year 2013 with improved margin on the existing generator product line reversing a downward trend over the past several years.

In approaching the second and third strategic objectives of targeted diversification, the Company is attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories.

On February 20, 2013 the Company announced the purchase of certain assets, rights of manufacture and intellectual property from Goodman Ball Incorporated, a maker of military equipment based in Menlo Park, California.  As part of this transaction, among other things, the Company agreed to assume responsibility to maintain certain Goodman Ball contracts with the US Department of Defense that pertain to the acquired product lines, and it took possession of some of Goodman Ball’s existing inventory for these product lines on a consignment basis and agreed to pay Goodman Ball as the inventory is sold to customers. The product lines acquired do not compete with existing product lines of the Company.

The Company believes that, by adding two generators to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence, and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. Management believes that any material impact on the Company’s operating results or balance sheet, if it were to occur, would be after the second quarter of fiscal year 2014 (quarter ending December 31, 2014). If the Company is able to capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2013, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: May 13, 2013	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: May 13, 2013		/s/ Stephen P. Krill
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