Form 10-K
period 2013-06-30
DEWEY ELECTRONICS CORP
filed 2013-09-27
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 1,683,058 at December 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 1,362,031 shares of common stock, par value $.01 per share, at September 20, 2013.

Documents Incorporated by Reference

Portions of the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Approximately 62% of the Company’s revenues are derived from the production of a 2kW diesel operated tactical generator set under a long-term prime contract with the Department of Defense. Other Government contracts and orders from other defense contractors for small diesel generator sets account for approximately 20% of revenues with the balance of revenues coming from research and development contracts and orders for spare parts and other electro-mechanical systems. Included in this other business is speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor. Prior to its current long-term Government contract to produce 2kW generator sets, the Company had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997. Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002. Deliveries were made to the various branches of the Armed Forces of the United States.

The initial contract was replaced in September 2001 by a new ten-year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. The ordering provision under this contract expired at the end of September 2011. The total amount of orders under the September 2001 contract placed through September 30, 2011 amount to approximately $51 million. Deliveries of orders currently in-house are scheduled to continue through September 30, 2013 (when the contract will expire in full).

In June 2013, the U.S. Army announced that it intends to award a new, three year, sole source, indefinite delivery, indefinite quantity contract to the Company to produce 2kW generator sets. No assurances can be given that the U.S. Army will take such action (or if taken, the timing thereof) or that the Company would receive any delivery orders under the contract if awarded (or if delivery orders are received, the timing thereof). Production traditionally begins six to twelve months after the receipt of an order.

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

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2013 and 2012, the Company expensed $79,564 and $50,026, respectively, of research and development costs. Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company. In addition, there are no material capital expenditures anticipated for environmental compliance.

As of September 20, 2013 the Company had a work force of 30 employees, all of whom were fulltime employees of the Company. Fluctuations in the work force during the year generally result from uneven contract requirements and variations in the mix of products.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, the ordering provision of which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2013, the Company had one development contract and one development sub-contract for which it recognized revenues on a time and material basis.

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

Historically, our revenues from our Government defense business have been dependent upon single programs. Currently, our primary program is with the U.S. Army to provide diesel operated generator sets. As discussed above, the ordering provision under our current ten-year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense Agencies with 2kW diesel operated generator sets expired at the end of September 2011. Deliveries of orders currently in-house are scheduled to continue through September 30, 2013 (when the contract will expire in full).

In June 2013, the U.S. Army announced that it intends to award a new, three year, sole source, indefinite delivery, indefinite quantity contract to the Company to produce 2kW generator sets. No assurances can be given that the U.S. Army will take such action (or if taken, the timing thereof) or that the Company would receive any delivery orders under the contract if awarded (or if orders are received, the timing thereof). Production traditionally begins six to twelve months after the receipt of an order.

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

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its 2kW generator products. During fiscal year 2013, two of these suppliers accounted for 34.2% and 17.1% of material purchases, respectively. See Note 1-B of the Notes to the Financial Statements. We purchase these components pursuant to purchase orders and do not have long-term contracts with any of these vendors. While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations. However, we cannot give any assurances that these four sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

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

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs. This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment. This uncertainty as well as the reduction in overall government spending may continue through this Government fiscal year, ending October 2014, and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

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

Financing Activities

The Company has a $500,000 line of credit with TD Bank, NA, which expires on November 30, 2013. In the event that this line of credit is not renewed by November 30, 2013, on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof) and/or making significant alterations to on-going operations. See “Financing Activities” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

The Company's 49,200 square foot facility at 27 Muller Road, Oakland, New Jersey, is located on 90 acres of land owned by the Company and was constructed in 1981. This facility houses the Company’s executive offices and manufacturing operations. Approximately 90% of this facility is being utilized for production (one shift), staging and storage.

As described in Item 1 above, the Company has a line of credit with TD Bank, NA. As of the date of this Annual Report the Company has outstanding borrowings of $500,000 against this line of credit. Any loans drawn under the line of credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal or environmental proceedings against or in favor of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded over-the-counter under the symbol "DEWY”.

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

	Quarterly Common Stock Price Range
	Fiscal Year 2013		Fiscal Year 2012
	High	Low	High	Low
1st Quarter	$1.80	$1.07	$2.40	$1.50
2nd Quarter	1.85	1.30	2.45	1.48
3rd Quarter	2.47	1.45	2.50	1.55
4th Quarter	1.69	1.50	2.25	1.80

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2013 and 2012. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 20, 2013 was 317.

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

Business Environment

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs. This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment. This uncertainty as well as the reduction in overall Government spending may continue through this government fiscal year, ending October 2014, and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

Results of Operations

The Company’s fiscal year ends on June 30. Accordingly, all references to years in this Management’s Discussion refer to the fiscal year ended June 30 of the indicated year. Also, when referred to herein, operating profit means net sales less operating expenses.

Revenues

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, the ordering provision of which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2013, the Company had one development contract and one development sub-contract for which it recognized revenues on a time and material basis.

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

Revenues in fiscal year 2013 were $804,728 lower when compared to fiscal year 2012. The lower revenues were primarily due to decreased customer funded research and development and decreased production of generator sets for delivery under the Company’s prime contract with the U.S. Army. These decreases were partly offset by an increase in revenues for replacement parts and short-term orders in fiscal 2013 when compared to fiscal 2012.

In fiscal year 2013, production efforts to provide the Armed Forces with 2kW and 3.5 kW diesel operated generator sets provided approximately 82% of revenues compared to approximately 79% in fiscal year 2012. The Company’s research and development contracts provided approximately 1% of revenues in fiscal year 2013, and approximately 7% of revenues in fiscal year 2012. Replacement parts and other short-term business provided approximately 17% of revenues in fiscal year 2013 and approximately 14% of revenues in fiscal year 2012.

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

The aggregate value of the Company’s backlog of sales orders was $4.8 million on June 30, 2013 and $5.8 million on June 30, 2012. It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2014 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $1,685,713 or 20% of revenues for fiscal year 2013 compared to a gross profit of $1,722,834 or 19% of revenues for fiscal year 2012. The lower gross profit for fiscal year 2013 was the result of a decrease in customer funded research and development and lower production volume of 2kW generator sets which were partly offset by a small increase in the contract price for 2kW generator sets for delivery orders placed under the Company’s prime contract with the U.S. Army prior to its expiration. This small price increase and resulted in the slight increase in gross profit as a percentage of revenue above.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for fiscal 2013 were $1,565,031 or 19% of revenues compared to $1,419,013 or 16% of revenues in fiscal 2012. The most significant increases in expense were increases in general corporate expense of approximately $70,000, product development expense of approximately $30,000, consulting services of approximately $22,000 and compensation expense of approximately $20,000.

Interest Expense

The Company had interest expense of $8,500 in fiscal 2013 and interest expense of $5,436 in fiscal 2012.

Other Expense-Net

Amounts reported as other expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $12,140 for fiscal year 2013 was comprised of unreimbursed expense of $10,626 in connection with the transaction with Goodman Ball Incorporated described under “Company Strategy” below, and bank fees of $5,569 partly offset by scrap sales of $4,055.

Other expense of $176 for fiscal year 2012 was comprised of bank charges of $3,540 and franchise taxes of $1,452, offset by interest income of $1,858 and miscellaneous income, primarily from the sale of scrap, of $2,958.

Income Before Provision for Income Taxes

Income before provision for income taxes for fiscal year 2013 was $100,042. For the year ended June 30, 2012 income before provision for income taxes was $298,209.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,020,000 and $191,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, which expire beginning in 2014.

Inflation

Historically, inflation and price changes have not had a material effect on net sales and revenues and on income from continuing operations. Management does not believe that inflation and price changes in fiscal year 2013 had a material effect on net sales and revenues. However, beginning in fiscal year 2006 and continuing through fiscal 2013, the 2kW generator set business experienced increased costs related to metals, transportation and foreign sourced components. The 10-year prime contract with the Government, awarded in 2001, for the generator sets provided for limited annual increases in selling price.

In September 2011 the Company was able to obtain a modest price increase under the final delivery order of the 10 year prime contract for orders scheduled for delivery in fiscal 2013 and subsequent deliveries in the first quarter of fiscal 2014. The effect of this price increase was a small increase in net sales and revenues for the full fiscal year.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit of $500,000, described under “Financing Activities” below. As of June 30, 2013 the Company had no outstanding borrowings under this line of credit.

As of June 30, 2013, the Company had no material capital expenditure commitments. Management believes that the Company’s current cash and its current line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

As of the date of this Annual Report the Company is in discussions with TD Bank, NA, to renew its line of credit for one year until November 30, 2014. In the event the line of credit is not renewed by November 30, 2013, on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof) and/or making significant alterations to on-going operations. See “Financing Activities” below.

At June 30, 2013, the Company’s working capital was $2,277,368 compared to $2,149,718 at June 30, 2012.

The ratio of current assets to current liabilities was 3.69 to 1 at June 30, 2013 and 2.79 to 1 at June 30, 2012.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Years ended June 30,
	2013	2012
Net Cash provided by/(used in)
Operating activities	$306,310	$(360,661)
Investing activities	(23,781)	(92,521)
Financing activities	(289,822)	307,114

Operating Activities:

Adjustments to reconcile net income to net cash provided by/(used in) operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in fiscal year 2013 was comprised primarily of net income before depreciation and amortization, noncash compensation expense, a provision for an inventory reserve, decreases in accounts receivable and contract costs and estimated related profits in excess of applicable billings and increases in accrued expenses and accrued pension, partly offset by increases in inventories and prepaid expenses and a decrease in accounts payable.

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

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2013 and 2012, the Company expensed $79,564 and $50,026, respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as incurred.

Investing Activities:

During fiscal year 2013, net cash of $23,781 was used in investing activities. The entire amount was used for capital expenditures, principally for replacement computers and software.

During fiscal year 2012, net cash of $92,521 was used in investing activities. The entire amount was used for capital expenditures, principally for the replacement and upgrade of facility lighting and the acquisition of additional demonstration and test equipment.

Financing Activities:

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of June 30, 2013 the Company had an outstanding balance of $17,292 on this note.

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

On November 16, 2012, the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2012, which returned the maximum borrowing amount to $500,000 and extended the Line of Credit to November 30, 2013. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of October 31, 2011) were changed. During fiscal 2013 the Company repaid $275,000 it had borrowed in fiscal 2012 under this line of credit. As of June 30, 2013 the Company had no outstanding debt against the Line of Credit. The Company has previously utilized this line of credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

As of the date of this Annual Report the Company is in discussions with the Bank to renew the Line of Credit for one year until November 30, 2014. In the event the Line of Credit is not renewed by November 30, 2013, on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof) and/or making significant alterations to on-going operations.

The Company did not use any other cash in financing activities during fiscal years 2013 and 2012.

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

Accounting Standards Updates Not Yet Effective

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists. Under the new standard update, with certain exceptions, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward or a tax credit carry-forward. This accounting standard update will be effective for the Company beginning in the first quarter fiscal 2015 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

Other Accounting Standards Updates not effective until after June 30, 2013 are not expected to have a material effect on the Company’s financial position or results of operations.

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

The ordering provision under the Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2011. Deliveries of orders received prior to the expiration of the contract are scheduled to continue through September 30, 2013 (when the contract will expire in full). The Company anticipates that the Government will continue to require the Company’s 2kW generators, which can be ordered under individual “Purchase Orders”.

In June 2013, the U.S. Army announced that it intends to award a new, three year, sole source, indefinite delivery, indefinite quantity contract to the Company to produce 2kW generator sets. No assurances can be given that the U.S. Army will take such action (or if taken, the timing thereof) or that the Company would receive any delivery orders under the contract if awarded (or if delivery orders are received, the timing thereof). Production traditionally begins six to twelve months after the receipt of an order.

The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels. We have made some progress toward achieving the first strategic objective described above during the last quarter of fiscal year 2012 and fiscal year 2013 with improved margin on the existing generator product line reversing a downward trend over the past several years.

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

The Company believes that, by adding two generators to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. Management believes that any material impact on the Company’s operating results or balance sheet, if it were to occur, would be after the second quarter of fiscal year 2014 (quarter ending December 31, 2013). If the Company is able to capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

The Company continues to act on the second strategic objective, working to expand into related power markets. Using our expertise in Direct Current power generation we have expanded our capabilities to include entire power systems integrating our traditional diesel power generation with renewable power sources, energy storage, power distribution and power management. The solutions remain man-portable or of similar scale and management believes that our best opportunities involve austere locations or unattended operation. For example we are providing power for another company’s trailer mounted military remote monitoring systems. This type of integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind. These accomplishments build on the Company’s previous accomplishments with vehicle mounted auxiliary power units, while also working with a growing group of partner companies. Management believes these activities can lead to expanded business with new types of military power requirements while also increasing our technical capabilities. In furtherance of the third strategic objective, expanding into related military product categories, during the fiscal year ended June 30, 2013, the Company   utilized its experience in military-grade portable power systems under a customer funded research and development sub-contract to design and prototype electronic controls and power conversion devices for diesel fuel cell systems.

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2013, the Company had one development contract and one development sub-contract for which it recognized revenues on a time and material basis.

The Company has a defined benefit pension plan covering substantially all of its employees. Financial Accounting Standards Board (FASB) Accounting Standards Codification 715 (ASC 715), “Compensation – Retirement Benefits” provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plans.

With regard to the Company’s pension plan, the Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 4.50% as of June 30 2013, which is higher than the assumed discount rate of 3.75% as of June 30, 2012. The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return. The assumed long-term rate of return of 5.25% on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Since the value of the Company’s pension assets at fiscal year-end 2013 was less than the accumulated pension benefit obligation, the Company recorded $298,719 as a non-cash adjustment to other comprehensive income in stockholders’ equity and decreased its long-term pension liability by $298,719. In fiscal year 2012, the Company recorded $480,085 as a non-cash adjustment to other comprehensive loss in stockholders’ equity and increased its long-term pension liability by $480,085. These changes to other comprehensive loss did not affect net income and are recorded net of deferred taxes. See Note 7 of the Notes to Financial Statements for additional pension disclosures.

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

The Company reviews the carrying costs of its inventories and assesses whether the carrying costs of inventory items are likely to be recoverable. At the end of fiscal year 2013 the Company determined that an adjustment of $20,940 was required to reduce inventory balances to net realizable value.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the “Company”) as of June 30, 2013 and 2012, and the related statements of operations, comprehensive income/loss, stockholders' equity and cash flows for each of the years in the two year period ended June 30, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP
September 27, 2013
Iselin, New Jersey

The Dewey Electronics Corporation
Balance Sheets

	June 30
	2013	2012
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$321,020	$328,313
Accounts receivable	795,850	1,244,462
Inventories	1,221,944	781,037
Contract costs and related estimated profits in excess of billings	699,343	927,078
Prepaid expenses and other current assets	86,664	69,502

TOTAL CURRENT ASSETS	3,124,821	3,350,392

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,272,541	3,248,760
Furniture and fixtures	263,030	263,030
	6,134,751	6,110,970
Less accumulated depreciation	(5,255,646)	(5,191,705)
	879,105	919,265

DEFERRED COSTS	65,095	65,095
TOTAL OTHER ASSETS	65,095	65,095

TOTAL ASSETS	$4,069,021	$4,334,752

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Notes payable – current portion	$14,822	$289,822
Trade accounts payable	76,508	407,994
Accrued expenses and other liabilities	409,883	216,491
Accrued compensation and benefits payable	191,280	220,575
Accrued pension costs	154,960	65,792

TOTAL CURRENT LIABILITIES	847,453	1,200,674

LONG-TERM PORTION OF NOTE PAYABLE	2,470	17,292

LONG-TERM PENSION LIABILITY	714,986	1,013,706

TOTAL LIABILITIES	1,564,909	2,231,672

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding
at June 30, 2013 and 2012	16,934	16,934
Additional paid-in capital	2,882,842	2,880,571
Retained earnings	647,588	547,546
Accumulated other comprehensive loss	(556,224)	(854,943)
	2,991,140	2,590,108
Less: Treasury stock, 331,366 shares at June 30, 2013 and 2012, at cost	(487,028)	(487,028)
TOTAL STOCKHOLDERS' EQUITY	2,504,112	2,103,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,069,021	$4,334,752

See notes to the financial statements.

The Dewey Electronics Corporation
Statements of Operations

	Years Ended June 30,
	2013	2012

Revenues	$8,256,636	$9,061,364

Cost of revenues	6,570,923	7,338,530

Gross profit	1,685,713	1,722,834

Selling, general and administrative expenses	1,565,031	1,419,013

Operating income	120,682	303,821

Interest expense	(8,500)	(5,436)

Other expense – net	(12,140)	(176)

Income before provision for income tax	100,042	298,209

Provision for income tax	--	--

NET INCOME	$100,042	$298,209

NET INCOME PER COMMON SHARE – BASIC	$0.07	$0.22
NET INCOME PER COMMON SHARE – DILUTED	$0.07	$0.22

Weighted Average Shares Outstanding
Basic	1,362,031	1,362,031
Diluted	1,362,031	1,362,143

Statements of Comprehensive Income/(Loss)

	YEARS ENDED JUNE 30,
	2013	2012

Net income	$100,042	$298,209
Amortization of actuarial gains and losses	298,719	(480,085)

Comprehensive income	$398,761	$(181,876)

See accompanying notes to condensed financial statements

The Dewey Electronics Corporation

Statements of Stockholders’ Equity
Years ended June 30, 2013 and 2012.

					Accumulated
			Additional		Other	Treasury stock		Total
	Common Stock		Paid-in	Retained	Comprehensive	at Cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance, June 30, 2011	1,693,397	$16,934	$2,860,459	$249,337	$(374,858)	331,366	$(487,028)	$2,264,844
Net Income	--	--	--	298,209	--	--	--	298,209
Minimum pension liability adjustment
	--	--	--	--	(480,085)	--	--	(480,085)
Stock-based compensation	--	--	20,112	--	--	--	--	20,112
Balance, June 30, 2012	1,693,397	$16,934	$2,880,571	$547,546	$(854,943)	331,366	$(487,028)	$2,103,080
Net income	--	--	--	100,042	--	--	--	100,042
Minimum pension liability adjustment	--	--	--	--	298,719	--	--	298,719
Stock-based compensation	--	--	2,271	--	--	--	--	2,271
Balance, June 30, 2013	1,693,397	$16,934	$2,882,842	$647,588	$(556,224)	331,366	$(487,028)	$2,504,112

See notes to financial statements

The Dewey Electronics Corporation
Statements of Cash Flows
Years ended June 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100,042	$298,209
Adjustments to reconcile net income to net
Cash provided by/(used in) operating activities:
Depreciation	63,941	61,005
Stock-based compensation expense	2,271	20,112
Provision for inventory reserve	20,940	10,809
Recovery of bad debt expense	--	(25,000)
Decrease/(Increase) in accounts receivable	448,612	(510,503)
Increase in inventories	(461,848)	(70,281)
Decrease/(Increase) in contract costs and related
estimated profits in excess of billings	227,735	(303,557)
Increase in prepaid expenses and other current assets	(17,162)	(15,590)
(Decrease)/Increase in accounts payable	(331,486)	177,976
Increase/(Decrease) in accrued expenses and other Liabilities	164,097	(24,308)
Increase in accrued pension costs	89,168	20,467

Total adjustments	206,268	(658,870)

Net cash provided by/(used in) operating activities	306,310	(360,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(23,781)	(92,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	--	275,000
Repayment of short-term borrowings	(275,000)	--
Proceeds from long-term debt	--	44,466
Repayment of long-term debt	(14,822)	(12,352)

Net cash (used in)/provided by financing activities	(289,822)	307,114

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,293)	(146,068)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	328,313	474,381

CASH AND CASH EQUIVALENTS AT END OF YEAR	$321,020	$328,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,500	$5,436

See notes to the financial statements.

The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2013 and 2012

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

A. Revenue Recognition

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, the ordering provision of which expired on September 30, 2011, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2013, the Company had one development contract and one development sub-contract for which it recognized revenues on a time and material basis.

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

B. Concentration Risks

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable. The Company maintains accounts with financial institutions which exceed the current federally insured maximum of $250,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions. The Company’s accounts receivable are principally with agencies of the United States Department of Defense and other Department of Defense contractors. Various Department of Defense agencies accounted for 24.5% of the Company’s accounts receivable as of June 30, 2013 and two Department of Defense sub-contractors accounted for 48.9% and 16.9% of the Company’s accounts receivable respectively. As of June 30, 2012 various agencies of the Department of Defense accounted for 46.1% of the Company’s outstanding accounts receivable and one Department of Defense sub-contractor accounted for 25.7% of the Company’s accounts receivable.

Product Concentration Risk

The Company derives more than 80% of its revenues from the sale of 2kw portable electrical generator sets to various branches of the United States military under a long term contract and to other Department of Defense contractors. The contract to supply generator sets to the Department of Defense is for an indefinite delivery, indefinite quantity and is subject to the Government’s standard provision for termination at the convenience of the Government. A final delivery order was placed under this contract in September 2011 with deliveries scheduled to occur through September 2013 (when the contract will fully expire). The Company anticipates that the Government will continue to require the Company’s 2kW generators, which can be ordered under individual “Purchase Orders”.

In June 2013, the U.S. Army announced that it intends to award a new, three year, sole source, indefinite delivery, indefinite quantity contract to the Company to produce 2kW generator sets. No assurances can be given that the U.S. Army will take such action (or if taken, the timing thereof) or that the Company would receive any delivery orders under the contract if awarded (or if delivery orders are received, the timing thereof). Production traditionally begins six to twelve months after the receipt of an order.

The Company also continues to work toward having these generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its generator products. During fiscal year 2013 two of these suppliers accounted for 34.2% and 17.1% of material purchases, respectively. These same suppliers accounted for 27.5% and 14.9% of material purchases in fiscal year 2012. No other supplier accounted for more than 10% of material purchases in fiscal years 2013 or 2012.

Customer Concentration Risks

The Company derives most of its revenues through contracts with various agencies of the Department of Defense including a long-term contract to supply portable electric generator sets (see “Product Concentration Risk” above), research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company. The Company also provides portable electric generator sets as a sub-contractor to other prime contractors to the Department of Defense. In fiscal year 2013 the various agencies of the Department of Defense accounted for approximately 73.2% of Company revenues. In fiscal year 2012 the Department of Defense accounted for 73.1% of revenues. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2013 or 2012.

C. Liquidity

During the year ended June 30, 2013, the Company had net income of approximately $100,000 and cash flows from operations were approximately $306,000. The Company believes that the Company’s current cash and its current line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

The Company’s 10 year contract to provide 2kW generator sets will expire in full on September 30, 2013. As of the date of this Annual Report the Company is negotiating a new 3 year, sole source, indefinite delivery/indefinite quantity contract with the U.S. Army to produce 2kW generator sets. No assurances can be given that the Company will be awarded such contract(or if awarded, the timing thereof) or that the Company would receive any delivery orders under the contract if awarded (or if delivery orders are received, the timing thereof).

As of the date of this Annual Report the Company is in discussions with TD Bank, NA, to renew its Line of Credit for one year until November 30, 2014. In the event the Line of Credit is not renewed by November 30, 2013, on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof) and/or making significant alterations to on-going operations.

Reference is made to Note 9 “Credit Facility” under Notes to the Financial Statements of this Annual Report for additional information regarding this line of credit.

D. Cash and Cash Equivalents

The Company considers investments in all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

E. Accounts Receivable

The Company regularly reviews its trade receivables for probability of collection. An assessment of the probability of collection of delinquent accounts is made and an allowance is recorded when collection becomes uncertain. There was no allowance for doubtful accounts as of June 30, 2013 or June 30, 2012.

F. Inventories

Cost is determined by the first-in, first-out (FIFO) method. Inventories are valued at the lower of cost or market. Components of inventory cost include materials, direct labor and overhead that have not been charged to specific contracts.

G. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, among others, lower of cost or market estimates for inventories, realization of deferred tax assets, allowance for doubtful accounts, revenue recognition and certain accrued expenses. Actual results could differ from those estimates.

H. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Allowance for depreciation is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

I. Development Costs

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2013 and 2012, the Company expensed $79,564 and $50,026 respectively, of research and development costs. Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

J. Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the year ended June 30, 2013 or in the year ended June 30, 2012.

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

The Company accounts for uncertain tax positions in accordance with Generally Accepted Accounting Principles in the U.S. Income tax positions must meet a more-likely-than-not recognition in order to be recognized in the financial statements. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.

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

N. Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to the current period financial statement presentation. This reclassification has no impact on the Company’s financial position, results of operations or cash flows.

2. Accounting Standards Updates Not Yet Effective

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists. Under the new standard update, with certain exceptions, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward or a tax credit carry-forward. This accounting standard update will be effective for the Company beginning in the first quarter fiscal 2015 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

Other Accounting Standards Updates not effective until after June 30, 2013 are not expected to have a material effect on the Company’s financial position or results of operations.

3. Inventories

Inventories consist of:

	June 30,
	2013	2012

Finished goods	$24,592	$26,027
Work in progress	310,836	200,939
Raw materials	886,516	554,071
	$1,221,944	$781,037

4. Contract Costs and Estimated Profits in Excess of Billings

	June 30,
	2013	2012
Costs incurred on contracts in progress	$3,463,691	$3,074,540
Estimated contract profit	559,052	643,526
	4,022,743	3,718,066
Less: billings to date	3,323,400	2,790,988
Contract costs and related estimated profits in excess
of billings	$699,343	$927,078

5. Stock Option Plan

On September 22, 2011, the Board of Directors of the Company adopted the Company’s 2011 Stock Option Plan (the “2011 Plan”), which was approved by the shareholders of the Company on December 8, 2011. Under the Plan, options to purchase a maximum of 133,000 shares of common stock may be granted to any employee of the Company, including officers. Such options may be either incentive stock options or non-qualified options and must be granted with an exercise price no less than the fair market value of the stock on the date of the grant. No stock options have been granted under the plan.

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

The following disclosures are based on stock options granted under the 1998 Plan to employees of the Company in the first quarter of fiscal 2012 (quarter ended September 30, 2011). No other stock options were granted in fiscal 2013 or fiscal 2012. For the fiscal year ended June 30, 2013, the Company recorded stock option compensation expense of $2,271. For the fiscal year ended June 30, 2012 the Company recorded stock option compensation expense of $20,112. As of June 30, 2013 the Company had no unrecognized stock compensation expense.

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

The following weighted average assumptions were used in the valuation of stock options granted in the first quarter of fiscal 2012.

Expected dividend yield	--
Expected volatility	76.8%
Risk-free interest rate	1.27%
Expected life in years	6.0

Based on the assumptions in the table above, the grant date fair value of stock options granted in the first quarter of fiscal 2012 was $11,354.

The changes in the number of shares under option are as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2011	52,700	$2.66

Granted during 2012	9,800	1.63

Expired	--	--

Balance at June 30, 2012	62,500	2.50

Granted during 2013	--

Expired	(16,000)	3.93

Balance at June 30, 2013	46,500	$2.00
Exercisable at June 30, 2013	46,500	$2.00

At the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors (the “Directors Plan”). The number of shares issuable upon exercise of options which may be granted under this plan shall not exceed 50,000 shares of common stock. No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2013:

Outstanding and Exercisable

		Weighted Average	Weighted Average
Exercise Price	Options	Exercise Price	Remaining Life-Years
1.76	800	$1.76	0.5
1.60	3,900	1.60	5.5
2.47	4,000	2.47	1.8
2.24	12,000	2.24	6.8
2.20	4,000	2.20	2.5
2.00	12,000	2.00	7.5
1.71	4,700	1.71	3.3
1.55	5,100	1.55	8.3
	46,500	2.00	5.8

As of June 30, 2013, stock options outstanding and exercisable had no intrinsic value.

6. Taxes on Income

Deferred tax assets and liabilities as of June 30, 2013 and 2012 consisted of the following:

Deferred Tax assets/(liabilities):	2013	2012
Current
Vacation accrual	$50,578	$47,227
Deferred Compensation	4,422	16,080
Inventory reserve	22,081	117,694
Allowance for doubtful accounts	--	--
Prepaids	(9,180)	(6,928)
	67,901	174,073
Less valuation allowance	(67,901)	(174,073)
Total current deferred tax asset	--	--
Non-current
Pension	349,718	433,958
Depreciation	20,502	9,926
Net operating loss	773,535	739,961
	1,143,755	1,183,845
Less valuation allowance	(1,143,755)	(1,183,845)
Total non-current deferred tax Assets	--	--
Total deferred tax assets	$--	$--

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. In fiscal 2013, the Company recorded a valuation allowance against its deferred tax assets as it believes that it is more likely than not that it will not realize the tax attributes.

As of June 30, 2013, the Company has approximately $1,900,000 and $2,020,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2014 through 2031.

Income Tax expense (benefit) consists of the following:

	Year Ended June 30,
	2013	2012
Federal
Current	$--	$--
Deferred	(36,687)	104,189
State:
Current	--	--
Deferred	(6,741)	19,383
	(43,428)	123,572

Change in valuation allowance	43,428	(123,572)
Income tax expense	$--	$--

The reconciliation of the Federal statutory rate with the Company’s effective tax rate is summarized as follows:

	Years ended June 30,
	2013	2012
Federal statutory rate	34.00%	34.00%
State tax net of federal benefit	6.31	6.40
Other	3.10	1.04
Change in valuation allowance	(43.41)	(41.44)
Effective Rate	0.00%	0.00%

The Company adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold, and a measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the years ended June 30, 2013 or 2012.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2013 and 2012.

The Company files corporate tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions. The Company is subject to tax examination for fiscal tax years of 2009 through 2013.

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

The Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 4.50% as of June 30, 2013, which is higher than the assumed discount rate of 3.75% as of June 30, 2012. The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan’s enrolled actuary. The Company made cash contributions to the Plan of approximately $124,000 and $100,000 in fiscal years 2013 and 2012 respectively. The estimated fiscal year 2014 minimum contributions to the Plan are approximately $133,000.

The following tables provide information about changes in the benefit obligation and Plan assets and the funded status of the Company’s pension plan.

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$2,617,579	$1,997,461
Service cost	67,443	56,779
Interest cost	96,512	103,211
Actuarial (gain)/loss	(185,734)	495,042
Benefits paid plus administrative expenses	(42,911)	(34,914)
Benefit obligation at end of year	$2,552,889	$2,617,579

Change in plan assets:
Fair value of plan assets at beginning of Year	$1,538,081	$1,418,515
Actual return on plan assets	63,811	54,404
Employer contributions	123,962	100,076
Benefits paid plus administrative expenses	(42,911)	(34,914)
Fair value of plan assets at end of year	$1,682,943	$1,538,081
Funded status	(869,946)	(1,079,498)
Unrecognized net loss	714,986	1,013,706
Accrued pension expense	$(154,960)	$(65,792)

Measurement Date	July 1, 2013	July 1, 2012

Weighted Average Assumptions
Discount rate	4.50%	3.75%
Expected long-term rate of return on assets	5.25%	5.25%
Rate of increase in future compensation levels	3.00%	3.00%

Set forth below is a summary of the amounts reflected in the Company’s Balance Sheet at the end of the last two fiscal years:

	June 30, 2013	June 30, 2012
Total accrued pension liability	$(869,946)	$(1,079,498)
Accumulated other comprehensive loss, pre-tax	714,986	1,013,706
Net amount recognized	$(154,960)	$(65,792)

The accumulated benefit obligation for the Plan was $2,552,889 and $2,617,579 at June 30, 2013, and 2012, respectively.

Other changes in Plan assets and benefit obligations recognized in the Other Comprehensive Loss for each fiscal year are as follows:

	June 30, 2013	June 30, 2012

Change in net loss /(gain)	$(167,490)	$516,258
Amortization of net loss	(131,230)	(36,173)
	$(298,720)	$480,085

Accumulated Other Comprehensive Loss consisted of the following amounts that had not, as of year end, been recognized in net benefit cost.

	June 30, 2013	June 30, 2012

Unrecognized Net Loss	$714,986	$1,013,706

Amounts included in Accumulated Other Comprehensive Loss as of June 30, 2013 that are expected to be recognized as a component of benefit cost during fiscal 2014 consist of amortization of net loss of $131,230.

Components of periodic pension costs as of June 30, 2013 and 2012 are as follows:

	2013	2012
Service cost-benefits earned during the period	$67,443	$56,779
Interest cost on projected benefit obligation	96,512	103,211
Expected return on plan assets	(82,055)	(75,620)
Amortization of actuarial loss	131,230	36,173

Net periodic pension cost	$213,130	$120,543

Weighted Average Assumptions for Net Periodic Pension Expense

	2013	2012
Discount Rate	3.75%	5.25%
Expected Long-term Rate of Return on Assets	5.25%	5.25%
Rate of Increase in Future Compensation Levels	3.00%	3.00%

Retirement Plan for Employees of Dewey Electronics Corporation’s weighted average asset allocations at June 30, 2013, and 2012, by asset category are as follows:

	2013	2012
Asset Category
Fixed Funds with Guaranteed Interest Rates	100%	100%
Total	100%	100%

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

The following table sets forth a summary of changes of fair value of the Retirement Plan’s Level 3 assets for the fiscal year ended June 30, 2013.

All Fixed Funds

Balance, June 30, 2012 $1,538,081 Actual return on plan assets:

On assets still held at the reporting date	62,079
On assets sold during the period	1,732
Purchases and sales	81,051
Transfers in and/or out of Level 3	--
Balance June 30, 2013	$1,682,943

The expected future benefit payments for the years ended June 30, are as follows:

2014	$93,000
2015	$101,000
2016	$110,000
2017	$122,000
2018	$143,000
Five years thereafter	$826,000

8. Earnings Per Share

Net income per share has been presented pursuant to ASC Topic 260, “Earnings per Share”. Basic net income per share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income per share is computed by dividing reported net income available to common shareholders by the weighted average number of shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income/loss per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such shares are 46,500 and 62,500, respectively, for the years ended June 30, 2013 and 2012.

	Year Ended June 30, 2013
	Income	Shares	Per Share Amount
Basic net income per common share	$100,042	1,362,031	$.07
Effect of dilutive securities	--	--	--
Diluted net income per common share	$100,042	1,362,031	$.07

	Year Ended June 30, 2012
	Income	Shares	Per Share Amount
Basic net income per common share	$298,209	1,362,031	$0.22
Effect of dilutive securities	--	1,112	--
Diluted net income per common share	$298,209	1,363,143	$0.22

9. Credit Facility

On April 27, 2009 the Company entered into a $500,000 line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”). On November 2, 2011, the Company and the Bank entered into a modification of the Line of Credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended the Line of Credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to TD Bank were changed. The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the bank. The rate applicable to the line of credit at June 30, 2013 was approximately 4.25%. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property.

On November 16, 2012, the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2012, which returned the maximum borrowing amount to $500,000 and extended the Line of Credit to November 30, 2013. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of October 31, 2011) were changed. During fiscal 2013 the Company repaid $275,000 it had borrowed in fiscal 2012 under this line of credit. As of June 30, 2013 the Company had no outstanding debt against the Line of Credit. The Company has previously utilized this line of credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

10. Note Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of June 30, 2013 the Company had an outstanding balance of $17,292 on this note.

11. Asset Purchase

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

At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. Management believes that any material impact on the Company’s operating results or balance sheet, if it were to occur, would be after the second quarter of fiscal year 2014 (quarter ending December 31, 2013). If the Company is able to capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2013, the design and operation of the Company's disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013 based on those criteria issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

The Company’s Code of Ethics is available at our website at www.deweyelectronics.com

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

Equity Compensation Plan Information as of June 30, 2013

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category

Equity compensation plans approved by security holders	46,500	$2.0032	183,000

Equity compensation plans not approved by security holders	--	--	--

Total	46,500	$2.0032	183,000

All of the outstanding options (column a) were granted under the Company’s 1998 Plan.

Securities available for future issuance (column c) consist of 133,000 options available for grant under the Company’s 2011 Plan and 50,000 options available for grant under the Company’s Directors Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

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

DATE: September 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John H.D. Dewey	Date: September 27, 2013
John H.D. Dewey	Director

/s/ James M. Link	Date: September 27, 2013
James M. Link	Director

/s/ Nathaniel Roberts	Date: September 27, 2013
Nathaniel Roberts	Director

/s/ John B. Rhodes	Date: September 27, 2013
John B. Rhodes	Director

/s/ Ron Tassello	Date: September 27, 2013
Ron Tassello	Director

THE DEWEY ELECTRONICS CORPORATION
INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number			Page No.

3	(a)-	Certificate of Incorporation as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.	--

3	(b)-	By Laws as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.	--

10	(a)-	2011 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2011 annual meeting of stockholders on December 8, 2011 and is herein incorporated by reference.	--

10	(b)-	2001 Stock Option Plan for Non-Employee Directors. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.	--

10	(c)-	Amendment and Restatement of the 1998 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.	--

10	(d)-	Form of Grant Letter for the 1998 Stock Option Plan. This item was filed as part of the Registrant’s Form 10-K for the year ended June 30, 2010 and is herein incorporated by reference.	--

10	(e)-	Amended and Restated Revolving Term Note made by The Dewey Electronics Corporation in favor of TD Bank N.A. dated November 30, 2012. This item was filed with the Registrant’s Form 10-Q for the period ended September 30, 2012 and is herein incorporated by reference.	--

10	(f)-	Loan and Security Agreement between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009. This item was filed with the Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein incorporated by reference.	--

10	(g)-	Commercial Mortgage and Security Agreement and Assignment of Leases and Rents between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009. This item was filed with the Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein incorporated by reference.	--

10	(h)-	Modification Agreement dated as of November 30, 2012 between The Dewey Electronics Corporation and TD Bank, N.A. . This item was filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2012 and is herein incorporated by reference.	--

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	--

31.2		Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	--

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	--

32.2		Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	--