Form 10-Q
period 2013-09-30
DEWEY ELECTRONICS CORP
filed 2013-11-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,362,031 at November 8, 2013.

THE DEWEY ELECTRONICS CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	JUNE 30,
	2013	2013
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$820,668	$321,020
Accounts receivable	287,399	795,850
Inventories	1,811,386	1,221,944
Contract costs and related estimated profits in excess
of billings	63,800	699,343
Prepaid expenses and other current assets	73,069	86,664

TOTAL CURRENT ASSETS	3,056,322	3,124,821

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,300,850	3,272,541
Furniture and fixtures	263,030	263,030
	6,163,060	6,134,751
Less accumulated depreciation	5,268,684	5,255,646
	894,376	879,105

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,015,793	$4,069,021

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable – current portion	$514,822	$14,822
Trade accounts payable	90,244	76,508
Accrued expenses and other liabilities	231,348	409,883
Accrued compensation and benefits payable	139,954	191,280
Accrued pension costs	153,457	154,960
TOTAL CURRENT LIABILITIES	1,129,825	847,453

LONG-TERM PORTION OF NOTE PAYABLE	--	2,470

LONG-TERM PENSION LIABILITY	694,129	714,986

TOTAL LIABILITIES	1,823,954	1,564,909

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at September 30, 2013 and June 30, 2013	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	314,457	647,588
Accumulated other comprehensive loss	(535,366)	(556,224)
	2,678,867	2,991,140
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,191,839	2,504,112
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,015,793	$4,069,021

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED SEPTEMBER 30,
	2013	2012

Revenues	$484,716	$2,958,191

Cost of revenues	397,313	2,159,241

Gross profit	87,403	798,950

Selling, general & administrative	414,967	420,080

Operating income/(loss)	(327,564)	378,870

Interest expense	(1,830)	(2,467)

Other income/(expense) – net	(3,737)	(610)

Income/(loss) before income taxes	(333,131)	375,793

Provision for income tax	--	--

NET INCOME/(LOSS)	$(333,131)	$375,793

NET INCOME/(LOSS) PER COMMON SHARE-BASIC	$(0.24)	$0.28
NET INCOME/(LOSS) PER COMMON SHARE-DILUTED	$(0.24)	$0.28

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031
Diluted	1,362,031	1,362,031

CONDENSED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012

Other comprehensive income/(loss)

Net income/(loss)	$(333,131)	$375,793
Amortization of actuarial gains and losses	20,858	32,808

Comprehensive income/(loss)	$(312,273)	$408,601

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(333,131)	$375,793
Adjustments to reconcile net income/(loss) to
Net cash provided by operating activities:
Depreciation	13,038	15,444
Stock based compensation expense	--	2,271
Provision for inventory reserve	(2,366)	11,180
Decrease in accounts receivable	508,451	249,036
(Increase)/decrease in inventories	(587,076)	96,995
Decrease/(increase) in contract costs and related
estimated profits in excess of billings	635,543	(397,345)
Decrease in prepaid expenses and
other current assets	13,595	13,633
Increase in trade accounts payable	13,736	95,717
Decrease in accrued expenses and other liabilities	(229,861)	(12,943)
Decrease in accrued pension costs	(1,502)	(7,198)
Total adjustments	363,558	66,790

NET CASH PROVIDED BY OPERATING ACTIVITIES	30,427	442,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(28,309)	--

NET CASH USED IN INVESTING ACTIVITIES	(28,309)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(repayment of) short term borrowings	500,000	(275,000)
Repayment of long term debt	(2,470)	(3,730)

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	497,530	(278,730)

NET INCREASE IN CASH AND CASH EQUIVALENTS	499,648	163,853

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	321,020	328,313

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$820,668	$492,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$--	$2,467

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Form 10-K”).

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of September 30, 2013, and the results of operations and cash flows for the three-months then ended. The results of operations and cash flows for the period ended September 30, 2013 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2014.

As of September 30, 2013, there have been no material changes to any of the significant accounting policies described in our 2013 Form 10-K.

Liquidity

During the three months ended September 30, 2013, the Company had a net loss of approximately $333,000 and cash flows from operations were approximately $30,000. The Company believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

The Company’s 10 year, sole source, indefinite delivery/indefinite quantity contract with the U.S. Army to produce 2kW generator sets expired on September 30, 2013. As of the date of this Quarterly Report the Company is negotiating a new 3 year, sole source, indefinite delivery/indefinite quantity contract with the U.S. Army to produce 2kW generator sets. No assurances can be given that the Company will be awarded such contract (or if awarded, the timing thereof) or that the Company would receive any delivery orders under the contract if awarded (or if delivery orders are received, the timing thereof).

The Company has a $500,000 line of credit (the “Line of Credit”) with TD Bank, NA (“the Bank”). On November 8, 2013 the Company and the Bank, entered into a modification to temporarily increase the maximum borrowing amount under the Line of Credit by an additional $500,000 for the 6 month period November 15, 2013 to May 15, 2014, effective November 15, 2013. At the same time the Company and the Bank entered into a further modification to extend the Line of Credit for one year until November 30, 2014.Reference is made to Note 7 “Notes Payable” under Notes to Condensed Financial Statements of this Quarterly Report for additional information regarding this line of credit.

Revenue Recognition

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on September 30, 2013, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract.

Revenues and earnings for orders for replacement parts and other short-term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Other Accounting Standards Updates not effective until after September 30, 2013 are not expected to have a material effect on the Company’s financial position or results of operations.

3. Inventories

Inventories consist of:

	September 30, 2013	June 30, 2013

Finished Goods	$312,956	$24,592
Work In Progress	510,210	310,836
Raw Materials	988,220	886,516
Total	$1,811,386	$1,221,944

The increase in Finished Goods inventory is the result of building finished 2kW generator sets to be able to respond more quickly to customer requirements. Work in Progress and Raw Material inventories increased as a result of production efforts for orders in house with deliveries scheduled beginning in December 2013.

4. Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,133,000 and $211,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2014. In the three month period ended September 30, 2013 these federal and state net deferred tax assets increased by approximately $113,000 and $20,000, respectively, as a result of a net loss for the period.

5. Earnings/(Loss) Per Share

Net income/(loss) per share has been presented pursuant to ASC Topic 260, “Earnings per Share”. Basic net income/(loss) per share is computed by dividing reported net income/(loss) available to common shareholders by weighted average shares outstanding for the period. Diluted net income/ (loss) per share is computed by dividing reported net income/(loss) available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income/(loss) per common share computations. For the three months ended September 30, 2013 and September 30, 2012, respectively, all outstanding stock options (46,500 shares on September 30, 2013 and 62,500 shares on September 30, 2012) were excluded from the computation of earnings per share due to their anti-dilutive effect.

	Three-months Ended September 30,
	2013			2012
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic net income/(loss)
per common share	$(333,131)	1,362,031	$(.24)	$375,793	1,362,031	$.28

Effect of dilutive Securities	--	--	--	--	--	--

Diluted net income/(loss) per common share	$(333,131)	1,362,031	$(.24)	$375,793	1,362,031	$.28

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

There were no stock options granted in the first quarter of fiscal 2014 (quarter ended September 30, 2013) or in the first quarter of fiscal 2013 (quarter ended September 30, 2012). For the three months ended September 30, 2013, the Company recorded no stock option compensation expense. For the three months ended September 30, 2012, the Company recorded stock option compensation expense of $2,271.

For the full fiscal year ending June 30, 2014, the Company does not expect any stock option compensation expense based on stock options already granted and assuming no further option grants during the remainder of the fiscal year. However, our assessment of the compensation expense will be affected by the number of stock options actually granted (if any) during the remainder of the year as well as the number of outstanding options that are forfeited.

Stock option transactions for the Company’s employee stock option plans for the quarter ended September 30, 2013 are as follows:

		Weighted
		Average
	Shares	Exercise Price
Beginning balance	46,500	$2.00
Granted	--	--
Exercised	--	--
Cancelled or expired	--	--
Ending balance	46,500	2.00
Options exercisable at end of period	46,500	2.00

7. Notes Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of September 30, 2013 the Company had an outstanding balance of $14,822 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit ("the Line of Credit") with TD Bank, NA (the "Bank"). On November 2, 2011, the Company and the Bank entered into a modification of the Line of Credit, effective as of October 31, 2011, which reduced the maximum borrowing amount from $500,000 to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended the Line of Credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to the Bank were changed. On November 16, 2012, the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2012, which returned the maximum borrowing amount to $500,000 and extended the Line of Credit to November 30, 2013. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of October 31, 2011) were changed.

During the first three months of fiscal 2014 the Company borrowed $500,000 under the Line of Credit. As of September 30, 2013 the Company had $500,000 of outstanding debt against the Line of Credit. The rate applicable to the Line of Credit at September 30, 2013 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

On November 8, 2013, the Company and the Bank entered into a modification of the Line of Credit, effective November 15, 2013, to temporarily increase the maximum borrowing amount under the Line of Credit $1,000,000 for the 6 month period November 15, 2013 to May 15, 2014, (after which it will return to $500,000). At the same time the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2013 to extend the Line of Credit to November 30, 2014. In each case, no other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 30, 2012) were changed. As of the date of this Quarterly Report the Company has $500,000 of outstanding debt against the Line of Credit.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property.

8. Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees. The impact of the plan on operations are as follows:

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
Service cost-benefits earned during the period	$15,115	$16,861
Interest cost on projected benefit obligation	28,201	24,128
Expected return on plan assets	(22,600)	(20,514)
Amortization of actuarial loss	20,858	32,808
Net periodic pension cost	$41,574	$53,283

9. Subsequent Events

Renewal and Temporary Increase of Line of Credit

On November 8, 2013, the Company and the Bank entered into a modification of the Company’s Line of Credit to temporarily increase the maximum borrowing amount available under the Line of Credit and to extend the Line of Credit one year to November 30, 2014.

See Footnote 7 “Notes Payable” above for further information on the Line of Credit.

THE DEWEY ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company’s 2013 Form 10-K. Certain statements in this report may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company’s operations, markets, products, services and prices and, specifically, the factors discussed below under “Financing Activities”, and “Company Strategy – General” and “Long-Term Strategy”, and in Item 1 (Description of Business) of the Company’s 2013 Form 10-K under the subheading “Operational Risks”. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company’s operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company’s critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company’s 2013 Form 10-K.

Business Environment

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs. This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment, and have already adversely affected revenues in the quarter reported in this Quarterly Report. This uncertainty as well as the reduction in overall government spending may continue through this Government fiscal year, ending October 2014, and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

Results of Operations – Revenues

Revenues and estimated earnings under long-term defense contracts (including research and development contracts are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on September 30, 2013, and for orders from other Government subcontractors for 2kW generator sets, percentage-of-completion calculations are based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract.

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Revenues for the first quarter of fiscal year 2014 (the three month period ended September 30, 2013) were $2,473,475 lower when compared to the first quarter of fiscal year 2013 (the three month period ended September 30, 2012). The decrease in revenues was due to decreased production of generator sets for delivery under the Company’s 10 year indefinite delivery/indefinite quantity contract with the U.S. Army as well as for delivery to other government contractors. The Company also recorded decreased revenues from the sales of replacement parts and other short-term business and a reduction in revenues from customer funded research and development in the first quarter of fiscal year 2014 when compared to the same period in fiscal year 2013.

For further discussion of management initiatives regarding revenues see “Company Strategy” below.

For the three months ended September 30, 2013 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 23% of revenues compared to approximately 83% for the first quarter of fiscal year 2013. Replacement parts and other short-term business provided approximately 77% of revenues for the first quarter of fiscal year 2014 and approximately 16% of revenues for the same period in fiscal year 2013. The Company had no revenues from customer sponsored research and development contracts for the first quarter of fiscal year 2014 while customer sponsored research and development contracts provided approximately 1% of revenues for the same period in fiscal year 2013.

The aggregate value of the Company’s backlog of sales orders was $4.8 million on September 30, 2013. The Company’s backlog of sales orders was $4.2 million on September 30, 2012. It is estimated that a significant portion of the present backlog will be billed during the next 9 months and be recognized as fiscal year 2014 revenues with the balance being recognized in fiscal years 2015 through 2019.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $87,403 or 18% of revenues for the three months ended September 30, 2013 compared to a gross profit of $798,950 or 27% of revenues for the same period in 2012. The lower gross profit for the first quarter of fiscal year 2014 was the result of a decrease in production volume across all of the Company’s lines of business as noted above under “Revenues”.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for the first three months of fiscal year 2014 were $414,967 or 86% of revenues compared to $420,080 or 14% of revenues in the first three months of fiscal year 2013. The most significant changes in expense and the approximate amounts of the changes were decreases in Company sponsored research and development ($42,000) and compensation ($33,000), and increases in consulting fees of ($47,000) general corporate expense ($14,000) and outside services ($11,000).

Interest Expense

The Company had interest expense of $1,830 in the three month period ended September 30, 2013 compared with $2,467 in the three month period ended September 30, 2012.

Other Expense/Income – Net

Amounts reported as other income or expense, represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $3,737 for the three months ended September 30, 2013 was comprised primarily of franchise taxes and miscellaneous bank fees, partly offset by interest income.

Other expense of $610 for the three months ended September 30, 2012 was comprised primarily of franchise taxes and miscellaneous bank fees, partly offset by interest income.

Income/(Loss) Before Income Taxes

Loss before income taxes for the three months ended September 30, 2013 was $333,131. Income before income taxes was $375,793 for the three months ended September 30, 2012.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,133,000 and $211,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2014. In the three month period ended September 30, 2013 these federal and state net deferred tax assets increased by approximately $113,000 and $20,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of September 30, 2013, the Company had no material capital expenditure commitments. Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At September 30, 2013, the Company’s working capital was $1,926,497 compared to $2,539,496 at September 30, 2012.

The ratio of current assets to current liabilities was 2.71 to 1 at September 30, 2013 and 3.54 to 1 at September 30, 2012.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Three Months ended September 30,
	2013	2012
Net cash provided by(used in)
Operating activities	$30,427	$442,583
Investing activities	(28,309)	--
Financing activities	497,530	(278,730)

Operating Activities:

Adjustments to reconcile net income to net cash provided by operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in the three month period ended September 30, 2013 was comprised primarily of net loss before depreciation and amortization; decreases in accounts receivable, contract costs and estimated related profits in excess of applicable billings, and prepaid expenses; and an increase in accounts payable. These amounts were partly offset by an increase in inventories and a decrease in accrued costs and accrued pension costs.

Net cash provided by operating activities in the three month period ended September 30, 2012 was comprised primarily of net income before depreciation and amortization and non-cash compensation expense; decreases in accounts receivable, inventories, and prepaid expenses; and an increase in accounts payable. These amounts were partly offset by decreases in contract costs and estimated related profits in excess of applicable billings, accrued costs, and accrued pension costs.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the three month periods ended September 30, 2013 and September 30, 2012, the Company expensed $3,798 and $45,563, respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first three months of fiscal 2014, net cash of $28,309 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of additional production and test equipment.

During the first three months of fiscal year 2013, the Company used no net cash in investing activities.

Financing Activities:

In August 2011, the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of September 30, 2013 the Company had an outstanding balance of $14,822 on this note.

On April 27, 2009 the Company entered into a $500,000 line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”). On November 2, 2011, the Company and the Bank entered into a modification of the Line of Credit, effective as of October 31, 2011, which reduced the maximum borrowing amount to $375,000, removed the minimum interest rate of 4.25% on outstanding borrowings and extended the Line of Credit to November 30, 2012. No other terms of the Company’s April 27, 2009 revolving term note to the Bank were changed. On November 16, 2012, the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2012, which returned the maximum borrowing amount to $500,000 and extended the Line of Credit to November 30, 2013. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of October 31, 2011) were changed. The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgages on the Company’s real property.

During the three-month period ended September 30, 2013 the Company borrowed $500,000 under the Line of Credit and the Company had outstanding debt of $500,000 against the Line of Credit as of September 30, 2013. The rate applicable to the Line of Credit at September 30, 2013 was approximately 4.25%. The Company has previously utilized this line of credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

On November 8, 2013, the Company and the Bank entered into a modification of the Line of Credit, effective November 15, 2013, to temporarily increase the maximum borrowing amount under the Line of Credit $1,000,000 for the 6 month period November 15, 2013 to May 15, 2014, (after which it will return to $500,000). At the same time the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2013 to extend the Line of Credit to November 30, 2014. In each case, no other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 30, 2012) were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. Reference is made to Note 7 “Notes Payable” under Notes to Condensed Financial Statements of this Quarterly Report for additional information regarding the Line of Credit.

The Company did not use any other cash in financing activities during the three-month periods ended September 30, 2013 and September 30, 2012, respectively.

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

Accounting Standards Updates Not Yet Effective

Refer to Note 2. Accounting Standards Updates Not Yet Effective in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Company Strategy - General

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. Management believes that the reduced level of business opportunities directly with the U.S. government, as well as with other Department of Defense contractors, could continue through the government’s fiscal year ending September 30, 2014. Effects of this changed environment are reflected in the Company’s 83% drop in quarterly revenues for the three months ended September 30, 2013 when compared to the same quarter last year. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball Incorporated as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at September 30, 2013.

The Company’s backlog of $4.8 million at September 30, 2013 includes approximately $3.1 million of orders for 2kW generators as part of a project by a U.S. customer for foreign military sales with deliveries scheduled between December 2013 and April 2014. The Company’s September 30, 2013 backlog also includes an additional $1.1 million of orders for former Goodman Ball products, also with U.S. customers, with deliveries scheduled between October 2013 and July 2018, most of which is also foreign military sales.

The Company also continues to work toward having its 2kW generators available on the General Services Administration’s GSA.gov website as well as through other websites and sales channels. In order to support these efforts the Company has begun to build generators for inventory in order to have them available for immediate delivery.

Long-Term Strategy

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

The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2013. Deliveries of orders received prior to the expiration of the contract were scheduled to continue through September 30, 2013; however, shipment of a small number of generators, for which revenue was recognized during the quarter ended September 30, 2013, has been delayed until November 2013. The Company anticipates that the Government will continue to require the Company’s 2kW generators, which can be ordered under individual “Purchase Orders”.

As of the date of this Quarterly Report the Company has entered into negotiations with the U.S. Army for a new three year, sole source, indefinite delivery, indefinite quantity contract to produce 2kW generator sets. No assurances can be given that the Company will be awarded such contract (or if awarded, the timing thereof) or that the Company would receive any delivery orders under the contract if awarded (or if delivery orders are received, the timing thereof). Production traditionally begins six to twelve months after the receipt of an order.

In approaching the second and third strategic objectives of targeted diversification, the Company is attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories.

On February 20, 2013 the Company announced the purchase of certain assets, rights of manufacture and intellectual property from Goodman Ball Incorporated, a maker of military equipment based in Menlo Park, California. As part of this transaction, among other things, the Company agreed to assume responsibility to maintain certain Goodman Ball contracts with the U.S. Department of Defense that pertain to the acquired product lines, and it took possession of some of Goodman Ball’s existing inventory for these product lines on a consignment basis and agreed to pay Goodman Ball as the inventory is sold to customers. The product lines acquired do not compete with existing product lines of the Company.

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

The Company continues to act on the second strategic objective, working to expand into related power markets. Using our expertise in Direct Current power generation we have expanded our capabilities to include entire power systems integrating our traditional diesel power generation with renewable power sources, energy storage, power distribution and power management. The solutions remain man-portable or of similar scale, and management believes that our best opportunities involve austere locations or unattended operation. For example we are providing power for another company’s trailer mounted military remote monitoring systems. This type of integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind. These accomplishments build on the Company’s previous accomplishments with vehicle mounted auxiliary power units, while also working with a growing group of partner companies. Management believes these activities can lead to expanded business with new types of military power requirements while also increasing our technical capabilities. In furtherance of the third strategic objective, expanding into related military product categories, during the fiscal year ended June 30, 2013, the Company utilized its experience in military-grade portable power systems under a customer funded research and development sub-contract to design and prototype electronic controls and power conversion devices for diesel fuel cell systems.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2013, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: November 12, 2013	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Stephen P. Krill
Stephen P. Krill
Treasurer

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number

10.1	Modification Agreement dated as of November 08, 2013 between The Dewey Electronics Corporation and TD Bank, N.A.

10.2	Amended and Restated Revolving Term Note made by The Dewey Electronics Corporation in favor of TD Bank, N.A. dated November 08, 2013.

10.3	Commercial Mortgage and Security Agreement and Assignment of Leases and Rents between The Dewey Electronics Corporation and TD Bank, NA dated November 08, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002