Form 10-Q
period 2013-12-31
DEWEY ELECTRONICS CORP
filed 2014-02-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer☐                                                                                               Accelerated filer☐

Non-accelerated filer☐                                                                                                 Smaller reporting company☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES☐  NO☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at February 11, 2014.

THE DEWEY ELECTRONICS CORPORATION

INDEX

		Page No.

Part I	Financial Information	3

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheets -
	December 31, 2013(unaudited) and June 30, 2013	3

	Condensed Statements of Operations -
	Three and Six-months Ended December 31, 2013 and 2012 (unaudited)	4

	Condensed Statement of Comprehensive Income/(Loss)
	(unaudited)	5

	Condensed Statements of Cash Flows for
	the Six-months Ended December 31, 2013 and 2012 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	22

Part II	Other Information	23

Item 6.	Exhibits	23

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2013	2013
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$248,471	$321,020
Accounts receivable	370,338	795,850
Inventories	2,677,751	1,221,944
Contract costs and related estimated profits in excess of billings	--	699,343
Prepaid expenses and other current assets	60,360	86,664

TOTAL CURRENT ASSETS	3,356,920	3,124,821

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,306,429	3,272,541
Furniture and fixtures	265,087	263,030
	6,170,696	6,134,751
Less accumulated depreciation	5,281,723	5,255,646
	888,973	879,105

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,310,988	$4,069,021

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Notes payable – current portion	$761,091	$14,822
Trade accounts payable	189,777	76,508
Accrued expenses and other liabilities	316,734	409,883
Accrued compensation and benefits payable	121,850	191,280
Accrued pension costs	168,351	154,960
TOTAL CURRENT LIABILITIES	1,557,803	847,453

LONG-TERM PORTION OF NOTE PAYABLE	--	2,470

LONG-TERM PENSION LIABILITY	673,271	714,986

TOTAL LIABILITIES	2,231,074	1,564,909

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at December 31, 2013 and June 30, 2013	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	181,675	647,588
Accumulated other comprehensive loss	(514,509)	(556,224)
	2,566,942	2,991,140
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,079,914	2,504,112
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,310,988	$4,069,021

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED DECEMBER 31,		SIX-MONTHS ENDED DECEMBER 31,
	2013	2012	2013	2012
Revenues	$875,808	$1,875,694	$1,360,524	$4,833,885

Cost of revenues	561,421	1,481,760	958,734	3,641,001

Gross profit	314,387	393,934	401,790	1,192,884

Selling, general and administrative	435,476	439,899	850,443	859,979

Operating income/(loss)	(121,089)	(45,965)	(448,653)	332,905

Interest expense	5,430	--	7,260	2,467

Other income/(expense)– net	(6,263)	(2,664)	(10,000)	(3,274)

Income/(loss) before income taxes	(132,782)	(48,629)	(465,913)	327,164

Provision for income tax	--	--	--	--

Net income/(loss)	$(132,782)	$(48,629)	$(465,913)	$327,164

Net income/(loss) per common share-Basic	$(0.10)	$(0.04)	$(0.34)	$0.24
Net income/(loss) per common share-Diluted	$(0.10)	$(0.04)	$(0.34)	$0.24

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,362,031	1,362,031	1,362,031	1,362,031

CONDENSED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2013	2012	2013	2012
Other comprehensive income/(loss) – net of tax

Net income/(loss)	$(132,782)	$(48,629)	$(465,913)	$327,164
Amortization of actuarial gains and losses	20,858	32,808	41,716	65,616

Comprehensive income/(loss)	$(111,924)	$(15,821)	$(424,197)	$392,780

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX-MONTHS ENDED
	DECEMBER 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(465,913)	$327,164
Adjustments to reconcile net income/(loss) to
Net cash provided by/(used in) operating activities:
Depreciation	26,077	30,888
Stock based compensation expense	--	2,271
Provision for inventory reserve	1,922	14,267
Decrease in accounts receivable	425,512	392,476
Increase in inventories	(1,457,729)	(293,942)
Decrease/(Increase) in contract costs and related
estimated profits in excess of billings	699,343	(218,017)
Decrease in prepaid expenses and
other current assets	26,304	13,540
Increase in trade accounts payable	113,269	113,803
Decrease in accrued expenses and other liabilities	(162,579)	(36,931)
Increase in accrued pension costs	13,391	33,295
Total adjustments	(314,490)	51,650

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(780,403)	378,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(35,945)	(8,902)

NET CASH USED IN INVESTING ACTIVITIES	(35,945)	(8,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	750,000	--
Repayment of short-term borrowings	(3,731)	(275,000)
Repayment of long-term debt	(2,470)	(6,212)

NET CASH PROVIDED BY/(USED IN)FINANCING ACTIVITIES	743,799	(281,212)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(72,549)	88,700

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	321,020	328,313

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248,471	$417,013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$5,431	$2,467

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of December 31, 2013, and the results of operations for the three months and six months then ended and cash flows for the six months then ended.  The results of operations and cash flows for the period ended December 31, 2013 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2014.

As of December 31, 2013, there have been no material changes to any of the significant accounting policies described in our 2013 Form 10-K.

Liquidity

During the six months ended December 31, 2013, the Company had a net loss of approximately $466,000 and net cash outflows from operations during the same six month period of approximately $780,000, principally due to an increase in inventory to support existing orders. The Company believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

The Company’s 10 year, sole source, indefinite delivery/indefinite quantity contract with the U.S. Army to produce 2kW generator sets expired on September 30, 2013. As of the date of this Quarterly Report, the Company is negotiating a new 3 year, sole source, indefinite delivery/indefinite quantity contract with the U.S. Army to produce 2kW generator sets. No assurances can be given that the Company will be awarded such contract (or if awarded, the timing thereof) or that the Company would receive any delivery orders under the contract if awarded (or if delivery orders are received, the timing thereof).

The Company has a line of credit (the “Line of Credit”) with TD Bank, NA (“the Bank”). On November 8, 2013 the Company and the Bank, entered into a modification to temporarily increase the maximum borrowing amount under the Line of Credit from $500,000 to $1,000,000 for the six month period November 15, 2013 to May 15, 2014, effective November 15, 2013. At the same time the Company and the Bank entered into a further modification to extend the Line of Credit for one year until November 30, 2014. Reference is made to Note 7 “Notes Payable” under Notes to Condensed Financial Statements of this Quarterly Report for additional information regarding this line of credit.

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

Revenues and earnings for orders for replacement parts and other short-term business (including non-standard generator sets)are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

2. Accounting Standards Updates

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists. Under the new standard update, with certain exceptions, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward or a tax credit carry-forward. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2015 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

Other Accounting Standards Updates not effective until after December 31, 2013 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	December 31, 2013	June 30, 2013

Finished Goods	$499,145	$24,592
Work In Progress	1,053,334	310,836
Raw Materials	1,125,272	886,516
Total	$2,677,751	$1,221,944

4.  Taxes on Income

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of December 31, 2013 the Company had approximately $1,179,000 and $219,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2014.  In the six month period ended December 31, 2013 these federal and state net deferred tax assets increased by approximately $158,000 and $28,000, respectively, as a result of a net loss for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income/(loss) per common share computations. For the three months ended December 31, 2013, outstanding stock options for 45,700 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the three months ended December 31, 2012, options for 46,500 shares were excluded as a result of their anti-dilutive effect on the net loss per share for the period.

For the six months ended December 31, 2013, outstanding stock options for 45,700 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the six months ended December 31, 2012, options for 46,500 shares were excluded due to the exercise price of the options exceeding the average share price for the period.

	Three-months Ended December 31,
	2013			2012
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic net loss per common share	$(132,782)	1,362,031	$(.10)	$(48,629)	1,362,031	$(.04)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(132,782)	1,362,031	$(.10)	$(48,629)	1,362,031	$(.04)

	Six-months Ended December 31,
	2013			2012
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic net income/(loss) per common share	$(465,913)	1,362,031	$(.34)	$327,164	1,362,031	$.24

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net income/(loss) per common share	$(465,913)	1,362,031	$(.34)	$327,164	1,362,031	$.24

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

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant.  Outstanding options generally are exercisable for ten years from the date of grant, except for three grants totaling 12,700 options which are exercisable for a 5-year term.  Outstanding options have expiration dates ranging from March 30, 2015 to September 21, 2021. No additional options may be granted under this plan.

There were no stock options granted in the first six months of fiscal 2014 (period ended December 31, 2013) or in the first six months of fiscal 2013 (period ended December 31, 2012). For the six months ended December 31, 2013, the Company recorded no stock option compensation expense. For the six months ended December 31, 2012, the Company recorded stock option compensation expense of $2,271.

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

Stock option transactions for the Company’s employee stock option plans for the three months and six months ended December 31, 2013 are as follows:

	December 31, 2013
	Three Months		Six Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	46,500	$2.00	46,500	$2.00
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled or expired	800	1.76	800	1.76
Ending balance	45,700	$2.01	45,700	$2.01
Options exercisable at end of period	45,700	$2.01	45,700	$2.01

7. Notes Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of December 31, 2013 the Company had an outstanding balance of $11,091 on this note.

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

On November 8, 2013, the Company and the Bank entered into a modification of the Line of Credit, effective November 15, 2013, to temporarily increase the maximum borrowing amount under the Line of Credit to $1,000,000 for the six month period November 15, 2013 to May 15, 2014 (after which it will return to $500,000). At the same time the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2013 to extend the Line of Credit to November 30, 2014. In each case, no other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 30, 2012) were changed.

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

During the six-month period ended December 31, 2013 the Company borrowed $750,000 under the Line of Credit and the Company had outstanding debt of $750,000 against the Line of Credit as of December 31, 2013. The rate applicable to the Line of Credit at December 31, 2013 was approximately   4.25%. The Company has previously utilized this line of credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of February 7, 2014 the Company has $1,000,000 of outstanding debt against the Line of Credit and no additional availability.

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees.  The impact of the plan on operations are as follows:

	THREE-MONTHS ENDED
	DECEMBER 31,
	2013	2012
Service cost-benefits earned during the period	$15,115	$16,861
Interest cost on projected benefit obligation	28,201	24,128
Expected return on plan assets	(22,600)	(20,514)
Amortization of actuarial loss	20,858	32,808

Net periodic pension cost	$41,574	$53,283

	SIX-MONTHS ENDED
	DECEMBER 31,
	2013	2012
Service cost-benefits earned during the period	$30,230	$33,722
Interest cost on projected benefit obligation	56,402	48,256
Expected return on plan assets	(45,200)	(41,028)
Amortization of actuarial loss	41,716	65,616

Net periodic pension cost	$83,148	$106,566

9.  Exclusion of Certain Orders from Revenue

In June 2013 the Company received a purchase order for delivery of modified 2kW Direct Current generator sets over a period of months beginning in December 2013. In December 2013 the buyer asked if the Company would invoice for the units when they were ready for shipment but store the units until the buyer could make arrangements for the next stage of manufacturing. The Company has excluded approximately $500,000 from revenues and accounts receivable for this transaction and has included the value of the finished generators in the Company’s inventory in its December 31, 2013 financial statements.

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

Business Environment

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs.  This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment, and have already adversely affected revenues in the quarter and year-to-date basis, as reported in this Quarterly Report. This uncertainty as well as the reduction in overall government spending may continue through this Government fiscal year, ending October 2014, and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

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

Revenues and earnings for orders for replacement parts and other short term business (including non-standard generator sets)are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

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

Revenues for the three month period ended December 31, 2013 were $999,886 lower when compared to the three month period ended December 31, 2012.  Revenues were lower principally due to a decrease in the production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army which expired September 30, 2013, as well as for delivery to other defense contractors outside the Company’s prime contract. The Company also recorded decreases in revenues from its customer funded research and development sub-contract and from sales of replacement parts and other short-term business when compared to the same three month period last year.

For the three months ended December 31, 2013 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 40% of revenues compared to approximately 85% for the three months ended December 31, 2012.  Replacement parts and other short-term business provided approximately 60% of revenues for the three months ended December 31, 2013 and approximately 15% of revenues in the same period in 2012. The Company had no revenues from customer sponsored research and development for the three months ended December 31, 2013 while customer sponsored research and development contracts provided less than 1% of revenues for the three months ended December 31, 2012.

Revenues for the six month period ended December 31, 2013 were $3,473,361 lower when compared to the six month period ended December 31, 2012. The lower revenues were attributable principally to a decrease in the production of generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army which expired September 30, 2013, as well as for delivery to other defense contractors outside the Company’s prime contract and a decrease in customer sponsored research and development, partly offset by an increase in sales of replacement parts and other short-term business.

For the six months ended December 31, 2013, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 34% of revenues compared to approximately 84% for the six months ended December 31, 2012. Replacement parts and other short-term business provided approximately 66% of revenues for the six months ended December 31, 2013 and approximately 15% of revenues in the same period in 2012. The Company had no revenues from customer sponsored research and development in the six months ended December 31, 2013 and approximately 1% of revenues in the same period in 2012.

For further discussion of management initiatives regarding revenues see “Company Strategy” below.

The aggregate value of the Company’s backlog of sales orders was $6.1 million on December 31, 2013 and $3.1 million on December 31, 2012.  It is estimated that a significant portion of the present backlog will be billed during the next six months and be substantially recognized as fiscal year 2014 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $314,387 or 36% of revenues for the three month period ended December 31, 2013 compared to a gross profit of $393,934 or 21% of revenues for the same three month period in 2012. The lower gross profit for the three months ended December 31, 2013 was the result of lower sales and production volume, primarily of 2kW generator sets, partly offset by a more favorable product mix.

For the six month period ended December 31, 2013 the Company’s gross profit was $401,790 or 30% of revenues compared to a gross profit of $1,192,884 or 25% of revenues for the six month period ended December 31, 2012. The lower gross profit for the six months ended December 31, 2013 was the result of lower sales and production volume, primarily of 2kW generator sets, partly offset by a more favorable product mix.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended December 31, 2013 were $435,476 or 50% of revenues compared to $439,899 or 23% of revenues for the three month period ended December 31, 2012. The most significant changes in expense and the approximate amount of the changes were increases in consulting fees ($33,000) and compensation expense ($8,000), and decreases in general corporate expense ($24,000) and marketing expense ($22,000).

Selling, General and Administrative expenses for the six months ended December 31, 2013 were $850,443 or 63% of revenues compared to $859,979 or 18% of revenues for the six month period ended December 31, 2012.  The most significant changes in expense and the approximate amount of the changes were increases in consulting fees ($91,000) and outside services ($15,000), and  decreases in Company sponsored research and development ($49,000), compensation expense ($25,000), general corporate expense ($10,000) and marketing expense ($14,000).

Interest Expense

For the three month period ended December 31, 2013 the Company had interest expense of $5,430. The Company had no interest expense in the three month period ended December 31, 2012.

For the six month period ended December 31, 2013 the Company had interest expense of $7,260 compared to $2,467 of interest expense in the six month period ended December 31, 2012.

Other Expense/Income – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $6,263 for the three months ended December 31, 2013 was comprised of bank fees and franchise taxes partly offset by interest income.

Other expense of $10,000 for the six months ended December 31, 2013 was comprised of bank fees and franchise taxes partly offset by interest income.

Net Loss Before Income Taxes

For the three months ended December 31, 2013 net loss before income taxes was $132,782. For the three months ended December 31, 2012 net loss before income taxes was $48,629.

Results for the three months ended December 31, 2013 were lower when compared to the same period last year due primarily to a decrease in revenues as discussed above.

For the six months ended December 31, 2013 net loss before income taxes was $465,913.  For the six months ended December 31, 2012 net income before income taxes was $327,164.

Results for the six months ended December 31, 2013 were lower when compared to the same period last year primarily as the result of a decrease in revenues as discussed above.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of December 31, 2013 the Company had approximately $1,179,000 and $219,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2014.  In the six month period ended December 31, 2013 these federal and state net deferred tax assets increased by approximately $158,000 and $28,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of December 31, 2013, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels.

At December 31, 2013, the Company’s working capital was $1,799,117 compared to $2,494,927 at December 31, 2012.

The ratio of current assets to current liabilities was 2.16 to 1 at December 31, 2013 and 3.41 to 1 at December 31, 2012.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Six Months ended December 31,
	2013	2012
Net cash provided by/(used in)
Operating activities	$(780,403)	$378,814
Investing activities	(35,945)	(8,902)
Financing activities	743,799	(281,212)

Operating Activities:

Adjustments to reconcile net income/loss to net cash provided by/used in operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities in the six month period ended December 31, 2013 was comprised primarily of net loss before depreciation and amortization, an increase inventories and a decrease in accrued expenses. These amounts were partly offset by an increase in accounts payable and accrued pension costs, and decreases in accounts receivable, contract costs and estimated related profits in excess of applicable billings and prepaid expenses.

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

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the six months ended December 31, 2013 and December 31, 2012, the Company expensed $13,510 and $62,243, respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first six months of fiscal 2014, the Company used net cash of $35,945 in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of production and test equipment, computers and software.

During the first six months of fiscal 2013, the Company used net cash of $8,902 in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of computers and software.

Financing Activities:

In August 2011, the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of December 31, 2013 the Company had an outstanding balance of $11,091 on this note.

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

On November 8, 2013, the Company and the Bank entered into a modification of the Line of Credit, effective November 15, 2013, to temporarily increase the maximum borrowing amount under the Line of Credit to $1,000,000 for the six month period November 15, 2013 to May 15, 2014 (after which it will return to $500,000). At the same time the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2013 to extend the Line of Credit to November 30, 2014. In each case, no other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 30, 2012) were changed.

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

During the six-month period ended December 31, 2013 the Company borrowed $750,000 under the Line of Credit and the Company had outstanding debt of $750,000 against the Line of Credit as of December 31, 2013. The rate applicable to the Line of Credit at December 31, 2013 was approximately   4.25%. The Company has previously utilized this line of credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of February 7, 2014 the Company has $1,000,000 of outstanding debt against the Line of Credit and no additional availability.

The Company did not use any other cash in financing activities during the six month periods ended December 31, 2013 and December 31, 2012, respectively.

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

In November 2011, the Company and the buyer extended the sales contract described above until December 31, 2012 to allow the buyer additional time to gain the required approvals for development. In recognition of the additional expense on the part of the buyer to obtain the required development approvals the Company agreed to lower the contract price of the parcel by $50,000 to $155,000. In January 2013, the Company and the buyer further extended the sales contract until December 31, 2013 to allow the buyer additional time as described above. In February 2014 the Company and the buyer further extended the sales contract until December 31, 2014. However, the Company can make no assurances that the required approvals will be granted, or if granted, the timing thereof.

Accounting Standards Updates

Refer to Note 2. Accounting Standards Updates in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Company Strategy

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. Management believes that the reduced level of business opportunities directly with the U.S. government, as well as with other Department of Defense contractors, could continue through the government’s fiscal year ending September 30, 2014. Effects of this changed environment are reflected in the Company’s 72% drop in revenues for the six months ended December 31, 2013 when compared to the same six month period last year. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball Incorporated as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at December 31, 2013.

The Company’s backlog of $6.1 million at December 31, 2013 includes approximately $4.7 million of orders for 2kW generators as part of a project by a U.S. customer for foreign military sales with deliveries scheduled between January 2014 and July 2014. The Company’s December 31, 2013 backlog also includes an additional $1.1 million of orders for former Goodman Ball products, also with U.S. customers, with deliveries scheduled between January 2014 and July 2018, most of which is also foreign military sales.

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

The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2013 and deliveries of orders received under this contract have been completed. The Company anticipates that the Government will continue to require the Company’s 2kW generators, which can be ordered under individual “Purchase Orders”.

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

The Company believes that, by adding two generators to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. The Company made one delivery for $184,000 of these generators during the second quarter of fiscal year 2014 (quarter ending December 31, 2013). If the Company is able to capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2013, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: February 13, 2014	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: February 13, 2014	By:	/s/ Stephen P. Krill
Stephen P. Krill
Treasurer

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are included with this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002