Form 10-Q
period 2014-03-31
DEWEY ELECTRONICS CORP
filed 2014-05-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at May 9, 2014.

THE DEWEY ELECTRONICS CORPORATION

INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31,	JUNE 30,
	2014	2013
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$688,515	$321,020
Accounts receivable	476,661	795,850
Inventories	3,780,435	1,221,944
Contract costs and related estimated profits in excess of billings	--	699,343
Prepaid expenses and other current assets	70,930	86,664

TOTAL CURRENT ASSETS	5,016,541	3,124,821

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,308,154	3,272,541
Furniture and fixtures	265,087	263,030
	6,172,421	6,134,751
Less accumulated depreciation	5,294,761	5,255,646
	877,660	879,105

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$5,959,296	$4,069,021

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Deferred revenues	$1,581,611	$--
Notes payable – current portion	1,007,362	14,822
Trade accounts payable	57,743	76,508
Accrued expenses and other liabilities	419,657	409,883
Accrued compensation and benefits payable	149,259	191,280
Accrued pension costs	183,245	154,960
TOTAL CURRENT LIABILITIES	3,398,877	847,453

LONG-TERM PORTION OF NOTE PAYABLE	--	2,470

LONG-TERM PENSION LIABILITY	652,412	714,986

TOTAL LIABILITIES	4,051,289	1,564,909

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at March 31, 2014 and June 30, 2013	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings/(accumulated deficit)	(11,091)	647,588
Accumulated other comprehensive loss	(493,650)	(556,224)
	2,395,035	2,991,140
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	1,908,007	2,504,112
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,959,296	$4,069,021

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED MARCH 31,		NINE-MONTHS ENDED MARCH 31,
	2014	2013	2014	2013

Revenues	$764,368	$2,175,254	$2,124,892	$7,009,139

Cost of Revenues	477,516	1,760,759	1,436,250	5,401,760

Gross Profit	286,852	414,495	688,642	1,607,379

Selling, General and Administrative	475,437	303,370	1,325,880	1,163,349

Operating Income/(Loss)	(188,585)	111,125	(637,238)	444,030

Interest Expense-Net	8,146	2,225	15,406	4,680

Other Income/(Expense)–Net	3,965	(7,452)	(6,035)	(10,738)

Income/(Loss) Before Income Taxes	(192,766)	101,448	(658,679)	428,612

Provision for Income Tax	--	--	--	--

Net Income/(Loss)	$(192,766)	$101,448	$(658,679)	$428,612

NET INCOME/(LOSS) PER COMMON SHARE-BASIC	$(0.14)	$0.07	$(0.48)	$0.31
NET INCOME/(LOSS) PER COMMON SHARE-DILUTED	$(0.14)	$0.07	$(0.48)	$0.31

Weighted average number of shares Outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,362,031	1,362,040	1,362,031	1,362,031

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	MARCH 31,		MARCH 31,
	2014	2013	2014	2013

Net income/(loss)	$(192,766)	$101,448	$(658,679)	$428,612
Amortization of actuarial gains and losses	20,858	32,808	62,574	98,424

Comprehensive income/(loss)	$(171,908)	$134,256	$(596,105)	$527,036

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE-MONTHS ENDED
	MARCH 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(658,679)	$428,612
Adjustments to reconcile net income to
Net cash provided by/(used in) operating activities:
Depreciation	39,115	46,333
Stock based compensation expense	--	2,271
Provision for inventory reserve	1,850	12,117
Increase in deferred revenues	1,581,611	--
Decrease in accounts receivable	319,189	208,263
Increase in inventories	(2,560,341)	(401,062)
Decrease in contract costs and related estimated profits in excess of billings	699,343	18,929
Decrease/(increase) in prepaid expenses and other current assets	15,734	(8,216)
Decrease in trade accounts payable	(18,765)	(320,423)
Decrease in accrued expenses and other liabilities	(32,247)	(35,929)
Increase in accrued pension costs	28,285	62,565
Total adjustments	73,774	415,152

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(584,905)	13,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(37,670)	(11,279)

NET CASH USED IN INVESTING ACTIVITIES	(37,670)	(11,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	1,000,000	350,000
Repayment of short-term borrowings	--	(275,000)
Repayment of short-term debt	(7,460)	--
Repayment of long-term debt	(2,470)	(11,190)

NET CASH PROVIDED BY FINANCING ACTIVITIES	990,070	63,810

NET INCREASE IN CASH AND CASH EQUIVALENTS	367,495	65,991

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	321,020	328,313

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$688,515	$394,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$15,406	$4,699

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
 NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting.  Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting.  The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Form 10-K”).

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of March 31, 2014, and the results of operations for the three months and nine months then ended and cash flows for the nine months then ended.  The results of operations and cash flows for the period ended March 31, 2014 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2014.

As of March 31, 2014, there have been no material changes to any of the significant accounting policies described in our 2013 Form 10-K.

Liquidity

During the nine months ended March 31, 2014, the Company had a net loss of approximately $659,000 and net cash outflows from operations of approximately $585,000, principally due to an increase in inventory to support existing orders. The Company believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

The Company’s 10 year, sole source, indefinite delivery/indefinite quantity contract with the U.S. Army to produce 2kW generator sets expired on September 30, 2013. The Company had been in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity/indefinite delivery contract to produce 2kW generators, however on May 1, 2014 the Company was notified that the U.S. Army no longer intends to award this contract. The Company anticipates that the Government will continue to require the Company’s 2kW generators, which can be ordered under individual “Purchase Orders”, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase on the GSA.gov website by the Department of Defense. The Company also continues to work to make these generators available through other websites and sales channels.

The Company has a line of credit (the “Line of Credit”) with TD Bank, NA (“the Bank”). On November 8, 2013 the Company and the Bank, entered into a modification to temporarily increase the maximum borrowing amount under the Line of Credit from $500,000 to $1,000,000 for the six month period November 15, 2013 to May 15, 2014, effective November 15, 2013. At the same time the Company and the Bank entered into a further modification to extend the Line of Credit for one year until November 30, 2014. The Company intends to repay $500,000 borrowed under the temporary increase by May 15, 2014. Additionally, as required under the Company’s 2009 Loan Agreement with the Bank, the Company must maintain a zero balance for 30 consecutive days prior to November 14, 2014. The Company has not yet met, but anticipates meeting this requirement. Reference is made to Note 7 “Notes Payable” under Notes to Condensed Financial Statements of this Quarterly Report for additional information regarding this line of credit.

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

Other Accounting Standards Updates not effective until after March 31, 2014 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	March 31, 2014	June 30, 2013

Finished Goods	$1,590,069	$24,592
Work In Progress	954,307	310,836
Raw Materials	1,236,059	886,516
Total	$3,780,435	$1,221,944

The increase in finished goods inventories compared to June 30, 2013 is primarily the result of holding finished generators that were ready for shipment to a customer that is finalizing its next step of manufacturing (see note 9 – Deferred Revenue below). This project has also contributed to the increase in Work In Progress.

4.  Taxes on Income

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of March 31, 2014 the Company had approximately $1,155,000 and $214,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2014.  In the nine month period ended March 31, 2014 these federal and state net deferred tax assets increased by approximately $224,000 and $40,000, respectively, as a result of a net loss for the period.

5.  Net Income/(Loss) Per Share

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income/(loss) per common share computations. For the three months ended March 31, 2014, outstanding stock options for 45,700 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the three months ended March 31, 2013, options for 41,400 shares were excluded due to the exercise price of the options exceeding the average share price for the quarter.

For the nine months ended March 31, 2014, outstanding stock options for 45,700 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the nine months ended March 31, 2013, options for 46,500 shares were excluded due to the exercise price of the options exceeding the average share price for the period.

	Three-months Ended March 31,
	2014			2013
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic net income/(loss) per common share	$(192,766)	1,362,031	$(.14)	$101,448	1,362,031	$.07

Effect of dilutive Securities	--	--	--	--	9	--
Diluted net income/(loss) per common share	$(192,766)	1,362,031	$(.14)	$101,448	1,362,040	$.07

	Nine-months Ended March 31,
	2014			2013
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic net income/(loss) per common share	$(658,679)	1,362,031	$(.48)	$428,612	1,362,031	$.31

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net income/(loss) per common share	$(658,679)	1,362,031	$(.48)	$428,612	1,362,031	$.31

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

There were no stock options granted in the first nine months of fiscal 2014 (period ended March 31, 2014) or in the first nine months of fiscal 2013 (period ended March 31, 2013). For the nine months ended March 31, 2014, the Company recorded no stock option compensation expense. For the nine months ended March 31, 2013, the Company recorded stock option compensation expense of $2,271.

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

Stock option transactions for the Company’s employee stock option plans for the three months and nine months ended March 31, 2014 are as follows:

	March 31, 2014
	Three Months		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	45,700	$2.01	46,500	$2.00
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled or expired	--		800	1.76
Ending balance	45,700	$2.01	45,700	$2.01
Options exercisable at end of period	45,700	$2.01	45,700	$2.01

7. Notes Payable

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of March 31, 2014 the Company had an outstanding balance of $7,362 on this note.

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

During the nine-month period ended March 31, 2014 the Company borrowed $1,000,000 under the Line of Credit and the Company had outstanding debt of $1,000,000 against the Line of Credit as of March 31, 2014. The rate applicable to the Line of Credit at March 31, 2014 was approximately 4.25%. The Company has previously utilized this line of credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of May 7, 2014 the Company has $1,000,000 of outstanding debt against the Line of Credit and no additional availability. The Company intends to repay $500,000 borrowed under the temporary increase by May 15, 2014.

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees.  The impact of the plan on operations are as follows:

	THREE-MONTHS ENDED
	MARCH 31,
	2014	2013
Service cost-benefits earned during the period	$15,115	$16,861
Interest cost on projected benefit obligation	28,201	24,128
Expected return on plan assets	(22,600)	(20,514)
Amortization of actuarial loss	20,858	32,808

Net periodic pension cost	$41,574	$53,283

	NINE-MONTHS ENDED
	MARCH 31,
	2014	2013
Service cost-benefits earned during the period	$45,345	$50,583
Interest cost on projected benefit obligation	84,603	72,384
Expected return on plan assets	(67,800)	(61,542)
Amortization of actuarial loss	62,574	98,424

Net periodic pension cost	$124,722	$159,849

9. Deferred Revenue

In June 2013 the Company received a purchase order for delivery of modified 2kW Direct Current generator sets over a period of months beginning in December 2013. In December 2013 the customer asked the Company to issue invoices for the monthly scheduled requirements as units were completed and ready for shipment, but to store the units until the customer could make arrangements for the next stage of manufacturing. The Company has received approximately $1,600,000 for finished generators scheduled for delivery in December 2013 through February 2014, however, as of March 31, 2014 no generators have been shipped to the customer. Accordingly, the Company has excluded approximately $1,600,000 from revenues and has recorded approximately $1,600,000 in deferred revenues for cash received for units invoiced and paid by the customer. The value of the finished generators has been included in the Company’s finished goods inventory in its March 31, 2014 financial statements.

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

Business Environment

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. This has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs. This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company traditionally derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment, and have already adversely affected revenues in the quarter and year-to-date basis, as reported in this Quarterly Report. This uncertainty as well as the reduction in overall government spending may continue through this Government fiscal year, ending October 2014, and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

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

Revenues for the three month period ended March 31, 2014 were $1,410,886 lower when compared to the three month period ended March 31, 2013. Revenues were lower principally due to a decrease in production of 2kW generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army which expired September 30, 2013, as well as for delivery to other defense contractors outside the Company’s prime contract and a request from one of the Company’s customers to store approximately $1,054,400 of finished generator sets which were excluded from revenues and recognized as deferred revenue on the Company’s March 31, 2014 balance sheet. The Company also recorded a decrease in revenues from its customer funded research and development sub-contract. The decreases in revenues from these product lines were partly offset by an increase in revenues from sales of replacement parts and other short-term business when compared to the same three month period last year.

For the three months ended March 31, 2014 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 26% of revenues compared to approximately 78% for the three months ended March 31, 2013.  Replacement parts and other short-term business provided approximately 74% of revenues for the three months ended March 31, 2014 and approximately 19% of revenues in the same period in 2013. The Company had no revenues from customer sponsored research and development for the three months ended March 31, 2014 while customer sponsored research and development contracts provided approximately 3% of revenues for the three months ended Mach 31, 2013.

Revenues for the nine month period ended March 31, 2014 were $4,884,247 lower when compared to the nine month period ended March 31, 2013. Revenues were lower principally due to a decrease in production of 2kW generator sets under the Company’s prime contract to provide 2kW generator sets to the U.S. Army which expired September 30, 2013, as well as for delivery to other defense contractors outside the Company’s prime contract and a request from one of the Company’s customers to store approximately $1,581,600 of finished generator sets which were excluded from revenues and recognized as deferred revenue on the Company’s March 31, 2014 balance sheet. The Company also recorded a decrease in revenues from its customer funded research and development sub-contract. The decreases in revenues from these product lines were partly offset by an increase in revenues from sales of replacement parts and other short-term business when compared to the same three month period last year.

For the nine months ended March 31, 2014, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 31% of revenues compared to approximately 82% for the nine months ended March 31, 2013. Replacement parts and other short-term business provided approximately 69% of revenues for the nine months ended March 31, 2014 and approximately 16% of revenues in the same period in 2013. The Company had no revenues from customer sponsored research and development in the nine months ended March 31, 2014 and approximately 2% of revenues in the same period in 2013.

For further discussion of management initiatives regarding revenues see “Company Strategy” below.

The aggregate value of the Company’s backlog of sales orders was $6.6 million on March 31, 2014 and $1.6 million on March 31, 2013.  It is estimated that a significant portion of the present backlog will be billed during the next three months and be substantially recognized as fiscal year 2014 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $286,852 or 38% of revenues for the three month period ended March 31, 2014 compared to a gross profit of
$414,495 or 19% of revenues for the three month period ended March 31, 2013. The lower gross profit for the three months ended March 31, 2014 was the result of lower revenues and production volume, primarily of 2kW generator sets, as noted above, partly offset by a more favorable product mix.

For the nine month period ended March 31, 2014 the Company’s gross profit was $688,642 or 32% of revenues compared to a gross profit of $1,607,379 or 23% of revenues for the nine month period ended March 31, 2013. The lower gross profit for the nine months ended March 31, 2014 was the result of lower revenues and production volume, primarily of 2kW generator sets, as noted above, partly offset by a more favorable product mix.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended March 31, 2014 were $475,437 or 62% of revenues compared to $303,370 or 14% of revenues for the three month period ended March 31, 2013. The most significant changes in expense and the approximate amount of the changes were increases in outside services ($76,000), general corporate expense ($52,000), consulting fees ($24,000), marketing expense ($14,000), and compensation expense ($13,000), and a decrease in repairs and maintenance ($11,000).

Selling, General and Administrative expenses for the nine months ended March 31, 2014 were $1,325,880 or 62% of revenues compared to $1,163,349 or 17% of revenues for the nine month period ended March 31, 2013.  The most significant changes in expense and the approximate amount of the changes were increases in consulting fees ($99,000), outside services ($92,000), and general corporate expense ($42,000) and decreases in Company sponsored research and development ($43,000) and compensation expense ($12,000).

Interest Expense

For the three month period ended March 31, 2014 the Company had interest expense of $8,146 compared to $2,225 of interest expense in the three month period ended March 31, 2013.

For the nine month period ended March 31, 2014 the Company had interest expense of $15,406 compared to $4,680 of interest expense in the nine month period ended March 31, 2013.

Other Expense/Income – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $3,965 for the three months ended March 31, 2014 was comprised of scrap sales partly offset by bank fees and franchise taxes.

Other expense of $6,035 for the nine months ended March 31, 2014 was comprised of bank fees and franchise taxes partly offset by scrap sales and interest income.

Net Income/Loss Before Income Taxes

For the three months ended March 31, 2014 net loss before income taxes was $192,766. For the three months ended March 31, 2013 net income before income taxes was $101,448.

Results for the three months ended March 31, 2014 were lower when compared to the same period last year due primarily to a decrease in revenues as discussed above.

For the nine months ended March 31, 2014 net loss before income taxes was $658,679.  For the nine months ended March 31, 2013 net income before income taxes was $428,612.

Results for the nine months ended March 31, 2014 were lower when compared to the same period last year primarily as the result of a decrease in revenues as discussed above.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of March 31, 2014 the Company had approximately $1,155,000 and $214,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2014.  In the nine month period ended March 31, 2014 these federal and state net deferred tax assets increased by approximately $224,000 and $40,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of March 31, 2014, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

At March 31, 2014, the Company’s working capital was $1,617,664 compared to $2,604,465 at March 31, 2013.

The ratio of current assets to current liabilities was 1.48 to 1 at March 31, 2014 and 3.65 to 1 at March 31, 2013.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Nine Months ended March31,
	2014	2013
Net cash provided by/(used in)
Operating activities	$(584,905)	$13,460
Investing activities	(37,670)	(11,279)
Financing activities	990,070	63,810

Operating Activities:

Adjustments to reconcile net income/loss to net cash provided by/used in operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities in the nine month period ended March 31, 2014 was comprised primarily of net loss before depreciation and amortization, an increase inventories and decreases in accounts payable and accrued expenses. These amounts were partly offset by an increase in deferred revenue  and accrued pension costs, and decreases in accounts receivable, contract costs and estimated related profits in excess of applicable billings and prepaid expenses.

Net cash provided by operating activities in the nine-month period ended March 31, 2013 was comprised primarily of net income before depreciation and amortization, decreases in accounts receivable and contract costs and estimated related profits in excess of applicable billings and an increase in accrued pension costs, partly offset by increases in inventories and prepaid expenses and decreases in accounts payable and accrued expenses.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the nine months ended March 31, 2014 and March 31, 2013, the Company expensed $19,450 and $62,426, respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first nine months of fiscal 2014, the Company used net cash of $37,670 in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of production and test equipment, computers and software.

During the first nine months of fiscal 2013, net cash of $11,279 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of computers and software.

Financing Activities:

In August 2011, the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan is secured by the physical assets financed under this loan. As of March 31, 2014 the Company had an outstanding balance of $7,362 on this note.

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

During the nine-month period ended March 31, 2014 the Company borrowed $1,000,000 under the Line of Credit and the Company had outstanding debt of $1,000,000 against the Line of Credit as of March 31, 2014. The rate applicable to the Line of Credit at March 31, 2014 was approximately 4.25%. The Company has previously utilized this line of credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of May 7, 2014 the Company has $1,000,000 of outstanding debt against the Line of Credit and no additional availability. The Company intends to repay $500,000 borrowed under the temporary increase by May 15, 2014.

The Company did not use any other cash in financing activities during the nine month periods ended March 31, 2014 and March 31, 2013, respectively.

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

Accounting Standards Updates

Refer to Note 2. Accounting Standards Updates in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Company Strategy

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. Management believes that the reduced level of business opportunities directly with the U.S. government, as well as with other Department of Defense contractors, could continue through the government’s fiscal year ending September 30, 2014. Effects of this changed environment has resulted in a 70% drop in the Company’s revenues from the U.S. Government for the nine months ended March 31, 2014 when compared to the same nine month period last year. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball Incorporated as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at March 31, 2014.

The Company’s backlog of $6.6 million at March 31, 2014 includes approximately $4.8 million of orders for 2kW generators and spare parts as part of a project by a U.S. customer for foreign military sales with deliveries scheduled between May 2014 and August 2014. The Company’s March 31, 2014 backlog also includes an additional $1.4 million of orders for former Goodman Ball products, also with U.S. customers, with deliveries scheduled between April 2014 and July 2018, most of which are also foreign military sales.

The Company also continues to work toward selling its 2kW generators through the General Services Administration’s GSA.gov website (as described below)as well as through other websites and sales channels. In order to support these efforts the Company has begun to build generators for inventory in order to have them available for immediate delivery.

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

The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of September 2013 and deliveries of orders received under this contract have been completed. The Company had been in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity/indefinite delivery contract to produce 2kW generators, however on May 1, 2014 the Company was notified that the U.S. Army no longer intends to award this contract. The Company anticipates that the Government will continue to require the Company’s 2kW generators, which can be ordered under individual “Purchase Orders”, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase on the GSA.gov website by the Department of Defense. The Company also continues to work to make these generators available through other websites and sales channels.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2014, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: May 13, 2014	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: May 13, 2014		/s/ Stephen P. Krill
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