Form 10-K
period 2014-06-30
DEWEY ELECTRONICS CORP
filed 2014-09-26
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 1,739,522 at December 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 1,362,031 shares of common stock, par value $.01 per share, at September 22, 2014.

Documents Incorporated by Reference

Portions of the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Approximately 70% of the Company’s revenues are derived from the production of diesel operated tactical generators which are sold to various agencies of the U.S. Government and other defense contractors. The balance of the Company’s revenues are derived from orders for spare parts and other electro-mechanical systems and from research and development contracts. Included in this other business is speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor and for product lines acquired from Goodman Ball Incorporated (“Goodman Ball”) late in fiscal 2013. The Company previously had a long-term Government contract to produce 2kW generator sets, and has also had various long-term contracts to provide the U.S. Navy with various equipment.

The Company has been the sole source producer of the 2kW diesel operated tactical generator set for the Department of Defense since 1997. Its initial contract was awarded by the U.S. Army in 1996 and final deliveries were made under that award in March 2002.  Deliveries were made to the various branches of the Armed Forces of the United States.

The initial contract was replaced in September 2001 by a new ten-year indefinite delivery, indefinite quantity contract to provide the U.S. Army and other Department of Defense Agencies with this same 2kW diesel operated generator set. This contract expired on November 30, 2013. A small number of generators sets were delivered under this contract in fiscal 2014 for orders placed prior to the contract’s expiration.  The total amount of orders under the September 2001 contract delivered through November 30, 2013 amounted to approximately $51 million.

The Company engaged in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity, indefinite delivery contract to produce 2kW generators, however, on May 1, 2014 the Company was notified that the U.S. Army no longer intended to award the new contract. The Company anticipates that the Government will continue to require the Company’s 2kW generators, however, we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other sales channels.

Revenues from research and development are derived primarily from various prime contracts with the Department of Defense and sub-contracts with other prime contractors with the Department of Defense. In an effort to respond to Government requirements the Company has designed, integrated and tested diesel generator sets in the two to 30 kilowatt power range. Since 2007 the Company has also received sub-contracts to develop military-grade control systems for diesel based fuel cell reformers.  However, no assurances can be given that the Company will be awarded any additional research and development contracts or sub-contracts or that the Company will receive production orders as a result of any such contracts or subcontracts that have been completed or are currently in effect.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2014 and 2013, the Company expensed $19,536 and $79,564, respectively, of research and development costs. Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company.  In addition, there are no material capital expenditures anticipated for environmental compliance.

As of September 20, 2014 the Company had a work force of 29 employees, consisting of 27 fulltime employees of the Company and two temporary employees. Fluctuations in the work force during the year generally result from uneven contract requirements and variations in the mix of products.

Revenues and earnings for orders for replacement parts and other short term business, including generators not ordered under the 2kW contract described below, are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on November 30, 2013, percentage-of-completion calculations have been based on individual “Delivery Orders” which were periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2014, the Company had one development contract for which it recognized revenues on a milestone basis. As of June 30, 2014 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract.  As of the filing of this Annual Report, the Company’s principal suppliers are: Martin Diesel, Baldor Electric Company, CDI Electronics and the Crompton Instruments Division of Tyco Electronics Corporation.  The Company has occasionally experienced some temporary delays in the receipt of raw materials in the past. Such delays have not had a material adverse effect on operations. The Company cannot, however, provide any assurances that future delays, if any, will not have a material adverse effect.

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

Liquidity

For the fiscal year ending June 30, 2014, the Company had a net loss of approximately $97,000 and net cash outflows from operations of approximately $290,000, principally due to an increase in inventory to support existing orders. The Company believes that the Company’s current cash and its line of credit, which currently expires November 30, 2014, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

See “Financing Activities” below in this Item 1 and in Item 7 – Management’s Discussion and Analysis of Financial  Condition and Results of Operations for additional information regarding the Company’s line of credit.

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

Historically, a substantial portion of the Company’s revenues have been dependent upon a large single program, most recently the production of 2kW generator sets.
We continue to explore additional sources of revenue to reduce our dependence on single programs but cannot give any assurances that these efforts will be successful or, if successful, when they will be achieved.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Strategy for additional information regarding Company strategy.

As discussed above, the Company’s 2kW contract expired on November 30, 2013. The Company anticipates that the Government will continue to require the Company’s 2kW generators, however, we are unable to predict whether, when, or to what extent the Government will place orders for these generators.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its 2kW generator products.  During fiscal year 2014, two of these suppliers accounted for 25.0% and 16.5% of material purchases, respectively.  See Note 1-B of the Notes to the Financial Statements.  We purchase these components pursuant to purchase orders and do not have long-term contracts with any of these vendors.  While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations. However, we cannot give any assurances that these four sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

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

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs.  This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment. This uncertainty as well as the reduction in overall government spending has continued through this Government fiscal year, ending September 30, 2014, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year.

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

Financing Activities

The Company has a $500,000 line of credit with TD Bank, NA, which expires on November 30, 2014. In the event that this line of credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof). See “Financing Activities” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II

Item 5.   MARKET FOR REGISTRANTS’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded over-the-counter under the symbol "DEWY”.

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

	Quarterly Common Stock Price Range
	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
1st Quarter	$1.90	$1.55	$1.80	$1.07
2nd Quarter	2.00	1.70	1.85	1.30
3rd Quarter	2.30	2.00	2.47	1.45
4th Quarter	2.28	2.10	1.69	1.50

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2014 and 2013.  The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 22, 2014 was 302.

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

Business Environment

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs.  This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment. This uncertainty as well as the reduction in overall government spending has continued through this Government fiscal year, ending September 30, 2014, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year.

Results of Operations

The Company’s fiscal year ends on June 30.  Accordingly, all references to years in this Management’s Discussion refer to the fiscal year ended June 30 of the indicated year. Also, when referred to herein, operating profit means net sales less operating expenses.

Revenues

Revenues and earnings for orders for replacement parts and other short term business, including generators not ordered under the 2kW  contract described below, are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on November 30, 2013, percentage-of-completion calculations have been based on individual “Delivery Orders” which are periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2014, the Company had one development contract for which it recognized revenues on a milestone basis. As of June 30, 2014 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Revenues in fiscal year 2014 were $1,740,244 lower when compared to fiscal year 2013. The lower revenues were primarily due to decreased demand for 2kW generator sets by the U.S. Government and other government contractors. This decrease for fiscal 2014 was partly offset by an increase in revenues for replacement parts and short-term orders, including equipment and replacement parts from product lines acquired from Goodman Ball, when compared with fiscal 2013.

In fiscal year 2014, production efforts to provide the Armed Forces and other Government contractors with diesel operated tactical generator sets provided approximately 70% of revenues compared to approximately 82% in fiscal year 2013. Replacement parts and other short-term business provided approximately 29% of revenues in fiscal year 2014 and approximately 17% of revenues in fiscal year 2013.  Customer funded research and development efforts provided approximately 1% of revenues in fiscal 2014 and approximately 1% of revenues in fiscal 2013.

Revenues from research and development are derived primarily from various prime contracts with the Department of Defense and sub-contracts with other prime contractors with the Department of Defense. In an effort to respond to Government requirements the Company has designed, integrated and tested diesel generator sets in the two to 30 kilowatt power range.  Since 2007 the Company has also received sub-contracts to develop military-grade control systems for diesel based fuel cell reformers.  However, no assurances can be given that the Company will be awarded any additional research and development contracts or sub-contracts or that the Company will receive production orders as a result of any such contracts or subcontracts that have been completed or are currently in effect.

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

The aggregate value of the Company’s backlog of sales orders was $3.4 million on June 30, 2014 and $4.8 million on June 30, 2013. It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2015 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $1,693,315 or 26% of revenues for fiscal year 2014 compared to a gross profit of $1,685,713 or 20% of revenues for fiscal year 2013. The higher gross profit for fiscal year 2014 was the result of an increase in the proportion of higher margin sales of modified generator sets when compared to fiscal 2013, and a more favorable product mix within the Company’s replacement parts and short-term business when compared to fiscal 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for fiscal 2014 were $1,756,244 or 27% of revenues compared to $1,565,031 or 19% of revenues in fiscal 2013.  The most significant increases in expense were increases in consulting fees of approximately $125,000, outside services of approximately $93,000 and general corporate expense of $24,000 which were partly offset by a decrease in product development expense of approximately $60,000.

Interest Expense

The Company had interest expense of $26,799 in fiscal 2014 and interest expense of $8,500 in fiscal 2013.

Other Expense-Net

Amounts reported as other expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $7,172 for fiscal year 2014 was comprised of bank fees of $12,727 partly offset by scrap sales of $5,555.

Other expense of $12,140 for fiscal year 2013 was comprised of unreimbursed expense of $10,626 in connection with the transaction with Goodman Ball, and bank fees of $5,569 partly offset by scrap sales of $4,055.

Income/(Loss) Before Provision for Income Taxes

Loss before provision for income taxes for fiscal year 2014 was $96,900. For the year ended June 30, 2013 income before provision for income taxes was $100,042.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $997,000 and $123,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, which expire beginning in 2017.

Inflation

Historically, inflation and price changes have not had a material effect on net sales and revenues and on income from continuing operations.  Management does not believe that inflation and price changes in fiscal year 2014 had a material effect on net sales and revenues.  However, beginning in fiscal year 2006 and continuing through fiscal 2014, the 2kW generator set business experienced increased costs related to metals, transportation and foreign sourced components.  The 10-year prime contract with the Government for 2kW generator sets (which expired in 2013) provided for limited annual increases in selling price.

In September 2011 the Company was able to obtain a modest price increase under the final delivery order of the 2kW contract described above for orders scheduled for delivery in fiscal 2013 and subsequent deliveries in the first quarter of fiscal 2014. The effect of this price increase was a small increase in net sales and revenues for fiscal years 2013 and 2014.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of June 30, 2014, the Company had no material capital expenditure commitments. Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

As of the date of this Annual Report the Company is in discussions with TD Bank, NA, to renew its line of credit for one year until November 30, 2015. In the event the line of credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof.) See “Financing Activities” below.

At June 30, 2014, the Company’s working capital was $2,200,299 compared to $2,277,368 at June 30, 2013.

The ratio of current assets to current liabilities was 2.41 to 1 at June 30, 2014 and 3.69 to 1 at June 30, 2013.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Years ended June 30,
	2014	2013
Net cash (used in)/provided by
Operating activities	$(289,439)	$306,310
Investing activities	(34,182)	(23,781)
Financing activities	482,708	(289,822)

Operating Activities:

Adjustments to reconcile net income to net cash provided by/(used in) operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities in fiscal year 2014 was comprised primarily of net loss before depreciation and amortization, a provision for an inventory reserve, increases in accounts receivable and inventories and a decrease in accrued expenses, partly offset by decreases in contract costs and estimated related profits in excess of applicable billings and prepaid expenses and increases in accounts payable and accrued pension costs.

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

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2014 and 2013, the Company expensed $19,536 and $79,564, respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as incurred.

Investing Activities:

During fiscal year 2014, net cash of $34,182 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of additional demonstration and test equipment and computer software.

During fiscal year 2013, net cash of $23,781 was used in investing activities. The entire amount was used for capital expenditures, principally for replacement computers and software.

Financing Activities:

In August 2011 the Company entered into a 36 month, interest free, financing agreement with Wells Fargo Financial Leasing in the amount of $44,466 to finance the upgrade of the Company’s facility lighting. The loan was secured by the physical assets financed under this loan. As of June 30, 2014 the Company had repaid this note in full.

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

On November 8, 2013, the Company and the Bank entered into a modification of the Line of Credit, effective November 15, 2013, to temporarily increase the maximum borrowing amount under the Line of Credit to $1,000,000 for the six month period November 15, 2013 to May 15, 2014 (after which it returned to $500,000). At the same time the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2013, to extend the Line of Credit to November 30, 2014. In each case, no other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 30, 2012) were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at June 30, 2014 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below)anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

During fiscal 2014 the Company borrowed $1,000,000 under the Line of Credit and as of June 30, 2014 the Company had outstanding debt of $500,000 against the Line of Credit. For fiscal 2014 the Company violated a financial ratio covenant. The Company has received a waiver of this technical default from the Bank. The Company subsequently repaid the loan amount and, as of September 25, 2014, the Company has no outstanding debt against the Line of Credit.

As of the date of this Annual Report the Company is in discussions with the Bank to renew the Line of Credit for one year until November 30, 2015. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

The Company did not use any other cash in financing activities during fiscal years 2014 and 2013.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016.

On August 27, 2014, the FASB issued an Accounting Standards Update (ASU) 2014-15 which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other Accounting Standards Updates not effective until after June 30, 2014 are not expected to have a material effect on the Company’s financial position or results of operations.

Company Strategy

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. This reduced level of business opportunities directly with the U.S. government, as well as with other Department of Defense contractors, has continued through the government’s fiscal year ending September 30, 2014, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year. Effects of this changed environment has resulted in a 21% drop in the Company’s revenues from sales of generator sets to the U.S. Government and other government contractors for fiscal year 2014 when compared to fiscal year 2013. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at June 30, 2014.

The Company’s backlog of $3.4 million at June 30, 2014 includes approximately $1.0 million of orders for 2kW generators and spare parts as part of a project by a U.S. customer for foreign military sales with deliveries scheduled between July 2014 and September 2014. The Company’s June 30, 2014 backlog also includes an additional $1.8 million of orders for former Goodman Ball products, also with U.S. customers, with deliveries scheduled between July 2014 and July 2018, most of which are also foreign military sales.

The Company also continues to work toward selling its 2kW generators through the General Services Administration’s GSA.gov website (as described below) as well as through other websites and sales channels. In order to support these efforts the Company has begun to build generators for inventory in order to have them available for immediate delivery.

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

The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of November 2013 and deliveries of orders received under this contract have been completed. The Company engaged in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity/indefinite delivery contract to produce 2kW generators, however on May 1, 2014 the Company was notified that the U.S. Army no longer intended to award this contract. The Company anticipates that the Government will continue to require the Company’s 2kW generators, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other websites and sales channels.

In approaching the second and third strategic objectives of targeted diversification, the Company is attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories.

On February 20, 2013 the Company announced the purchase of certain assets, rights of manufacture and intellectual property from Goodman Ball, a maker of military equipment based in Menlo Park, California.  As part of this transaction, among other things, the Company agreed to assume responsibility to maintain certain Goodman Ball contracts with the U.S. Department of Defense that pertain to the acquired product lines, and it took possession of some of Goodman Ball’s existing inventory for these product lines on a consignment basis and agreed to pay Goodman Ball as the inventory is sold to customers. The product lines acquired do not compete with existing product lines of the Company.

The Company believes that, by adding two generators to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. The Company made one delivery for $184,000 of these generators during the second quarter of fiscal year 2014 (quarter ending December 31, 2013) and as of June 30, 2014 has another order for $133,000 of these generators in backlog. If the Company is able to capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts, except as described below in this paragraph) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on November 30, 2013, percentage-of-completion calculations have been based on individual “Delivery Orders” which were periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. During the fiscal year ended June 30, 2014, the Company had one development contract for which it recognized revenues on a milestone basis. As of June 30, 2014 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

The Company has a defined benefit pension plan covering substantially all of its employees. Financial Accounting Standards Board (FASB) Accounting Standards Codification 715 (ASC 715), “Compensation – Retirement Benefits” provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plans.

With regard to the Company’s pension plan, the Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 4.00% as of June 30, 2014, which is lower than the assumed discount rate of 4.50% as of June 30, 2013. The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.  The assumed long-term rate of return of 5.25% on assets is applied to the market-related value of plan assets at the end of the previous year.  This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods.  Since the value of the Company’s pension assets at fiscal year-end 2014 was less than the accumulated pension benefit obligation, the Company recorded $250,656 as a non-cash adjustment to other comprehensive income/(loss) in stockholders’ equity and increased its long-term pension liability by $250,656.  In fiscal year 2013, the Company recorded $298,719 as a non-cash adjustment to other comprehensive loss in stockholders’ equity and decreased its long-term pension liability by $298,719.  These changes to other comprehensive loss did not affect net income and are recorded net of deferred taxes.  See Note 7 of the Notes to Financial Statements for additional pension disclosures.

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

The Company reviews the carrying costs of its inventories and assesses whether the carrying costs of inventory items are likely to be recoverable. At the end of fiscal year 2014 the Company determined that an adjustment of $10,947 was required to reduce inventory balances to net realizable value.

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

Index to Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Dewey Electronics Corporation
Oakland, New Jersey

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the “Company”) as of June 30, 2014 and 2013, and the related statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2014.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP
September 26, 2014
Iselin, New Jersey

The Dewey Electronics Corporation

Balance Sheets

	June 30
ASSETS:	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$480,107	$321,020
Accounts receivable	1,259,294	795,850
Inventories	1,960,564	1,221,944
Contract costs and related estimated profits in excess of billings	--	699,343
Prepaid expenses and other current assets	57,194	86,664

TOTAL CURRENT ASSETS	3,757,159	3,124,821

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,301,053	3,272,541
Furniture and fixtures	268,700	263,030
	6,168,933	6,134,751
Less accumulated depreciation	(5,312,129)	(5,255,646)
	856,804	879,105

DEFERRED COSTS	65,095	65,095
TOTAL OTHER ASSETS	65,095	65,095

TOTAL ASSETS	$4,679,058	$4,069,021

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Notes payable – current portion	$500,000	$14,822
Trade accounts payable	370,213	76,508
Accrued expenses and other liabilities	377,944	409,883
Accrued compensation and benefits payable	120,685	191,280
Accrued pension costs	188,018	154,960

TOTAL CURRENT LIABILITIES	1,556,860	847,453

LONG-TERM PORTION OF NOTE PAYABLE	--	2,470

LONG-TERM PENSION LIABILITY	965,642	714,986

TOTAL LIABILITIES	2,522,502	1,564,909

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding
at June 30, 2014 and 2013	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	550,688	647,588
Accumulated other comprehensive loss	(806,880)	(556,224)
	2,643,584	2,991,140
Less: Treasury stock, 331,366 shares at June 30, 2014 and 2013, at cost	(487,028)	(487,028)
TOTAL STOCKHOLDERS' EQUITY	2,156,556	2,504,112
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,679,058	$4,069,021

See notes to the financial statements

The Dewey Electronics Corporation
Statements of Operations

	Years Ended June 30,
	2014	2013

Revenues	$6,516,392	$8,256,636

Cost of revenues	4,823,077	6,570,923

Gross profit	1,693,315	1,685,713

Selling, general and administrative expenses	1,756,244	1,565,031

Operating (loss)/income	(62,929)	120,682

Interest expense	(26,799)	(8,500)

Other expense – net	(7,172)	(12,140)

(Loss)/income before provision for income taxes	(96,900)	100,042

Provision for income taxes	--	--

NET(LOSS)/INCOME	$(96,900)	$100,042

NET(LOSS)/INCOME) PER COMMON SHARE – BASIC	$(0.07)	$0.07
NET(LOSS)/INCOME PER COMMON SHARE – DILUTED	$(0.07)	$0.07

Weighted average shares outstanding
Basic	1,362,031	1,362,031
Diluted	1,362,031	1,362,031

Statements of Comprehensive (Loss)/Income

	YEARS ENDED JUNE 30,
	2014	2013

Net (loss)/income	$(96,900)	$100,042
Amortization of actuarial gains and losses	(250,656)	298,719

Comprehensive (loss)/income	$(347,556)	$398,761

See accompanying notes to financial statements

The Dewey Electronics Corporation

Statements of Stockholders’ Equity
Years ended June 30, 2014 and 2013

					Accumulated
			Additional		Other	Treasury stock		Total
	Common	Stock	Paid-in	Retained	Comprehensive	at Cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance, June 30, 2012	1,693,397	$16,934	$2,880,571	$547,546	$(854,943)	331,366	$(487,028)	$2,103,080
Net income	--	--	--	100,042	--	--	--	100,042
Minimum pension liability adjustment	--	--	--	--	298,719	--	--	298,719

Stock-based compensation	--	--	2,271	--	--	--	--	2,271
Balance, June 30, 2013	1,693,397	$16,934	$2,882,842	$647,588	$(556,224)	331,366	$(487,028)	$2,504,112
Net loss	--	--	--	(96,900)	--	--	--	(96,900)
Minimum pension liability adjustment	--	--	--	--	(250,656)	--	--	(250,656)

Balance, June 30, 2014	1,693,397	$16,934	$2,882,842	$550,688	$(806,880)	331,366	$(487,028)	$2,156,556

See notes to financial statements

The Dewey Electronics Corporation
Statements of Cash Flows

	Years ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(96,900)	$100,042
Adjustments to reconcile net(loss)/income to net
Cash (used in)/provided by operating activities:
Depreciation	56,483	63,941
Stock-based compensation expense	--	2,271
Provision for inventory reserve	10,947	20,940
(Increase)/Decrease in accounts receivable	(463,444)	448,612
Increase in inventories	(749,567)	(461,848)
Decrease in contract costs and related
estimated profits in excess of billings	699,343	227,735
Decrease/(Increase) in prepaid expenses and other current assets	29,470	(17,162)
Increase/(Decrease)in accounts payable	293,705	(331,486)
(Decrease)/Increase in accrued expenses and other Liabilities	(102,534)	164,097
Increase in accrued pension costs	33,058	89,168

Total adjustments	(192,539)	206,268

Net cash (used in)/provided by operating activities	(289,439)	306,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(34,182)	(23,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	1,000,000	--
Repayment of short-term borrowings	(500,000)	(275,000)
Repayment of long-term debt	(17,292)	(14,822)

Net cash provided by/(used in)by financing activities	482,708	(289,822)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	159,087	(7,293)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	321,020	328,313

CASH AND CASH EQUIVALENTS AT END OF YEAR	$480,107	$321,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$26,799	$8,500

See notes to the financial statements

The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2014 and 2013

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

A.  Revenue Recognition

Revenues and earnings for orders for replacement parts and other short term business, including generators not ordered under the 2kW contract described below, are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. For the Company’s indefinite delivery, indefinite quantity contract to provide 2kW generator sets to the military, which expired on November 30, 2013, percentage-of-completion calculations have been based on individual “Delivery Orders” which were periodically received for specified quantities. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis.  For research and development contracts total costs incurred are compared to total expected costs for each contract.

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

B.  Concentration Risks

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable.  The Company maintains accounts with financial institutions which exceed the current federally insured maximum of $250,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions.  The Company’s accounts receivable are principally with Department of Defense Contractors and agencies of the United States Department of Defense. One Department of Defense Contractor accounted for 83.7% of the Company’s accounts receivable as of June 30, 2014. As of June 30, 2013 various agencies of the Department of Defense accounted for 24.5% of the Company’s outstanding accounts receivable and two Department of Defense sub-contractors accounted for 48.9% and 16.9% of the Company’s accounts receivable respectively.

Product Concentration Risk

The Company derives more than 70% of its revenues from the sale of 2kw portable electrical generator sets to Department of Defense Contractors and various branches of the United States military. The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of November 2013 and deliveries of orders received under this contract have been completed. The Company had engaged in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity/indefinite delivery contract to produce 2kW generators, however on May 1, 2014 the Company was notified that the U.S. Army no longer intended to award this contract.

The Company anticipates that the Government will continue to require the Company’s 2kW generators, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other sales channels.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its generator products.  During fiscal year 2014, two of these suppliers accounted for 25.0% and 16.5% of material purchases, respectively. In fiscal 2013 two of these suppliers accounted for 34.2% and 17.1% of material purchases. No other supplier accounted for more than 10% of material purchases in fiscal years 2014 or 2013.

Customer Concentration Risks

The Company derives most of its revenues from sales of portable electric generators to other Department of Defense contractors and through contracts with various agencies of the Department of Defense including research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company. In fiscal year 2014 one Department of Defense contractor accounted for approximately 63.7% of Company revenues and the various agencies of the Department of Defense accounted for approximately another 11.0% of Company revenues. In fiscal year 2013 the Department of Defense accounted for 73.2% of revenues.  No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2014 or 2013.

C.  Liquidity

For fiscal year ending June 30, 2014, the Company had a net loss of approximately $97,000 and net cash outflows from operations of approximately $290,000, principally due to an increase in inventory to support existing orders. The Company believes that the Company’s current cash and its line of credit (described below), which currently expires November 30, 2014, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

The Company’s 10 year, sole source, indefinite delivery/indefinite quantity contract with the U.S. Army to produce 2kW generator sets expired on November 30, 2013. The Company engaged in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity/ indefinite delivery contract to produce 2kW generators, however, on May 1, 2014 the Company was notified that the U.S. Army no longer intended to award this contract. The Company anticipates that the Government will continue to require the Company’s 2kW generators, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other sales channels.

The Company has a line of credit (the “Line of Credit”) with TD Bank, NA (“the Bank”). On November 8, 2013 the Company and the Bank entered into a modification of the Line of Credit, effective November 15, 2013, to temporarily increase the maximum borrowing amount under the Line of Credit from $500,000 to $1,000,000 for the six month period November 15, 2013 to May 15, 2014 (after which it returned to $500,000). At the same time the Company and the Bank entered into a further modification of the Line of Credit, effective November 30, 2013, to extend the Line of Credit for one year until November 30, 2014. The Company repaid the $500,000 borrowed under the temporary increase of the maximum borrowing amount prior to May 15, 2014. Additionally, as required under the Company’s 2009 loan agreement with the Bank, the Company must maintain a zero balance for 30 consecutive days prior to November 14, 2014. The Company has not yet met, but anticipates meeting, this requirement. For fiscal 2014, the Company violated a financial ratio covenant. The Company has received a waiver of this technical default from the Bank. The entire loan balance was subsequently repaid in September 2014.

As of the date of this Annual Report the Company is in discussions with the Bank to renew the Line of Credit for one year until November 30, 2015. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

Reference is made to Note 9 “Credit Facility” under Notes to the Financial Statements of this Annual Report for additional information regarding this line of credit.

D.  Cash and Cash Equivalents

The Company considers investments in all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

E.  Accounts Receivable

The Company regularly reviews its trade receivables for probability of collection.  An assessment of the probability of collection of delinquent accounts is made and an allowance is recorded when collection becomes uncertain. There was no allowance for doubtful accounts as of June 30, 2014 or June 30, 2013.

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

I. Development Costs

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2014 and 2013, the Company expensed $19,536 and $79,564 respectively, of research and development costs.  Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

J.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.  If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment.  If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the year ended June 30, 2014 or in the year ended June 30, 2013.

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

N.  Stock Based Compensation

The Company computes the value of stock options granted under its Stock Option Plans using the Cox-Roth-Rubenstein Binomial Tree Method. The value of the options are then amortized over the vesting period of the options using the straight-line method. No stock options were granted in fiscal 2013 or fiscal 2014.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016.

On August 27, 2014, the FASB issued an Accounting Standards Update (ASU) 2014-15 which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other Accounting Standards Updates not effective until after June 30, 2014 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	June 30,
	2014	2013

Finished goods	$292,380	$24,592
Work in progress	577,681	310,836
Raw materials	1,090,503	886,516
	$1,960,564	$1,221,944

4.  Contract Costs and Estimated Profits in Excess of Billings

	June 30,
	2014	2013
Costs incurred on contracts in progress	$--	$3,463,691
Estimated contract profit	--	559,052
	--	4,022,743
Less: billings to date	--	3,323,400
Contract costs and related estimated profits in excess
of billings	$--	$699,343

5.  Stock Option Plan

On September 22, 2011, the Board of Directors of the Company adopted the Company’s 2011 Stock Option Plan (the 2011 Plan), which was approved by the shareholders of the Company on December 8, 2011. Under this plan options to purchase a maximum of 133,000 shares of common stock may be granted to any employee of the Company, including officers. Such options may be either incentive stock options or non-qualified options and must be granted with an exercise price no less than the fair market value of the stock on the date of the grant. No stock options have been granted under this plan.

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 (the 1998 Plan) which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant.  Outstanding options generally are exercisable for ten years from the date of grant, except for three grants totaling 12,700 options which are exercisable for a 5-year term.  Outstanding options have expiration dates ranging from March 30, 2015 to September 21, 2021. No additional options may be granted under this plan.

There were no stock options granted in fiscal 2014 or in fiscal 2013. For fiscal year 2014 the Company recorded no stock option compensation expense. For fiscal year 2013, the Company recorded stock option compensation expense of $2,271.

The changes in the number of shares under option are as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2012	62,500		$2.50

Granted during 2013	--

Expired	(16,000)		3.93

Balance at June 30, 2013	46,500		2.00

Granted during 2014	--

Expired	(9,300)		1.94

Balance at June 30, 2014	37,200		2.02
		$
Exercisable at June 30, 2014	37,200		$2.02

At the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors (the “Directors Plan”).  The number of shares issuable upon exercise of options which may be granted under this plan shall not exceed 50,000 shares of common stock.  No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2014:

Outstanding and Exercisable

		Weighted Average	Weighted Average
Exercise Price	Options	Exercise Price	Remaining Life-Years

$1.60	3,100	$1.60	4.5
2.47	4,000	2.47	0.8
2.24	9,000	2.24	5.8
2.20	4,000	2.20	1.5
2.00	9,000	2.00	6.5
1.71	4,700	1.71	2.3
1.55	3,400	1.55	7.3
	37,200	$2.02	4.6

As of June 30, 2014, stock options outstanding and exercisable had an intrinsic value of $8,415.

6.  Taxes on Income

Deferred tax assets and liabilities as of June 30, 2014 and 2013 consisted of the following:

Deferred Tax assets/(liabilities):	2014	2013
Current
Vacation accrual	$42,687	$50,578
Deferred Compensation	1,959	4,422
Inventory reserve	26,482	22,081
Allowance for doubtful accounts	--	--
Prepaids	(11,005)	(9,180)
	60,123	67,901
Less valuation allowance	(60,123)	(67,901)
Total current deferred tax asset	--	--
Non-current
Pension	463,771	349,718
Depreciation	(27,826)	20,502
Net operating loss	623,833	773,535
	1,059,778	1,143,755
Less valuation allowance	(1,059,778)	(1,143,755)
Total non-current deferred tax assets	--	--
Total deferred tax assets	$--	$--

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. In fiscal 2014, the Company recorded a valuation allowance against its deferred tax assets as it believes that it is more likely than not that it will not realize the tax attributes.

As of June 30, 2014, the Company has approximately $1,705,000 and $710,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2017 through 2031.

Income tax (benefit)/expense consists of the following:

	Year Ended June 30,
	2014	2013
Federal
Current	$--	$--
Deferred	109,050	36,687
State:
Current	--	--
Deferred	83,704	6,741
	192,754	43,428

Change in valuation allowance	(192,754)	(43,428)
Income tax expense	$--	$--

The reconciliation of the Federal statutory rate with the Company’s effective tax rate is summarized as follows:

	Years ended June 30,
	2014	2013
Federal statutory rate	34.00%	34.00%
State tax net of federal benefit	5.77	6.31
Expiration of NOL	(71.30)	--
Change to carrying value of deferred tax assets	(167.39)	3.10
Change in valuation allowance	198.92	(43.41)
Effective rate	0.00%	0.00%

The Company adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold, and a measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the years ended June 30, 2014 or 2013.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2014 and 2013.

The Company files corporate tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions.  The Company is subject to tax examination for fiscal tax years of 2010 through 2014.

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

The Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 4.00% as of June 30, 2014, which is lower than the assumed discount rate of 4.50% as of June 30, 2013.  The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan’s enrolled actuary.  The Company made cash contributions to the Plan of approximately $133,000 and $124,000 in fiscal years 2014 and 2013 respectively. The estimated fiscal year 2015 minimum contributions to the Plan are approximately $192,000.

The following tables provide information about changes in the benefit obligation and Plan assets and the funded status of the Company’s pension plan.

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$2,552,889	$2,617,579
Service cost	60,462	67,443
Interest cost	112,804	96,512
Actuarial (gain)/loss	310,003	(185,734)
Benefits paid plus administrative expenses	(45,653)	(42,911)
Benefit obligation at end of year	$2,990,505	$2,552,889

Change in plan assets:
Fair value of plan assets at beginning of Year	$1,682,943	$1,538,081
Actual return on plan assets	66,317	63,811
Employer contributions	133,239	123,962
Benefits paid plus administrative expenses	(45,653)	(42,911)
Fair value of plan assets at end of year	$1,836,846	$1,682,943
Funded status	(1,153,660)	(869,946)
Unrecognized net loss	965,642	714,986
Accrued pension expense	$(188,018)	$(154,960)

Measurement Date	July 1, 2014	July 1, 2013

Weighted Average Assumptions
Discount rate	4.00%	4.50%
Expected long-term rate of return on assets	5.25%	5.25%
Rate of increase in future compensation levels	3.00%	3.00%

Set forth below is a summary of the amounts reflected in the Company’s Balance Sheet at the end of the last two fiscal years:

	June 30, 2014	June 30, 2013
Total accrued pension liability	$(1,153,660)	$(869,946)
Accumulated other comprehensive loss, pre-tax	965,642	714,986
Net amount recognized	$(188,018)	$(154,960)

The accumulated benefit obligation for the Plan was $2,990,505 and $2,552,889 at June 30, 2014, and 2013, respectively.

Other changes in Plan assets and benefit obligations recognized in the Other Comprehensive Loss for each fiscal year are as follows:

	June 30, 2014	June 30, 2013
Change in net loss /(gain)	$334,086	$(167,490)
Amortization of net loss	(83,430)	(131,230)
	$250,656	$(298,720)

Accumulated Other Comprehensive Loss consisted of the following amounts that had not, as of year end, been recognized in net benefit cost.

	June 30, 2014	June 30, 2013

Unrecognized net loss	$965,642	$714,986

Amounts included in Accumulated Other Comprehensive Loss as of June 30, 2014 that are expected to be recognized as a component of benefit cost during fiscal 2015 consist of amortization of net loss of $83,430.

Components of periodic pension costs as of June 30, 2014 and 2013 are as follows:

	2014	2013
Service cost-benefits earned during the period	$60,462	$67,443
Interest cost on projected benefit obligation	112,804	96,512
Expected return on plan assets	(90,400)	(82,055)
Amortization of actuarial loss	83,430	131,230

Net periodic pension cost	$166,296	$213,130

Weighted Average Assumptions for Net Periodic Pension Expense

	2014	2013
Discount rate	4.00%	4.50%
Expected long-term rate of return on assets	5.25%	5.25%
Rate of increase in future compensation levels	3.00%	3.00%

Retirement Plan for Employees of Dewey Electronics Corporation’s weighted average asset allocations at June 30, 2014, and 2013, by asset category are as follows:

	2014	2013
Asset Category
Fixed Funds with Guaranteed Interest Rates	100%	100%
Total	100%	100%

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

The following table sets forth a summary of changes of fair value of the Retirement Plan’s Level 3 assets for the fiscal year ended June 30, 2014.

Balance, June 30, 2013	$1,682,943
Actual return on plan assets:
On assets still held at the reporting date	64,405
On assets sold during the period	1,912
Purchases and sales	87,586
Transfers in and/or out of Level 3	--
Balance June 30, 2014	$1,836,846

The expected future benefit payments for the years ended June 30, are as follows:

2015	$109,000
2016	$118,000
2017	$131,000
2018	$152,000
2019	$159,000
Five years thereafter	$875,000

8.  Earnings Per Share

Net (loss)/income per share has been presented pursuant to ASC Topic 260, “Earnings per Share”. Basic net (loss)/income per share is computed by dividing reported net (loss)/income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted net (loss)/income per share is computed by dividing reported net (loss)/income available to common shareholders by the weighted average number of shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net (loss)/income per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such shares are 37,200 and 46,500, respectively, for the years ended June 30, 2014 and 2013.

	Year Ended June 30, 2014
	Income	Shares	Per Share Amount
Basic net loss per common share	$(96,900)	1,362,031	$(.07)
Effect of dilutive securities	--	--	--
Diluted net loss per common share	$(96,900)	1,362,031	$(.07)

	Year Ended June 30, 2013
	Income	Shares	Per Share Amount
Basic net income per common share	$100,042	1,362,031	$0.07
Effect of dilutive securities	--	--	--
Diluted net income per common share	$100,042	1,362,031	$0.07

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

On November 8, 2013, the Company and the Bank entered into a modification of the Line of Credit, effective November 15, 2013, to temporarily increase the maximum borrowing amount under the Line of Credit from $500,000 to $1,000,000 for the six month period November 15, 2013 to May 15, 2014 (after which it returned to $500,000). At the same time the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2013, to extend the Line of Credit to November 30, 2014. In each case, no other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 30, 2012) were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at June 30, 2014 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below) anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

During fiscal 2014 the Company borrowed $1,000,000 under the Line of Credit and as of June 30, 2014 the Company had outstanding debt of $500,000 against the Line of Credit. For fiscal 2014 the Company violated a financial ratio covenant. The Company has received a waiver of this technical default from the Bank. The Company subsequently repaid the loan amount and, as of September 25, 2014, the Company has no outstanding debt against the Line of Credit. Additionally, as required under the Company’s 2009 loan agreement with the Bank, the Company must maintain a zero balance for 30 consecutive days prior to November 14, 2014. The Company has not yet met, but anticipates meeting, this requirement.

As of the date of this Annual Report the Company is in discussions with the Bank to renew the Line of Credit for one year until November 30, 2015. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2014, the design and operation of the Company's disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014 based on those criteria issued by COSO in 1992.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

The Company’s Code of Ethics is available at our website at www.deweyelectronics.com

Item 11.   EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

Equity Compensation Plan Information as of June 30, 2014

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category

Equity compensation plans approved by security holders	37,200	$2.0188	183,000

Equity compensation plans not approved by security holders	--	--	--

Total	37,200	$2.0188	183,000

All of the outstanding options (column a) were granted under the Company’s 1998 Plan.

Securities available for future issuance (column c) consist of 133,000 options available for grant under the Company’s 2011 Plan and 50,000 options available for grant under the Company’s Directors Plan.

Item 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION

/s/ John H.D. Dewey	/s/ Stephen P. Krill Jr.
John H.D. Dewey	Stephen P. Krill Jr., Treasurer
President and Chief Executive Officer

DATE:                        September 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John H.D. Dewey	Director	September 26, 2014
John H.D. Dewey

/s/ James M. Link	Director	September 26, 2014
James M. Link

/s/ Nathaniel Roberts	Director	September 26, 2014
Nathaniel Roberts

/s/ Robert Meissner	Director	September 26, 2014
Robert Meissner

/s/ Ron Tassello	Director	September 26, 2014
Ron Tassello

THE DEWEY ELECTRONICS CORPORATION
INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Exhibit No.	Description

3 (a)	Certificate of Incorporation as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference

3 (b)	By Laws as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.

10 (a)	2011 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2011 annual meeting of stockholders on December 8, 2011 and is herein incorporated by reference.

10 (b)
2001 Stock Option Plan for Non-Employee Directors.  This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

10 (c)
Amendment and Restatement of the 1998 Stock Option Plan.  This item was filed with the Registrant’s Definitive Proxy Statement for the 2001 annual meeting of stockholders on December 5, 2001 and is herein incorporated by reference.

10 (d)	Form of Grant Letter for the 1998 Stock Option Plan. This item was filed as part of the Registrant’s Form 10-K for the year ended June 30, 2010 and is herein incorporated by reference.

10 (e)
Amended and Restated Revolving Term Note made by The Dewey Electronics Corporation in favor of TD Bank N.A. dated November 08, 2013. This item was filed with the Registrant’s Form 10-Q for the period ended September 30, 2013 and is herein incorporated by reference.

10 (f)
Loan and Security Agreement between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009.  This item was filed with the Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein incorporated by reference.

10 (g)
Commercial Mortgage and Security Agreement and Assignment of Leases and Rents between The Dewey Electronics Corporation and TD Bank, NA dated November 08,2013. This item was filed with the Registrant’s Form 10-Q for the period ended September 30, 2013 and is herein incorporated by reference.

10 (h)
Modification Agreement dated as of November 08, 2013 between The Dewey Electronics Corporation and TD Bank, N.A. This item was filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2013 and is herein incorporated by reference

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