Form 10-Q
period 2014-09-30
DEWEY ELECTRONICS CORP
filed 2014-11-12
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at November 10, 2014.

THE DEWEY ELECTRONICS CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS
	SEPTEMBER 30,	JUNE 30,
	2014	2014
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$677,149	$480,107
Accounts receivable	244,602	1,259,294
Inventories	2,130,208	1,960,564
Prepaid expenses and other current assets	39,161	57,194

TOTAL CURRENT ASSETS	3,091,120	3,757,159

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,302,277	3,301,053
Furniture and fixtures	268,700	268,700
	6,170,157	6,168,933
Less accumulated depreciation	5,320,454	5,312,129
	849,703	856,804

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,005,918	$4,679,058

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable – current portion	$--	$500,000
Trade accounts payable	147,089	370,213
Accrued expenses and other liabilities	456,938	377,944
Accrued compensation and benefits payable	163,638	120,685
Accrued pension costs	153,425	188,018
TOTAL CURRENT LIABILITIES	921,090	1,556,860

LONG-TERM PENSION LIABILITY	934,434	965,642

TOTAL LIABILITIES	1,855,524	2,522,502

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000
shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at September 30, 2014 and June 30, 2014	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	513,318	550,688
Accumulated other comprehensive loss	(775,672)	(806,880)
	2,637,422	2,643,584
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,150,394	2,156,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,005,918	$4,679,058

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED SEPTEMBER 30,
	2014	2013

Revenues	$1,298,834	$484,716

Cost of revenues	945,345	397,313

Gross profit	353,489	87,403

Selling, general & administrative	385,765	414,967

Operating loss	(32,276)	(327,564)

Interest expense	(3,660)	(1,830)

Other expense – net	(1,434)	(3,737)

Loss before income taxes	(37,370)	(333,131)

Provision for income tax	--	--

NET LOSS	$(37,370)	$(333,131)

NET LOSS PER COMMON SHARE-BASIC	$(0.03)	$(0.24)
NET LOSS PER COMMON SHARE-DILUTED	$(0.03)	$(0.24)

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031
Diluted	1,362,031	1,362,031

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013

Other comprehensive loss

Net loss	$(37,370)	$(333,131)
Amortization of actuarial gains and losses	31,208	20,858

Comprehensive loss	$(6,162)	$(312,273)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,370)	$(333,131)
Adjustments to reconcile net loss to
Net cash provided by operating activities:
Depreciation	8,325	13,038
Provision for inventory reserve	15,001	(2,366)
Decrease in accounts receivable	1,014,692	508,451
Increase in inventories	(184,645)	(587,076)
Decrease in contract costs and related
estimated profits in excess of billings	--	635,543
Decrease in prepaid expenses and
other current assets	18,033	13,595
(Decrease)/Increase in trade accounts payable	(223,124)	13,736
Increase/(Decrease) in accrued expenses and other liabilities	121,947	(229,861)
Decrease in accrued pension costs	(34,593)	(1,502)
Total adjustments	735,636	363,558

NET CASH PROVIDED BY OPERATING ACTIVITIES	698,266	30,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(1,224)	(28,309)

NET CASH USED IN INVESTING ACTIVITIES	(1,224)	(28,309

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(repayment of) short term borrowings	(500,000)	500,000
Repayment of long term debt	--	(2,470)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(500,000)	497,530

NET INCREASE IN CASH AND CASH EQUIVALENTS	197,042	499,648

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	480,107	321,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$677,149	$820,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$5,431	$--

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting.  The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Form 10-K”).

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of September 30, 2014, and the results of operations and cash flows for the three-months then ended.  The results of operations and cash flows for the period ended September 30, 2014 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2015.

As of September 30, 2014, there have been no material changes to any of the significant accounting policies described in our 2014 Form 10-K.

Liquidity

During the three months ended September 30, 2014, the Company had a net loss of approximately $37,000 and net cash provided by operations of approximately $698,000, principally due to collections of accounts receivable. The Company believes that the Company’s current cash and its line of credit, which currently expires November 30, 2014, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

As of the date of this Quarterly Report the Company is in discussions with TD Bank, NA (the “Bank”), to renew its line of credit (the “Line of Credit”) for one year until November 30, 2015. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof.)

Revenue Recognition

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of September 30, 2014 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

2.  Accounting Standards Updates Not Yet Effective

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists. Under the new standard update, with certain exceptions, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward or a tax credit carry-forward. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2015. Adoption of this accounting standard update had no material impact on the Company’s financial position or results of operations.

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

In August 2014, the FASB issued an Accounting Standards Update (ASU) 2014-15 which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other Accounting Standards Updates not effective until after September 30, 2014 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	September 30, 2014	June 30, 2014

Finished Goods	$520,893	$292,380
Work In Progress	612,965	577,681
Raw Materials	996,350	1,090,503
Total	$2,130,208	$1,960,564

The increase in Finished Goods inventory is the result of building finished 2kW generator sets to be able to respond more quickly to customer requirements.

4.  Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,010,000 and $125,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2017.  In the three month period ended September 30, 2014 these federal and state net deferred tax assets increased by approximately $13,000 and $2,000, respectively, as a result of a net loss for the period.

5.  Loss Per Share

Net loss per share has been presented pursuant to ASC Topic 260, “Earnings per Share”. Basic net loss per share is computed by dividing reported net loss available to common shareholders by weighted average shares outstanding for the period.  Diluted net loss per share is computed by dividing reported net loss available to common shareholders by weighted average shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. For the three months ended September 30, 2014 and September 30, 2013, respectively, all outstanding stock options (37,200 shares on September 30, 2014 and 46,500 shares on September 30, 2013) were excluded from the computation of earnings per share due to their anti-dilutive effect.

	Three-months Ended September 30,
	2014			2013
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss per common share	$(37,370)	1,362,031	$(.03)	$(333,131)	1,362,031	$(.24)

Effect of dilutive securities	--	--	--	--	--	--
Diluted net loss per common share	$(37,370)	1,362,031	$(.03)	$(333,131)	1,362,031	$(.24)

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

There were no stock options granted in the first quarter of fiscal 2015 (quarter ended September 30, 2014) or in the first quarter of fiscal 2014 (quarter ended September 30, 2013). The Company recorded no stock option compensation expense for either of the three month periods ended September 30, 2014 or September 30, 2013.

For the full fiscal year ending June 30, 2015, the Company does not expect any stock option compensation expense based on stock options already granted and assuming no further option grants during the remainder of the fiscal year.  However, our assessment of the compensation expense will be affected by the number of stock options actually granted (if any) during the remainder of the year as well as the number of outstanding options that are forfeited.

Stock option transactions for the Company’s employee stock option plans for the quarter ended September 30, 2014 are as follows:

		Weighted
		Average
	Shares	Exercise Price
Beginning balance	37,200	$2.02
Granted	--	--
Exercised	--	--
Cancelled or expired	--	--
Ending balance	37,200	2.02
Options exercisable at end of period	37,200	2.02

7. Notes Payable

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

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at September 30, 2014 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below) anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of September 30, 2014 the Company had no outstanding borrowings against this Line of Credit.

As of the date of this Quarterly Report the Company is in discussions with the Bank to renew the Line of Credit for one year until November 30, 2015. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees.  The impact of the plan on operations are as follows:

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Service cost-benefits earned during the period	$15,519	$15,115
Interest cost on projected benefit obligation	29,411	28,201
Expected return on plan assets	(24,319)	(22,600)
Amortization of actuarial loss	31,208	20,858
Net periodic pension cost	$51,819	$41,574

THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company’s 2014 Form 10-K.  Certain statements in this report may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company’s operations, markets, products, services and prices and, specifically, the factors discussed below under “Financing Activities”, and “Company Strategy – General” and “Long-Term Strategy”, and in Item 1 (Description of Business) of the Company’s 2014 Form 10-K under the subheading “Operational Risks”.  Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company’s operating cycle is long-term and includes various types of products and varying delivery schedules.  Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results.  The following comparative analysis should be viewed in this context.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions affect the application of our accounting policies.  Actual results could differ from these estimates. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  The Company’s critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, inventory valuation, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company’s 2014 Form 10-K.

Business Environment

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs.  This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment, and have already adversely affected revenues in the quarter reported in this Quarterly Report. This uncertainty as well as the reduction in overall government spending may continue through this Government fiscal year, ending October 2015, and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

Results of Operations – Revenues

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of September 30, 2014 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Revenues for the first quarter of fiscal year 2015 (the three month period ended September 30, 2014) were $814,118 higher when compared to the first quarter of fiscal year 2014 (the three month period ended September 30, 2013). The increase in revenues was principally due to increased production of generator sets for delivery to other government contractors. The Company also recorded increased revenues from the sales of replacement parts and other short-term business and customer funded research and development.

For further discussion of management initiatives regarding revenues see “Company Strategy” below.

For the three months ended September 30, 2014 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 62% of revenues compared to approximately 23% for the first quarter of fiscal year 2014. Replacement parts and other short-term business provided approximately 36% of revenues for the first quarter of fiscal year 2015 and approximately 77% of revenues for the same period in fiscal year 2014. Customer funded research and development provided 2% of revenues in the first quarter of fiscal year 2015 compared to no revenue from customer funded research and development in the same period in fiscal year 2014.

The aggregate value of the Company’s backlog of sales orders was $4.0 million on September 30, 2014. The Company’s backlog of sales orders was $4.8 million on September 30, 2013.  It is estimated that a significant portion of the present backlog will be billed during the next 9 months and be recognized as fiscal year 2015 revenues with the balance being recognized in fiscal years 2016 through 2019.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $353,489 or 27% of revenues for the three months ended September 30, 2014 compared to a gross profit of $87,403 or 18% of revenues for the same period in 2013. The higher gross profit for the first quarter of fiscal year 2015 was the result of an increase in sales of generator sets as well as an increase in sales of replacement parts and other short-term business as noted above under “Revenues”.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for the first three months of fiscal year 2015 were $385,765 or 30% of revenues compared to $414,967 or 86% of revenues in the first three months of fiscal year 2014. The most significant changes in expense and the approximate amounts of the changes were decreases in marketing expense ($22,000), outside services ($16,000), consulting fees ($14,000), repairs and maintenance ($8,000) and legal and professional fees ($8,000), partly offset by an increase in general corporate expense of ($35,000).

Interest Expense

The Company had interest expense of $3,660 and $1,830 in the three month periods ended September 30, 2014 and September 30, 2013 respectively.

Other Expense – Net

Amounts reported as other  expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $1,434 for the three months ended September 30, 2014 was comprised primarily of franchise taxes and miscellaneous bank fees.

Other expense of $3,737 for the three months ended September 30, 2013 was comprised primarily of franchise taxes and miscellaneous bank fees, partly offset by interest income.

Loss Before Income Taxes

Loss before income taxes was $37,370 for the three months ended September 30, 2014. Loss before income taxes was $333,131 for the three months ended September 30, 2013.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,010,000 and $125,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2017.  In the three month period ended September 30, 2014 these federal and state net deferred tax assets increased by approximately $13,000 and $2,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of September 30, 2014, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, which expires on November 30, 2014, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Line of Credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

As of the date of this Quarterly Report the Company is in discussions with the Bank, to renew the Line of Credit for one year until November 30, 2015. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof.)

At September 30, 2014, the Company’s working capital was $2,170,030 compared to $2,200,299 at June 30, 2014.

The ratio of current assets to current liabilities was 3.36 to 1 at September 30, 2014 and 2.41 to 1 at June 30, 2014.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Three Months ended September 30,
	2014	2013
Net cash provided by(used in)
Operating activities	$698,266	$30,427
Investing activities	(1,224)	(28,209)
Financing activities	(500,000)	497,530

Operating Activities:

Adjustments to reconcile net income to net cash provided by operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in the three month period ended September 30, 2014 was comprised primarily of net loss before depreciation and amortization; decreases in accounts receivable and prepaid expenses; and an increase in accrued costs. These amounts were partly offset by an increase in inventories and decreases in accounts payable and accrued pension costs.

Net cash provided by operating activities in the three month period ended September 30, 2013 was comprised primarily of net loss before depreciation and amortization; decreases in accounts receivable, contract costs and estimated related profits in excess of applicable billings, and prepaid expenses; and an increase in accounts payable. These amounts were partly offset by an increase in inventories and decrease in accrued costs and accrued pension costs.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the three month periods ended September 30, 2014 and September 30, 2013, the Company expensed $3,071 and $3,798, respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first three months of fiscal 2015, net cash of $1,224 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of additional computers.

During the first three months of fiscal 2014, net cash of $28,309 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of additional production and test equipment.

Financing Activities:

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

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at September 30, 2014 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below) anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of September 30, 2014 the Company had no outstanding borrowings against this Line of Credit.

As of the date of this Quarterly Report the Company is in discussions with the Bank to renew the Line of Credit for one year until November 30, 2015. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

The Company did not use any other cash in financing activities during the three-month periods ended September 30, 2014. During the three month period ending September 30, 2013 the Company used $2,470 for payments under a financing arrangement for building improvements.

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

Accounting Standards Updates Not Yet Effective

Refer to Note 2. Accounting Standards Updates Not Yet Effective in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Company Strategy - General

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. This reduced level of business opportunities directly with the U.S. government, as well as with other Department of Defense contractors, has continued into the government’s fiscal year ending September 30, 2015, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year. Effects of this changed environment has resulted in a continued decrease in the Company’s revenues from sales of generator sets to the U.S. Government and other government contractors. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball Incorporated (“Goodman Ball”) as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at September 30, 2014.

The Company’s September 30, 2014 backlog of approximately $4.0 million dollars consisted of approximately $1.1 million of the Company’s traditional products and approximately $2.9 million for former Goodman Ball products, with deliveries scheduled between October 2014 and July 2018. Most of these orders for former Goodman Ball products are foreign military sales with U.S. customers.

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

The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of November 2013 and deliveries of orders received under this contract have been completed. The Company engaged in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity/indefinite delivery contract to produce 2kW generators, however on May 1, 2014, the Company was notified that the U.S. Army no longer intended to award this contract. The Company anticipates that the Government will continue to require the Company’s 2kW generators, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other websites and sales channels.

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

The Company believes that, by adding two generators to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. The Company made one sale for $184,000 of these generators during the second quarter of fiscal year 2014 (quarter ending December 31, 2013) and as of September 30, 2014 has  orders for an additional $1,344,000 of these generators in backlog. If the Company is able to capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

The Company continues to act on the second strategic objective, working to expand into related power markets. Using our expertise in Direct Current power generation we have expanded our capabilities to include entire power systems integrating our traditional diesel power generation with renewable power sources, energy storage, power distribution and power management. The solutions remain man-portable or of similar scale, and management believes that our best opportunities involve austere locations or unattended operation. For example we are providing power for another company’s trailer mounted military remote monitoring systems. This type of integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind. These accomplishments build on the Company’s previous accomplishments with vehicle mounted auxiliary power units, while also working with a growing group of partner companies. Management believes these activities can lead to expanded business with new types of military power requirements while also increasing our technical capabilities. In furtherance of the third strategic objective, expanding into related military product categories, during the quarter ended September 30, 2014, the Company utilized its experience in military-grade portable power systems under a customer funded research and development sub-contract to design and prototype electronic controls and power conversion components for a 30 kW diesel generator.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of September 30, 2014, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  6.    Exhibits

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2014	THE DEWEY ELECTRONICS CORPORATION

	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: November 12, 2014
	By:	/s/ Stephen P. Krill
Stephen P. Krill
Treasurer

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are included with this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002