Form 10-Q
period 2014-12-31
DEWEY ELECTRONICS CORP
filed 2015-02-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from__________to____________

                    _______Commission File No. 0-2892

THE DEWEY ELECTRONICS CORPORATION

A New York Corporation	No. 13-1803974
No. 13-1803974

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700

Indicate by check mark whether the registrant has(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                Accelerated filer   ☐

Non-accelerated filer   ☐                                                                                                 Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             YES  ☐ NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at February 11, 2015.

THE DEWEY ELECTRONICS CORPORATION

INDEX

		Page No.

Part I	Financial Information	3

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheets -	3
	December 31, 2014 (unaudited) and June 30, 2014

	Condensed Statements of Operations -	4
	Three and Six-months Ended December 31, 2014
	and 2013 (unaudited)

	Condensed Statements of Comprehensive Loss	5
	Three and Six-months Ended December 31, 2014
	and 2013 (unaudited)

	Condensed Statements of Cash Flows for	6
	the Six-months Ended December 31, 2014
	and 2013 (unaudited)

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of	14
	Financial Condition and Results of
	Operations

Item 4.	Controls and Procedures	23

Part II	Other Information	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS
	DECEMBER 31,	JUNE 30,
	2014	2014
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$170,586	$480,107
Accounts receivable	298,723	1,259,294
Inventories	2,685,694	1,960,564
Prepaid expenses and other current assets	56,171	57,194

TOTAL CURRENT ASSETS	3,211,174	3,757,159

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,332,802	3,301,053
Furniture and fixtures	268,700	268,700
	6,200,682	6,168,933
Less: accumulated depreciation	5,328,779	5,312,129
	871,903	856,804

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,148,172	$4,679,058

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable	$--	$500,000
Trade accounts payable	216,324	370,213
Accrued expenses and other liabilities	699,975	377,944
Accrued compensation and benefits payable	146,067	120,685
Accrued pension costs	171,453	188,018
TOTAL CURRENT LIABILITIES	1,233,819	1,556,860

LONG-TERM PENSION LIABILITY	903,226	965,642

TOTAL LIABILITIES	2,137,045	2,522,502

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at December 31, 2014 and June 30, 2014	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	342,843	550,688
Accumulated other comprehensive loss	(744,464)	(806,880)
	2,498,155	2,643,584
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,011,127	2,156,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,148,172	$4,679,058

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED DECEMBER 31,		SIX-MONTHS ENDED DECEMBER 31,
	2014	2013	2014	2013

Revenues	$1,253,727	$875,808	$2,552,561	$1,360,524

Cost of revenues	858,369	561,421	1,803,714	958,734

Gross profit	395,358	314,387	748,847	401,790

Selling, general and administrative	566,326	435,476	952,091	850,443

Operating loss	(170,968)	(121,089)	(203,244)	(448,653)

Interest expense	(236)	(5,430)	(3,896)	(7,260)

Other income/(expense)– net	729	(6,263)	(705)	(10,000)

Loss before income taxes	(170,475)	(132,782)	(207,845)	(465,913)

Provision for income tax	--	--	--	--

Net loss	$(170,475)	$(132,782)	$(207,845)	$(465,913)

Net loss per common share-Basic	$(0.13)	$(0.10)	$(0.15)	$(0.34)
Net loss per common share- Diluted	$(0.13)	$(0.10)	$(0.15)	$(0.34)

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,362,031	1,362,031	1,362,031	1,362,031

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2014	2013	2014	2013
Other comprehensive loss – net of tax

Net loss	$(170,475)	$(132,782)	$(207,845)	$(465,913)
Amortization of actuarial gains and losses	31,208	20,858	62,416	41,716

Comprehensive loss	$(139,267)	$(111,924)	$(145,429)	$(424,197)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)	SIX-MONTHS ENDED
	DECEMBER 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,845)	$(465,913)
Adjustments to reconcile net loss
Net cash provided by/(used in) operating activities:
Depreciation	16,650	26,077
Provision for inventory reserve	21,886	1,922
Decrease in accounts receivable	960,571	425,512
Increase in inventories	(747,016)	(1,457,729)
Decrease in contract costs and related
estimated profits in excess of billings	--	699,343
Decrease in prepaid expenses and
other current assets	1,023	26,304
(Decrease)/Increase in trade accounts payable	(153,889)	113,269
Increase/(Decrease)in accrued expenses and other liabilities	347,413	(162,579)
(Decrease)/Increase in accrued pension costs	(16,565)	13,391
Total adjustments	430,073	(314,490)

NET CASH PROVIDED/(USED IN) BY OPERATING ACTIVITIES	222,228	(780,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(31,749)	(35,945)

NET CASH USED IN INVESTING ACTIVITIES	(31,749)	(35,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	--	750,000
Repayment of short-term borrowings	(500,000)	(3,731)
Repayment of long-term debt	--	(2,470)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(500,000)	743,799

NET DECREASE IN CASH AND CASH EQUIVALENTS	(309,521)	(72,549)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	480,107	321,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,586	$248,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$3,896	$5,431

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of December 31, 2014, and the results of operations for the three months and six months then ended and cash flows for the six months then ended.  The results of operations and cash flows for the period ended December 31, 2014 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2015.

As of December 31, 2014 there have been no material changes to any of the significant accounting policies described in our 2014 Form 10-K.

Liquidity

During the six months ended December 31, 2014, the Company had a net loss of approximately $208,000 and net cash provided by operations of approximately $222,000, principally due to collections of accounts receivable. The Company believes that the Company’s current cash and its line of credit, which currently expires November 30, 2015, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Revenue Recognition

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of December 31, 2014 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Other Accounting Standards Updates not effective until after December 31, 2014 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:
	December 31, 2014	June 30, 2014

Finished Goods	$430,134	$292,380
Work In Progress	1,081,816	577,681
Raw Materials	1,173,744	1,090,503
Total	$2,685,694	$1,960,564

The increase in Finished Goods inventory is the result of building finished 2kW generator sets to be able to respond more quickly to customer requirements. The increase in Work In Progress is the result construction of custom generators and several new projects with deliveries scheduled in the third fiscal quarter ending March 31, 2015.

4.  Taxes on Income

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of December 31, 2014 the Company had approximately $1,068,000 and $135,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017.  In the six month period ended December 31, 2014 these federal and state net deferred tax assets increased by approximately $71,000 and $12,000, respectively, as a result of a net loss for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. For the three months ended December 31, 2014, outstanding stock options for 37,200 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the three months ended December 31, 2013, options for 45,700 shares were excluded as a result of their anti-dilutive effect on the net loss per share for the period.

For the six months ended December 31, 2014, outstanding stock options for 37,200 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the six months ended December 31, 2013, options for 45,700 shares were excluded due to the exercise price of the options exceeding the average share price for the period.

	Three-months Ended December 31,
	2014			2013
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(170,475)	1,362,031	$(.13)	$(132,782)	1,362,031	$(.10)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(170,475)	1,362,031	$(.13)	$(132,782)	1,362,031	$(.10)

	Six-months Ended December 31,
	2014			2013
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(207,845)	1,362,031	$(.15)	$(465,913)	1,362,031	$(.34)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(207,845)	1,362,031	$(.15)	$(465,913)	1,362,031	$(.34)

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

There were no stock options granted in the first six months of fiscal 2015 (period ended December 31, 2014) or in the first six months of fiscal 2014 (period ended December 31, 2013). The Company recorded no stock option compensation expense for either of the six month periods ended December 31, 2014 or December 31, 2013.

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

Stock option transactions for the Company’s employee stock option plans for the three months and six months ended December 31, 2014 are as follows:

December 31, 2014
	Three Months		Six Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	37,200	$2.02	37,200	$2.02
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled or expired	--	--	--	--
Ending balance	37,200	$2.02	37,200	$2.02
Options exercisable at end of period	37,200	$2.02	37,200	$2.02

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

On November 8, 2013, the Company and the Bank entered into a modification of the Line of Credit, effective as of November 15, 2013, to temporarily increase the maximum borrowing amount under the Line of Credit from $500,000 to $1,000,000 for the six month period November 15, 2013 to May 15, 2014 (after which it returned to $500,000). At the same time the Company and the Bank entered into a further modification of the Line of Credit, effective as of November 30, 2013, to extend the Line of Credit to November 30, 2014. In each case, no other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 30, 2012) were changed.

On November 30, 2014 the Bank notified the Company that it had extended the term of the Line of Credit from November 30, 2014 to November 30, 2015. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 8, 2013) were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at December 31, 2014 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of December 31, 2014 the Company had no outstanding borrowings against this Line of Credit.

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all of its employees.  The impact of the plan on operations is as follows:

	THREE-MONTHS ENDED
	DECEMBER 31,
	2014	2013
Service cost-benefits earned during the period	$15,519	$15,115
Interest cost on projected benefit obligation	29,411	28,201
Expected return on plan assets	(24,319)	(22,600)
Amortization of actuarial loss	31,208	20,858

Net periodic pension cost	$51,819	$41,574

	SIX-MONTHS ENDED
	DECEMBER 31,
	2014	2013
Service cost-benefits earned during the period	$31,038	$30,230
Interest cost on projected benefit obligation	58,822	56,402
Expected return on plan assets	(48,638)	(45,200)
Amortization of actuarial loss	62,416	41,716

Net periodic pension cost	$103,638	$83,148

THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Environment

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs.  This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment, and have already adversely affected revenues in the quarter reported in this Quarterly Report. This uncertainty as well as the reduction in overall government spending may continue through this Government fiscal year, ending September 30, 2015 and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

Results of Operations – Revenues

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of December 31, 2014 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Revenues for the three month period ended December 31, 2014 were $377,919 higher when compared to the three month period ended December 31, 2013.  Revenues were higher principally due to an increase in sales of replacement parts and other short-term business partly offset by a decrease in sales of generator sets. The Company recorded no revenues from customer sponsored research and development in either of the three month periods ended December 31, 2014 and December 31, 2013 respectively.

For the three months ended December 31, 2014 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 24% of revenues compared to approximately 40% for the three months ended December 31, 2013.  Replacement parts and other short-term business provided approximately 76% of revenues for the three months ended December 31, 2014 and approximately 60% of revenues in the same period in 2013. The Company had no revenues from customer sponsored research and development in either of the three months ended December 31, 2014 or December 31, 2013.

Revenues for the six month period ended December 31, 2014 were $1,192,037 higher when compared to the six month period ended December 31, 2013. The higher revenues were attributable principally to an increase in the production of generator sets for branches of the U.S. Department of Defense, as well as for delivery to other defense contractors. The Company also recorded an increase in sales of replacement parts and other short-term business. These were partly offset by a decrease in customer sponsored research and development.

For the six months ended December 31, 2014, production efforts to provide the Armed Forces with diesel operated generator sets provided approximately 46% of revenues compared to approximately 34% for the six months ended December 31, 2013. Replacement parts and other short-term business provided approximately 53% of revenues for the six months ended December 31, 2014 and approximately 66% of revenues in the same period in 2013. Customer sponsored research and development accounted for 1% of revenues in the six months ended December 21, 2014 and provided no revenue in the six months ended December 31, 2013.

For further discussion of management initiatives regarding revenues see “Company Strategy” below.

The aggregate value of the Company’s backlog of sales orders on December 31, 2014 was approximately $4.8 million. It is estimated that a significant portion of the present backlog will be billed during the next 6 months and be recognized as fiscal year 2015 revenues with the balance being recognized in fiscal years 2016 through 2019.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $395,358 or 32% of revenues for the three month period ended December 31, 2014 compared to a gross profit of $314,387 or 36% of revenues for the same three month period in 2013. The higher gross profit for the three months ended December 31, 2014 was the result of higher sales and production volume, primarily of 2kW generator sets, partly offset by a less favorable product mix.

For the six month period ended December 31, 2014 the Company’s gross profit was $748,847 or 29% of revenues compared to a gross profit of $401,790 or 30% of revenues for the six month period ended December 31, 2013. The higher gross profit for the six months ended December 31, 2014 was the result of higher sales and production volume, primarily of 2kW generator sets, partly offset by a less favorable product mix.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended December 31, 2014 were $566,326 or 45% of revenues compared to $435,476 or 50% of revenues for the three month period ended December 31, 2013. The most significant changes in expense and the approximate amount of the changes were increases in compensation expense ($58,000), consulting expense ($45,000), and general corporate expense ($34,000) partly offset by a decrease in marketing expense ($12,000).

Selling, General and Administrative expenses for the six months ended December 31, 2014 were $952,091 or 37% of revenues compared to $850,443 or 63% of revenues for the six month period ended December 31, 2013.  The most significant changes in expense and the approximate amount of the changes were increases in general corporate expense ($69,000), compensation expense ($60,000), consulting expense ($14,000) and decreases in marketing expense ($34,000) and Company sponsored research and development ($10,000).

Interest Expense

For the three month period ended December 31, 2014 the Company had interest expense of $236 compared to $5,430 of interest expense in the three month period ended December 31, 2013.

For the six month period ended December 31, 2014 the Company had interest expense of $3,896 compared to $7,260 of interest expense in the six month period ended December 31, 2013.

Other Income/Expense – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $729 for the three months ended December 31, 2014 was comprised of scrap sales and interest income partly offset by bank fees and franchise taxes.

Other expense of $705 for the six months ended December 31, 2014 was comprised of bank fees and franchise taxes partly offset by scrap sales and interest income.

Net Loss Before Income Taxes

For the three months ended December 31, 2014 net loss before income taxes was $170,475. For the three months ended December 31, 2013 net loss before income taxes was $132,782.

Net loss for the three months ended December 31, 2014 was higher when compared to the same period last year due primarily to an increase in selling, general and administrative expenses as discussed above.

For the six months ended December 31, 2014 net loss before income taxes was $207,845.  For the six months ended December 31, 2013 net loss before income taxes was $465,913.

Net loss for the six months ended December 31, 2014 was lower when compared to the same period last year primarily as the result of an increase in revenues as discussed above.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of December 31, 2014 the Company had approximately $1,068,000 and $135,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017.  In the six month period ended December 31, 2014 these federal and state net deferred tax assets increased by approximately $71,000 and $12,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of December 31, 2014, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Line of Credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

At December 31, 2014, the Company’s working capital was $1,977,356 compared to $1,799,117 at December 31, 2013.

The ratio of current assets to current liabilities was 2.60 to 1 at December 31, 2014 and 2.16 to 1 at December 31, 2013.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Six Months ended December 31,
	2014	2013
Net cash provided by/(used in)
Operating activities	$222,228	$(780,403)
Investing activities	(31,749)	(35,945)
Financing activities	(500,000)	743,799

Operating Activities:

Adjustments to reconcile net loss to net cash provided by/used in operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in the six month period ended December 31, 2014 was comprised primarily of net loss before depreciation and amortization, decreases in accounts receivable and prepaid expense, and an increase in accrued expense. These amounts were partly offset by increases in inventories and accrued pension costs and a decrease in accounts payable.

Net cash used in operating activities in the six month period ended December 31, 2013 was comprised primarily of net loss before depreciation and amortization, an increase in inventories and a decrease in accrued expenses. These amounts were partly offset by increases in accounts payable and accrued pension costs, and decreases in accounts receivable, contract costs and estimated related profits in excess of applicable billings, and prepaid expenses.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the six months ended December 31, 2014 and December 31, 2013, the Company expensed $3,071 and $13,510, respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first six months of fiscal 2015, the Company used net cash of $31,749 in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of production and test equipment, computers and software.

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

On November 30, 2014 the Bank notified the Company that it had extended the term of the Line of Credit from November 30, 2014 to November 30, 2015. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 8, 2013) were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at December 31, 2014 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of December 31, 2014 the Company had no outstanding borrowings against this Line of Credit.

The Company did not use any other cash in financing activities during the six-month period ended December 31, 2014. During the six-month period ending December 31, 2013 the Company used $2,470 for payments under a financing arrangement for building improvements.

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

In November 2011, the Company and the buyer extended the sales contract described above until December 31, 2012 to allow the buyer additional time to gain the required approvals for development. In recognition of the additional expense on the part of the buyer to obtain the required development approvals the Company agreed to lower the contract price of the parcel by $50,000 to $155,000. In January 2013, the Company and the buyer further extended the sales contract until December 31, 2013 to allow the buyer additional time as described above. In January 2015 the Company and the buyer further extended the sales contract until December 31, 2015. However, the Company can make no assurances that the required approvals will be granted, or if granted, the timing thereof.

Accounting Standards Updates

Refer to Note 2. Accounting Standards Updates in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Company Strategy - General

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. This reduced level of business opportunities directly with the U.S. government, as well as with other Department of Defense contractors, has continued into the government’s fiscal year ending September 30, 2015, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year. Effects of this changed environment has resulted in a continued decrease in the Company’s revenues from sales of generator sets to the U.S. Government and other government contractors. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball Incorporated (“Goodman Ball”) as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at December 31, 2014.

The Company’s December 31, 2014 backlog of approximately $4.8 million consisted of approximately $2.8 million of the Company’s traditional products and approximately $2.0 million for former Goodman Ball products, with deliveries scheduled between January 2015 and July 2018. Most of these orders for former Goodman Ball products are foreign military sales with U.S. customers.

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

The Company believes that, by adding two generators to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. The Company made one sale for $184,000 of these generators during the second quarter of fiscal year 2014 (quarter ended December 31, 2013) and as of December 31, 2014 has  orders for an additional $1,344,000 of these generators in backlog. If the Company is able to capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

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

ITEM 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of December 31, 2014, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.                      Other Information

(a)See the discussion of the extension of the Line of Credit to November 30, 2015 in Note 7. Notes Payable in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Item 6.                      Exhibits
------------------------------------------------------------------
See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: February 13, 2015	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: February 13, 2015	By:	/s/ Stephen P. Krill
Stephen P. Krill
Treasurer

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are included with this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number

10.1  Letter from TD Bank, N.A. extending Line of Credit, dated November 30, 2014.

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