Form 10-Q
period 2015-03-31
DEWEY ELECTRONICS CORP
filed 2015-05-12
CIK 28561

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

Large accelerated filer ☐	☐	Accelerated filer ☐	☐
Non-accelerated filer ☐	☐	Smaller reporting company ☑	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at May 11, 2015.

THE DEWEY ELECTRONICS CORPORATION

INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION CONDENSED BALANCE SHEETS

	MARCH 31,	JUNE 30,
	2015	2014
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$620,050	$480,107
Accounts receivable	185,253	1,259,294
Inventories	2,586,846	1,960,564
Prepaid expenses and other current assets	78,187	57,194

TOTAL CURRENT ASSETS	3,470,336	3,757,159

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,335,490	3,301,053
Furniture and fixtures	268,700	268,700
	6,203,370	6,168,933
Less: accumulated depreciation	5,337,104	5,312,129
	866,266	856,804

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,401,697	$4,679,058

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable	$500,000	$500,000
Trade accounts payable	257,914	370,213
Accrued expenses and other liabilities	379,458	377,944
Accrued compensation and benefits payable	170,644	120,685
Accrued pension costs	189,481	188,018
TOTAL CURRENT LIABILITIES	1,497,497	1,556,860

LONG-TERM PENSION LIABILITY	872,020	965,642

TOTAL LIABILITIES	2,369,517	2,522,502

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $0.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at March 31, 2015 and June 30, 2014	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	332,689	550,688
Accumulated other comprehensive loss	(713,257)	(806,880)
	2,519,208	2,643,584
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	2,032,180	2,156,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,401,697	$4,679,058

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED MARCH 31,		NINE-MONTHS ENDED MARCH 31,
	2015	2014	2015	2014

Revenues	$1,716,106	$764,368	$4,268,667	$2,124,892

Cost of revenues	1,284,526	477,516	3,088,240	1,436,250

Gross profit	431,580	286,852	1,180,427	688,642

Selling, general and administrative	443,063	475,437	1,395,154	1,325,880

Operating loss	(11,483)	(188,585)	(214,727)	(637,238)

Interest expense	(2,951)	(8,146)	(6,847)	(15,406)

Other income/(expense)– net	4,280	3,965	3,575	(6,035)

Loss before income taxes	(10,154)	(192,766)	(217,999)	(658,679)

Provision for income tax	--	--	--	--

Net loss	$(10,154)	$(192,766)	$(217,999)	$(658,679)

Net loss per common share-Basic	$(0.01)	$(0.14)	$(0.16)	$(0.48)
Net loss per common share-Diluted	$(0.01)	$(0.14)	$(0.16)	$(0.48)

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,362,031	1,362,031	1,362,031	1,362,031

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	MARCH 31,		MARCH 31,
	2015	2014	2015	2014
Other comprehensive income/(loss) – net of tax

Net loss	$(10,154)	$(192,766)	$(217,999)	$(658,679)
Amortization of actuarial gains and losses	31,208	20,858	93,624	62,574

Comprehensive income/(loss)	$21,054	$(171,908)	$(124,375)	$(596,105)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE-MONTHS ENDED MARCH 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(217,999)	$(658,679)
Adjustments to reconcile net loss to
Net cash provided by/(used in) operating activities:
Depreciation	24,975	39,115
Provision for inventory reserve	27,978	1,850
Increase in deferred revenues	--	1,581,611
Decrease in accounts receivable	1,074,041	319,189
Increase in inventories	(654,259)	(2,560,341)
Decrease in contract costs and related
estimated profits in excess of billings	--	699,343
Increase in prepaid expenses and
other current assets	(20,993)	15,734
Decrease in trade accounts payable	(112,299)	(18,765)
Increase/(decrease)in accrued expenses and other liabilities	51,473	(32,247)
Increase in accrued pension costs	1,463	28,285
Total adjustments	392,379	73,774

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	174,380	(584,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(34,437)	(37,670)

NET CASH USED IN INVESTING ACTIVITIES	(34,437)	(37,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	500,000	1,000,000
Repayment of short-term debt	(500,000)	(7,460)
Repayment of long-term debt	--	(2,470)

NET CASH PROVIDED BY FINANCING ACTIVITIES	--	990,070

NET INCREASE IN CASH AND CASH EQUIVALENTS	139,943	367,495

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	480,107	321,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$620,050	$688,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$8,618	$15,406

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of March 31, 2015, and the results of operations for the three months and nine months then ended and cash flows for the nine months then ended.  The results of operations and cash flows for the period ended March 31, 2015 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2015.

As of March 31, 2015 there have been no material changes to any of the significant accounting policies described in our 2014 Form 10-K.

Liquidity

During the nine months ended March 31, 2015, the Company had a net loss of approximately $218,000 and net cash provided by operations of approximately $174,000, principally due to collections of accounts receivable. The Company believes that the Company’s current cash and its line of credit, which currently expires November 30, 2015, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Revenue Recognition

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of March 31, 2015 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Income Taxes

Under the asset and liability method of accounting for taxes under Accounting Standard Codification (“ASC”) Topic 740, “Income Taxes”, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

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

2.  Accounting Standards Updates Not Yet Effective

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists. Under the new standard update, with certain exceptions, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward or a tax credit carry-forward. This accounting standard update was effective for the Company beginning in the first quarter of fiscal 2015. Adoption of this accounting standard update had no material impact on the Company’s financial position or results of operations.

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

Other Accounting Standards Updates not effective until after March 31, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	March 31, 2015	June 30, 2014

Finished Goods	$270,875	$292,380
Work In Progress	1,084,963	577,681
Raw Materials	1,231,008	1,090,503
Total	$2,586,846	$1,960,564

The increase in Work In Progress is the result construction of custom generators and several new projects with deliveries scheduled in the fourth fiscal quarter ending June 30, 2015.

4.  Taxes on Income

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of March 31, 2015 the Company had approximately $1,053,000 and $134,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017.  In the nine month period ended March 31, 2015 these federal and state net deferred tax assets increased by approximately $74,000 and $13,000, respectively, as a result of a net loss for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. For the three months ended March 31, 2015, outstanding stock options for 33,200 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the three months ended March 31, 2014, options for 45,700 shares were excluded as a result of their anti-dilutive effect on the net loss per share for the period.

For the nine months ended March 31, 2015, outstanding stock options for 33,200 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the nine months ended March 31, 2014, options for 45,700 shares were excluded as a result of their anti-dilutive effect on the net loss per share for the period.

	Three-months Ended March 31,
	2015			2014
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(10,154)	1,362,031	$(0.01)	$(192,766)	1,362,031	$(0.14)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(10,154)	1,362,031	$(0.01)	$(192,766)	1,362,031	$(0.14)

	Nine-months Ended March 31,
	2015			2014
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(217,999)	1,362,031	$(0.16)	$(658,679)	1,362,031	$(0.48)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(217,999)	1,362,031	$(0.16)	$(658,679)	1,362,031	$(0.48)

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

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant.  Outstanding options generally are exercisable for ten years from the date of grant, except for two grants totaling 8,700 options which are exercisable for a 5-year term.  Outstanding options have expiration dates ranging from December 12, 2015 to September 21, 2021. No additional options may be granted under this plan.

There were no stock options granted in the first nine months of fiscal 2015 (period ended March 31, 2015) or in the first nine months of fiscal 2014 (period ended March 31, 2014). The Company recorded no stock option compensation expense for either of the nine month periods ended March 31, 2015 or March 31, 2014.

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

Stock option transactions for the Company’s employee stock option plans for the three months and nine months ended March 31, 2015 are as follows:

	March 31, 2015
	Three Months		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	37,200	$2.02	37,200	$2.02
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled or expired	(4,000)	2.47	(4,000)	2.47
Ending balance	33,200	$1.96	33,200	$1.96
Options exercisable at end of period	33,200	$1.96	33,200	$1.96

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

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at March 31, 2015 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of March 31, 2015 the Company had $500,000 of outstanding borrowings against this Line of Credit.

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all of its employees.  The impact of the plan on operations is as follows:

	THREE-MONTHS ENDED
	MARCH 31,
	2015	2014
Service cost-benefits earned during the period	$15,519	$15,115
Interest cost on projected benefit obligation	29,411	28,201
Expected return on plan assets	(24,319)	(22,600)
Amortization of actuarial loss	31,208	20,858

Net periodic pension cost	$51,819	$41,574

	NINE-MONTHS ENDED
	MARCH 31,
	2015	2014
Service cost-benefits earned during the period	$46,557	$45,345
Interest cost on projected benefit obligation	88,233	84,603
Expected return on plan assets	(72,957)	(67,800)
Amortization of actuarial loss	93,624	62,574

Net periodic pension cost	$155,457	$124,722

THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of March 31, 2015 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Revenues for the three month period ended March 31, 2015 were $951,738 higher when compared to the three month period ended March 31, 2014.  Revenues were higher principally due to an increase in sales of generator sets for delivery to other defense contractors partly offset by a decrease in sales of replacement parts and other short-term business. The Company recorded no revenues from customer sponsored research and development in either of the three month periods ended March 31, 2015 and March 31, 2014 respectively.

For the three months ended March 31, 2015 production efforts to provide the Armed Forces and other defense contractors with diesel operated generator sets provided approximately 69% of revenues compared to approximately 26% for the three months ended March 31, 2014.  Replacement parts and other short-term business provided approximately 31% of revenues for the three months ended March 31, 2015 and approximately 74% of revenues in the same period in 2014. The Company had no revenues from customer sponsored research and development in either of the three months ended March 31, 2015 or March 31, 2014.

Revenues for the nine month period ended March 31, 2015 were $2,143,775 higher when compared to the nine month period ended March 31, 2014. The higher revenues were attributable principally to an increase in the production of generator sets for delivery to other defense contractors. The Company also recorded an increase in sales of replacement parts and other short-term business as well as a small increase in customer sponsored research and development.

For the nine months ended March 31, 2015, production efforts to provide the Armed Forces and other defense contractors with diesel operated generator sets provided approximately 55% of revenues compared to approximately 31% for the nine months ended March 31, 2014. Replacement parts and other short-term business provided approximately 44% of revenues for the nine months ended March 31, 2015 and approximately 69% of revenues in the same period in 2014. Customer sponsored research and development accounted for 1% of revenues in the nine months ended March 31, 2015 and provided no revenue in the nine months ended March 31, 2014.

For further discussion of management initiatives regarding revenues see “Company Strategy” below.

The aggregate value of the Company’s backlog of sales orders on March 31, 2015 was approximately $4.3 million. It is estimated that a significant portion of the present backlog will be billed during the next 3 months and be recognized as fiscal year 2015 revenues with the balance being recognized in fiscal years 2016 through 2019.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $431,580 or 25% of revenues for the three month period ended March 31, 2015 compared to a gross profit of $286,852 or 38% of revenues for the same three month period in 2014. The higher gross profit for the three months ended March 31, 2015 was the result of higher sales and production volume, primarily of 2kW generator sets, partly offset by a less favorable product mix.

For the nine month period ended March 31, 2015 the Company’s gross profit was $1,180,427 or 28% of revenues compared to a gross profit of $688,642 or 32% of revenues for the nine month period ended March 31, 2014. The higher gross profit for the nine months ended March 31, 2015 was the result of higher sales and production volume, primarily of 2kW generator sets, partly offset by a less favorable product mix.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended March 31, 2015 were $443,063 or 26% of revenues compared to $475,437 or 62% of revenues for the three month period ended March 31, 2014. The most significant changes in expense and the approximate amount of the changes were decreases in marketing expense ($27,000), consulting expense ($18,000), Company sponsored research and development ($6,000), legal and professional ($5,000), and compensation expense ($4,000), partly offset by an increase in general corporate expense ($31,000).

Selling, General and Administrative expenses for the nine months ended March 31, 2015 were $1,395,154 or 33% of revenues compared to $1,325,880 or 62% of revenues for the nine month period ended March 31, 2014.  The most significant changes in expense and the approximate amount of the changes were increases in general corporate expense ($101,000) and compensation expense ($56,000), partly offset by decreases in marketing expense ($60,000), Company sponsored research and development ($16,000) and legal and professional expense ($12,000).

Interest Expense

For the three month period ended March 31, 2015 the Company had interest expense of $2,951 compared to $8,146 of interest expense in the three month period ended March 31, 2014.

For the nine month period ended March 31, 2015 the Company had interest expense of $6,847 compared to $15,406 of interest expense in the nine month period ended March 31, 2014.

Other Income/Expense – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $4,280 for the three months ended March 31, 2015 was comprised of a State of New Jersey Energy Efficient Equipment Incentive, scrap sales and interest income partly offset by bank fees and franchise taxes.

Other income of $3,575 for the nine months ended March 31, 2015 was comprised of a State of New Jersey Energy Efficient Equipment Incentive, scrap sales and interest income partly offset by bank fees and franchise taxes.

Loss Before Income Taxes

For the three months ended March 31, 2015 loss before income taxes was $10,154. For the three months ended March 31, 2014 loss before income taxes was $192,766.

Loss before income taxes for the three months ended March 31, 2015 was lower when compared to the same period last year due primarily to an increase in gross margin and lower selling, general and administrative expenses as discussed above.

For the nine months ended March 31, 2015 loss before income taxes was $217,999. For the nine months ended March 31, 2014 loss before income taxes was $658,679.

Loss before income taxes for the nine months ended March 31, 2015 was lower when compared to the same period last year primarily as the result of an increase in gross margin partly offset by an increase in selling, general and administrative expenses as discussed above.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of March 31, 2015 the Company had approximately $1,053,000 and $134,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017.  In the nine month period ended March 31, 2015 these federal and state net deferred tax assets increased by approximately $74,000 and $13,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of March 31, 2015, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Line of Credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

At March 31, 2015, the Company’s working capital was $1,972,839 compared to $1,617,664 at March 31, 2014.

The ratio of current assets to current liabilities was 2.32 to 1 at March 31, 2015 and 1.48 to 1 at March 31, 2014.
The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Nine Months ended March 31,
	2015	2014
Net cash provided by/(used in)
Operating activities	$174,380	$(584,905)
Investing activities	(34,437)	(37,670)
Financing activities	--	990,070

Operating Activities:

Adjustments to reconcile net loss to net cash provided by/used in operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in the nine month period ended March 31, 2015 was comprised primarily of net loss before depreciation and amortization, a decrease in accounts receivable and increases in accrued expense and accrued pension costs. These amounts were partly offset by increases in inventories and prepaid expense and a decrease in accounts payable.

Net cash used in operating activities in the nine month period ended March 31, 2014 was comprised primarily of net loss before depreciation and amortization, an increase in inventories and decreases in accounts payable and accrued expenses. These amounts were partly offset by increases in deferred revenue and accrued pension costs, and decreases in accounts receivable, contract costs and estimated related profits in excess of applicable billings and prepaid expenses.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the nine months ended March 31, 2015 and March 31, 2014, the Company expensed $3,071 and $19,450, respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first nine months of fiscal 2015, the Company used net cash of $34,437 in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of production and test equipment, computers and software.

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

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at March 31, 2015 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of March 31, 2015 the Company had $500,000 of outstanding borrowings against this Line of Credit.

The Company did not use any other cash in financing activities during the nine-month period ended March 31, 2015. During the nine-month period ended March 31, 2014 the Company used $2,470 for payments under a financing arrangement for building improvements.

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

In November 2011, the Company and the buyer extended the sales contract described above until December 31, 2012 to allow the buyer additional time to gain the required approvals for development. In recognition of the additional expense on the part of the buyer to obtain the required development approvals the Company agreed to lower the contract price of the parcel by $50,000 to $155,000. In January 2013, the Company and the buyer further extended the sales contract until December 31, 2013 to allow the buyer additional time as described above. During 2014 the buyer continued to expend its own resources on the application process and moving the project forward. In January 2015 the Company and the buyer further extended the sales contract until December 31, 2015. However, the Company can make no assurances that the required approvals will be granted, or if granted, the timing thereof.

Accounting Standards Updates

Refer to Note 2. Accounting Standards Updates in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Company Strategy - General

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. This reduced level of business opportunities directly with the U.S. government, as well as with other Department of Defense contractors, has continued into the government’s fiscal year ending September 30, 2015, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year. Effects of this changed environment has resulted in a continued decrease in the Company’s revenues from sales of generator sets to the U.S. Government and other government contractors. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball Incorporated (“Goodman Ball”) as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at March 31, 2015.

The Company’s March 31, 2015 backlog of approximately $4.3 million consisted of approximately $0.6 million of the Company’s traditional products and approximately $3.7 million for former Goodman Ball products, with deliveries scheduled between April 2015 and July 2018. Most of these orders for former Goodman Ball products are foreign military sales with U.S. customers.

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

The Company believes that, by adding two generators to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. The Company made one sale for $184,000 of these generators during the second quarter of fiscal year 2014 (quarter ended December 31, 2013) and as of March 31, 2015 has  orders for an additional $1,620,000 of these generators in backlog. If the Company is able to capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of March 31, 2015, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: May 12, 2015	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: May 12, 2015	By:	/s/ Stephen P. Krill
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