Form 10-K
period 2015-06-30
DEWEY ELECTRONICS CORP
filed 2015-09-30
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 1,983,055 at December 31, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 1,362,031 shares of common stock, par value $.01 per share, at September 22, 2015.

Documents Incorporated by Reference

Portions of the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

THE DEWEY ELECTRONICS CORPORATION
TABLE OF CONTENTS

Item		Page

PART I

1	Business	3

2	Properties	6

3	Legal Proceedings	6

4	Mine Safety Disclosures	6

PART II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7

6.	Selected Financial Data	7

7	Management's Discussion and Analysis of Financial Condition And Results of Operations	8

7A.	Quantitative and Qualitative Disclosures about Market Risk	16

8	Financial Statements and Supplementary Data	17

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34

9A.	Controls and Procedures	34

9B.	Other Information	35

PART III

10	Directors, Executive Officers and Corporate Governance	35

11	Executive Compensation	35

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

13	Certain Relationships and Related Transactions, and Director Independence	36

14	Principal Accounting Fees and Services	36

PART IV

15	Exhibits, Financial Statement Schedules	36

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

Approximately 61% of the Company’s revenues are derived from the production of diesel operated tactical generators and associated hardware and electronics which are sold to various agencies of the U.S. Government and other defense contractors. The balance of the Company’s revenues are derived from orders for spare parts and other electro-mechanical systems and from research and development contracts. Included in this other business is speed and measurement instrumentation primarily for the U.S. Navy and other prime contractors such as shipbuilders. Orders are also received for replacement parts and equipment for previous Company contracts with the Department of Defense as well as other projects performed as a subcontractor and for product lines acquired from Goodman Ball Incorporated (“Goodman Ball”) late in fiscal 2013. The Company previously had a long-term Government contract to produce 2kW generator sets, and has also had various long-term contracts to provide the U.S. Navy with various equipment.

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

The Company engaged in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity, indefinite delivery, contract to produce 2kW generators, however, on May 1, 2014 the Company was notified that the U.S. Army no longer intended to award the new contract. The Company anticipates that the Government will continue to require the Company’s 2kW generators, however, we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014, the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other sales channels.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2015 and 2014, the Company expensed $3,071 and $19,536, respectively, of research and development costs. Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company.  In addition, there are no material capital expenditures anticipated for environmental compliance.

As of September 22, 2015 the Company had a work force of 31 employees, consisting of 26 fulltime employees of the Company, 4 part-time employees of the Company, and 1 temporary employee. Fluctuations in the work force during the year generally result from uneven contract requirements and variations in the mix of products.

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of June 30, 2015 and 2014, the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract.  As of the filing of this Annual Report, the Company’s principal suppliers are: Goodman Ball Inc. (“Goodman Ball”), Martin Diesel Inc., Dependable Precision Mfg. Inc., and Midwest Filtration Company.  The Company has occasionally experienced some temporary delays in the receipt of raw materials in the past. Such delays have not had a material adverse effect on operations. The Company cannot, however, provide any assurances that future delays, if any, will not have a material adverse effect.

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

Liquidity

For the fiscal year ended June 30, 2015, the Company had a net loss of approximately $120,000 and net cash outflows from operations of approximately $101,000. Net cash outflows from operations were principally due to the net loss and increases in inventories and accounts receivable, and were partly offset by increases in accrued expenses and accrued pension expense. The Company believes that the Company’s current cash and its line of credit, which currently expires November 30, 2015, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Supplier Concentration Risks

During fiscal year 2015, no suppliers accounted for 10% or more of material purchases.  See Note 1-B of the Notes to the Financial Statements.  We purchase components pursuant to purchase orders and do not have long-term contracts with any vendors.  While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations. However, we cannot give any assurances that these sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

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

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs.  This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment. This uncertainty as well as the reduction in overall government spending has continued through this Government fiscal year, ending September 30, 2015, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year.

Approval of the Department of Defense budget does not guarantee that budgeted expenditures will actually be made and, in particular, that we will receive an award or order for a product. Among other things, we bid for this business in competition with many defense contractors, including firms that are larger in size and have greater financial resources than we have. Moreover, we believe that there has been competition in part of the market for generator sets, from a larger 3kW generator set that operates more quietly than our 2kW model.  However, this 3kW generator set does not compete in the ‘man-portable’ segment of the market since it is twice as heavy.

All of our contracts with the Government are subject to the standard provision for termination at the convenience of the Government.

Financing Activities

The Company has a $500,000 line of credit with TD Bank, NA, which expires on November 30, 2015. In the event that this line of credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof). See “Financing Activities” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. PROPERTIES

The Company's 49,200 square foot facility at 27 Muller Road, Oakland, New Jersey, is located on 90 acres of land owned by the Company and was constructed in 1981.  This facility houses the Company’s executive offices and manufacturing operations.  Approximately 90% of this facility is being utilized for production (one shift), staging and storage.

As described in Item 1 above, the Company has a line of credit with TD Bank, NA.  As of the date of this Annual Report the Company has $500,000 of outstanding borrowings against this line of credit.  Any loans drawn under the line of credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property.

Item 3. LEGAL PROCEEDINGS

There are no material pending legal or environmental proceedings against or in favor of the Company.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANTS’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded over-the-counter under the symbol "DEWY”.

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

	Quarterly Common Stock Price Range
	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
1st Quarter	$2.39	$2.21	$1.90	$1.55
2nd Quarter	2.33	2.05	2.00	1.70
3rd Quarter	2.45	2.02	2.30	2.00
4th Quarter	2.40	2.05	2.28	2.10

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2015 and 2014.  The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 22, 2014 was 267.

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

Business Environment

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs.  This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment. This uncertainty as well as the reduction in overall government spending has continued through this Government fiscal year, ending September 30, 2015, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year.

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of June 30, 2015 and 2014, the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Revenues in fiscal year 2015 were $94,844 higher when compared to fiscal year 2014. The higher total for fiscal 2015 was primarily the result of an increase in revenues for replacement parts and short-term orders,(including equipment and replacement parts from product lines acquired from Goodman Ball), when compared with fiscal 2014, which was partly offset by a decrease in demand for generator sets by the U.S. Government and other Government contractors.

In fiscal year 2015, production efforts to provide the Armed Forces and other Government contractors with diesel operated tactical generator sets provided approximately 61% of revenues compared to approximately 70% in fiscal year 2014. Replacement parts and other short-term business provided approximately 39% of revenues in fiscal year 2015 and approximately 29% of revenues in fiscal year 2014.  Customer funded research and development efforts provided less than 1% of revenues in fiscal 2015 and approximately 1% of revenues in fiscal 2014.

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

The aggregate value of the Company’s backlog of sales orders was approximately $3.2 million on June 30, 2015 and approximately $3.4 million on June 30, 2014. It is estimated that most of the present backlog will be billed during the next 12 months and recognized as fiscal year 2016 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $1,734,772 or 26% of revenues for fiscal year 2015 compared to a gross profit of $1,693,315 or 26% of revenues for fiscal year 2014. The higher gross profit for fiscal year 2015 was the result of an increase in the proportion of higher margin sales of modified generator sets when compared to fiscal 2014, and a more favorable product mix within the Company’s replacement parts and short-term business when compared to fiscal 2014.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for fiscal 2015 were $1,843,114 or 28% of revenues compared to $1,756,244 or 27% of revenues in fiscal 2014.  The most significant increases in expense were increases in general corporate of $90,000, salaries and wages of $63,000 and consulting fees of $37,000 which were partly offset by decreases in marketing expense of $77,000, legal and professional fees of $18,000 and product development expense of approximately $16,000.

Interest Expense

The Company had interest expense of $14,107 in fiscal 2015 and interest expense of $26,799 in fiscal 2014.

Other Expense-Net

Amounts reported as other expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $2,389 for fiscal year 2015 was comprised of scrap sales of $2,380, and a New Jersey state energy efficiency investment rebate of $5,250 partly offset by bank fees of $5,241.

Other expense of $7,172 for fiscal year 2014 was comprised of bank fees of $12,727, partly offset by scrap sales of $5,555.

Income/(Loss) Before Provision for Income Taxes

Loss before provision for income taxes for fiscal year 2015 was $120,060. For the year ended June 30, 2014 loss before provision for income taxes was $96,900.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,047,000 and $126,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, which expire beginning in 2017.

Inflation

Historically, inflation has not had a material effect on net sales and revenues and on income from continuing operations.  Management does not believe that inflation in fiscal year 2015 had a material effect on net sales and revenues.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of June 30, 2015, the Company had no material capital expenditure commitments. Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

As of the date of this Annual Report the Company is in discussions with TD Bank, NA, to renew its line of credit for one year until November 30, 2016. In the event the line of credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof.) See “Financing Activities” below.

At June 30, 2015, the Company’s working capital was $2,085,367 compared to $2,200,299 at June 30, 2014.

The ratio of current assets to current liabilities was 2.23 to 1 at June 30, 2015 and 2.41 to 1 at June 30, 2014.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Years ended June 30,
	2015	2014
Net cash (used in)/provided by
Operating activities	$(101,206)	$(289,439)
Investing activities	(31,303)	(34,182)
Financing activities	-	482,708

Operating Activities:

Adjustments to reconcile net income to net cash provided by/(used in) operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities in fiscal year 2015 was comprised primarily of net loss before depreciation and amortization, a provision for an inventory reserve, increases in accounts receivable, inventories and prepaid expenses, and a decrease in accounts payable, partly offset by increases in accrued expenses and accrued pension costs.

Net cash used in operating activities in fiscal year 2014 was comprised primarily of net loss before depreciation and amortization, a provision for an inventory reserve, increases in accounts receivable and inventories, and a decrease in accrued expenses, partly offset by decreases in contract costs and estimated related profits in excess of applicable billings and prepaid expenses and increases in accounts payable and accrued pension costs.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2015 and 2014, the Company expensed $3,071 and $19,536, respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as incurred.

Investing Activities:

During fiscal year 2015, net cash of $31,303 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of additional production equipment and computers.

During fiscal year 2014, net cash of $34,182 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of additional demonstration and test equipment and computer software.

 Financing Activities:

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

On November 30, 2014, the Bank notified the Company that it had extended the term of the Line of Credit from November 30, 2014 to November 30, 2015. No other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 8, 2013) were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at June 30, 2015 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below) anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

During fiscal year 2015 the Company repaid $500,000 and subsequently borrowed $500,000 under the Line of Credit and as of June 30, 2015 the Company had outstanding debt of $500,000 against the Line of Credit. For fiscal year 2015 the Company violated a financial ratio covenant. The Company has received a waiver of this technical default from the Bank.

As of the date of this Annual Report the Company is in discussions with the Bank to renew the Line of Credit for one year until November 30, 2016. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

The Company did not use any other cash in financing activities during fiscal year 2015. In fiscal year 2014 the Company made payments totaling $17,292 on an equipment financing note which was then fully repaid.

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

Accounting Standards Updates Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 originally provided that it would be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016.

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14 Revenue from Contracts with Customers- - Deferral of Effective Date, which deferred the effective adoption date of “ASU 2014-09” to apply to fiscal years and interim reporting periods within those years beginning after December 15, 2017.

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15 Presentation of Financial Statements – Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” This ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" Which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. This ASU applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. It is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company expects to adopt this ASU when effective and is currently evaluating the effect of ASU 2015-11 on its consolidated financial statements.

Other Accounting Standards Updates not effective until after June 30, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

Company Strategy

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. This reduced level of business opportunities directly with the U.S. Government, as well as with other Department of Defense contractors, has continued through the Government’s fiscal year ending September 30, 2015, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year. Effects of this changed environment has resulted in a 12% drop in the Company’s revenues from sales of generator sets to the U.S. Government and other Government contractors for fiscal year 2015 when compared to fiscal year 2014. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at June 30, 2015.

The Company’s June 30, 2015 backlog of approximately $3.2 million consisted of approximately $0.9 million of the Company’s traditional products and approximately $2.3 million for former Goodman Ball products, with deliveries scheduled between July 2015 and July 2018. Most of these orders for former Goodman Ball products are foreign military sales with U.S. customers.

The Company also continues to work toward selling its 2kW generators through the General Services Administration’s GSA.gov website (as described below) as well as through other websites and sales channels. In order to support these efforts the Company now builds generators for inventory in order to have them available for immediate delivery.

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

The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of November 2013 and deliveries of orders received under this contract have been completed. The Company anticipates that the Government will continue to require the Company’s 2kW generators, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014, the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other websites and sales channels.

In approaching the second and third strategic objectives of targeted diversification, the Company is attempting to capitalize on its previous investments in technology to obtain business in related military power markets and to expand into related military product categories. Moreover, the addition of Goodman Ball products (see below) has provided significant diversification with revenue received from the U.S. Air Force and from other contractors associated with foreign military requirements.

On February 20, 2013, the Company announced the purchase of certain assets, rights of manufacture and intellectual property from Goodman Ball, a maker of military equipment based in Menlo Park, California.  As part of this transaction, among other things, the Company agreed to assume responsibility to maintain certain Goodman Ball contracts with the U.S. Department of Defense that pertain to the acquired product lines, and it took possession of some of Goodman Ball’s existing inventory for these product lines on a consignment basis and agreed to pay Goodman Ball as the inventory is sold to customers. The product lines acquired do not compete with existing product lines of the Company.

The Company believes that, by adding two generators to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these generators. In the fiscal year ended June 30, 2015 the Company had sales of $1,316,773 of these generators. If the Company is able to further capitalize on these opportunities, there could be an accretive impact in subsequent period results, however we are unable to predict whether, when or to what extent these results will be achieved.

The Company continues to act on the second strategic objective, working to expand into related power markets. Using our expertise in Direct Current power generation we have expanded our capabilities to include entire power systems integrating our traditional diesel power generation with renewable power sources, energy storage, power distribution and power management. The solutions remain man-portable or of similar scale, and management believes that our best opportunities involve austere locations or unattended operation. For example we are providing power for another company’s trailer mounted military remote monitoring systems. This type of integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind. These accomplishments build on the Company’s previous accomplishments with vehicle mounted auxiliary power units, while also working with a growing group of partner companies. These activities have led to expanded business with new types of military power requirements while also increasing our technical capabilities. While no assurances can be given, Management believes that these activities can continue to expand available opportunities.

In furtherance of the third strategic objective, expanding into related military product categories, during the fiscal year ended June 30, 2015, the Company utilized its experience in military-grade portable power systems to develop a new hybridized power system consisting of a DC generator, energy storage batteries, power conversion and power management for a military trailer application.

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of June 30, 2015 and 2014 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

The Company has a defined benefit pension plan covering substantially all of its employees. Financial Accounting Standards Board (FASB) Accounting Standards Codification 715 (ASC 715), “Compensation – Retirement Benefits” provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plans.

With regard to the Company’s pension plan, the Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 4.00% as of June 30, 2015, which is the same as the assumed discount rate of 4.00% as of June 30, 2014. The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.  The assumed long-term rate of return of 5.25% on assets is applied to the market-related value of plan assets at the end of the previous year.  This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods.  Since the value of the Company’s pension assets at fiscal year-end 2015 was less than the accumulated pension benefit obligation, the Company recorded $85,363 as a non-cash adjustment to other comprehensive income/(loss) in stockholders’ equity and decreased its long-term pension liability by $85,363.  In fiscal year 2014, the Company recorded $250,656 as a non-cash adjustment to other comprehensive income/(loss) in stockholders’ equity and increased its long-term pension liability by $250,656.  These changes to other comprehensive loss did not affect net income and are recorded net of deferred taxes.  See Note6 of the Notes to Financial Statements for additional pension disclosures.

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

The Company reviews the carrying costs of its inventories and assesses whether the carrying costs of inventory items are likely to be recoverable. At the end of fiscal year 2015 the Company determined that an adjustment of $46,329 was required to reduce inventory balances to net realizable value.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Dewey Electronics Corporation

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP
September 28, 2015
Iselin, New Jersey

The Dewey Electronics Corporation
Balance Sheets

	June 30
ASSETS:	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$347,598	$480,107
Accounts receivable	1,329,327	1,259,294
Inventories	2,031,232	1,960,564
Prepaid expenses and other current assets	73,204	57,194

TOTAL CURRENT ASSETS	3,781,361	3,757,159

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,332,356	3,301,053
Furniture and fixtures	268,700	268,700
	6,200,236	6,168,933
Less accumulated depreciation	(5,348,560)	(5,312,129)
	851,676	856,804

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,698,132	$4,679,058

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Notes payable – current portion	$500,000	$500,000
Trade accounts payable	348,253	370,213
Accrued expenses and other liabilities	443,798	377,944
Accrued compensation and benefits payable	200,186	120,685
Accrued pension costs	203,757	188,018

TOTAL CURRENT LIABILITIES	1,695,994	1,556,860

LONG-TERM PORTION OF NOTE PAYABLE	--	--

LONG-TERM PENSION LIABILITY	1,051,005	965,642

TOTAL LIABILITIES	2,746,999	2,522,502

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding
at June 30, 2015 and 2014	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	430,628	550,688
Accumulated other comprehensive loss	(892,243)	(806,880)
	2,438,161	2,643,584
Less: Treasury stock, 331,366 shares at June 30, 2015 and 2014, at cost	(487,028)	(487,028)
TOTAL STOCKHOLDERS' EQUITY	1,951,133	2,156,556
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,698,132	$4,679,058

See accompanying notes to the financial statements

The Dewey Electronics Corporation
Statements of Operations

	Years Ended June 30,
	2015	2014

Revenues	$6,611,236	$6,516,392

Cost of revenues	4,876,464	4,823,077

Gross profit	1,734,772	1,693,315

Selling, general and administrative expenses	1,843,114	1,756,244

Operating (loss)	(108,342)	(62,929)

Interest expense	(14,107)	(26,799)

Other expense – net	2,389	(7,172)

(Loss) before provision for income taxes	(120,060)	(96,900)

Provision for income taxes	--	--

NET(LOSS)	$(120,060)	$(96,900)

NET(LOSS)PER COMMON SHARE – BASIC	$(0.09)	$(0.07)
NET(LOSS)PER COMMON SHARE – DILUTED	$(0.09)	$(0.07)

Weighted average shares outstanding
Basic	1,362,031	1,362,031
Diluted	1,362,031	1,362,031

Statements of Comprehensive Income/(Loss)

	YEARS ENDED JUNE 30,
	2015	2014

Net (loss)	$(120,060)	$(96,900)
Amortization of actuarial gains and losses	(85,363)	(250,656)

Comprehensive income/(loss)	$(205,423)	$(347,556)

See accompanying notes to financial statements

The Dewey Electronics Corporation

Statements of Stockholders’ Equity
Years ended June 30, 2015 and 2014

					Accumulated
			Additional		Other	Treasury stock		Total
	Common	Stock	Paid-in	Retained	Comprehensive	at Cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance, June 30, 2013	1,693,397	$16,934	$2,882,842	$647,588	$(556,224)	331,366	$(487,028)	$2,504,112
Net loss	--	--	--	(96,900)	--	--	--	(96,900)
Minimum pension liability adjustment
	--	--	--	--	(250,656)	--	--	(250,656)
Stock-based compensation	--	--	--	--	--	--	--	--
Balance, June 30, 2014	1,693,397	$16,934	$2,882,842	$550,688	$(806,880)	331,366	$(487,028)	$2,156,556
Net loss	--	--	--	(120,060)	--	--	--	(120,060)
Minimum pension liability adjustment	--	--	--	--	(85,363)	--	--	(85,363)

Balance, June 30, 2015	1,693,397	$16,934	$2,882,842	$430,628	$(892,243)	331,366	$(487,028)	$1,951,133

See accompanying notes to financial statements

The Dewey Electronics Corporation
Statements of Cash Flows

	Years ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(120,060)	$(96,900)
Adjustments to reconcile net(loss)to net
Cash used in operating activities:
Depreciation	36,431	56,483
Stock-based compensation expense	--	--
Provision for inventory reserve	46,329	10,947
Increase in accounts receivable	(70,033)	(463,444)
Increase in inventories	(116,997)	(749,567)
Decrease in contract costs and related
estimated profits in excess of billings	--	699,343
(Increase)/Decrease in prepaid expenses and other current assets	(16,010)	29,470
(Decrease)/Increase in accounts payable	(21,960)	293,705
Increase/(Decrease) in accrued expenses and other liabilities	145,355	(102,534)
Increase in accrued pension costs	15,739	33,058

Total adjustments	(18,854)	(192,539)

Net cash used in operating activities	(101,206)	(289,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(31,303)	(34,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	500,000	1,000,000
Repayment of short-term borrowings	(500,000)	(500,000)
Repayment of long-term debt	--	(17,292)

Net cash provided by/(used in)by financing activities	--	482,708

NET(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(132,509)	159,087

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	480,107	321,020

CASH AND CASH EQUIVALENTS AT END OF YEAR	$347,598	$480,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,107	$26,799

See accompanying notes to the financial statements

The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2015 and 2014

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of June 30, 2015 and 2014 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

B.  Concentration Risks

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable.  The Company maintains accounts with financial institutions which exceed the current federally insured maximum of $250,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions.  The Company’s accounts receivable are principally with Department of Defense contractors and agencies of the United States Department of Defense. One Department of Defense contractor accounted for 71.3% of the Company’s accounts receivable as of June 30, 2015. As of June 30, 2014 one Department of Defense contractor accounted for 83.7% of the Company’s accounts receivable.

Product Concentration Risk

The Company derives more than 60% of its revenues from the sale of diesel operated tactical generator sets and associated hardware and electronics to Department of Defense Contractors and various branches of the United States military. The Company anticipates that these customers will continue to require the Company’s diesel generators, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other sales channels.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its generator products.  During fiscal year 2015, no supplier accounted for 10.0% or more of material purchases. In fiscal 2014 two suppliers accounted for 25.0% and 16.5% of material purchases. No other supplier accounted for more than 10% of material purchases in fiscal year 2014.

Customer Concentration Risks

The Company derives most of its revenues from sales of electric generators and associated hardware and electronics to other Department of Defense contractors and through contracts with various agencies of the Department of Defense including research and development contracts, and various short-term contracts and awards to supply spare parts and perform repairs on products previously manufactured and sold by the Company. In fiscal year 2015 two Department of Defense contractors accounted for approximately 18.3% and 14.5% respectively, of Company revenues and the various agencies of the Department of Defense accounted for approximately another 23.2% of Company revenues. In fiscal year 2014 one Department of Defense contractor accounted for approximately 63.7% of Company revenues and the various agencies of the Department of Defense accounted for approximately another 11.0% of Company revenues. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2015 or 2014.

C.  Liquidity

For the fiscal year ended June 30, 2015, the Company had a net loss of approximately $120,000 and net cash outflows from operations of approximately $101,000. Net cash outflows from operations were  principally due to the net loss and increases in inventories and accounts receivable, and were partly offset by increases in accrued expenses. The Company believes that the Company’s current cash and its line of credit (described below), which currently expires November 30, 2015, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

The Company anticipates that the Government will continue to require the Company’s 2kW generators, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014, the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other sales channels.

As of the date of this Annual Report the Company is in discussions with the Bank to renew the Line of Credit for one year until November 30, 2016. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

Reference is made to Note 8 “Credit Facility” under Notes to the Financial Statements of this Annual Report for additional information regarding this line of credit.

D.  Cash and Cash Equivalents

The Company considers investments in all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

E.  Accounts Receivable

The Company regularly reviews its trade receivables for probability of collection.  An assessment of the probability of collection of delinquent accounts is made and an allowance is recorded when collection becomes uncertain. There was no allowance for doubtful accounts as of June 30, 2015 or June 30, 2014.

F.  Inventories

Cost is determined by the first-in, first-out (FIFO) method.  Inventories are valued at the lower of cost or market.  Components of inventory cost include materials, direct labor and overhead that have not been charged to specific contracts.

G.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  These estimates include, among others, lower of cost or market estimates for inventories, realization of deferred tax assets, allowances for doubtful accounts, revenue recognition and certain accrued expenses.  Actual results could differ from those estimates.

H.  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost.  Allowance for depreciation is provided on a straight-line basis over estimated useful lives of three to ten years for machinery and equipment, ten years for furniture and fixtures, and twenty years for building and improvements.

I. Development Costs

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the fiscal years ended June 30, 2015 and 2014, the Company expensed $3,071 and $19,536 respectively, of research and development costs.  Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

J.  Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.  If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment.  If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the years ended June 30, 2015 and 2014.

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

L.  Deferred Costs

The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development.  To that end the Company has deferred $65,095 as of June 30 2015 and 2014 of costs incurred related to these efforts.

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

N.  Stock Based Compensation

The Company computes the value of stock options granted under its Stock Option Plans using the Cox-Roth-Rubenstein Binomial Tree Method. The value of the options are then amortized over the vesting period of the options using the straight-line method. No stock options were granted in fiscal 2015 or fiscal 2014.

2.  Accounting Standards Updates Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 originally provided that it would be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016.

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14 Revenue from Contracts with Customers- - Deferral of Effective Date, which deferred the effective adoption date of “ASU 2014-09” to apply to fiscal years and interim reporting periods within those years beginning after December 15, 2017.

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15 Presentation of Financial Statements – Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” This ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" Which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. This ASU applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. It is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company expects to adopt this ASU when effective and is currently evaluating the effect of ASU 2015-11 on its consolidated financial statements.

Other Accounting Standards Updates not effective until after June 30, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	June 30,
	2015	2014

Finished goods	$115,563	$292,380
Work in progress	752,711	577,681
Raw materials	1,162,958	1,090,503
	$2,031,232	$1,960,564

4.  Stock Option Plan

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

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 (the 1998 Plan) which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant. Outstanding options generally are exercisable for ten years from the date of grant, except for two grants totaling 8,700 options which are exercisable for a 5-year term. Outstanding options have expiration dates ranging from December 2, 2018 to September 21, 2021. No additional options may be granted under this plan.

There were no stock options granted in fiscal 2015 or in fiscal 2014. The Company recorded no stock option compensation expense in either fiscal year 2015 or fiscal year 2014.

The changes in the number of shares under option are as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2013	46,500	$2.00

Granted during 2014	--

Expired	(9,300)	1.94

Balance at June 30, 2014	37,200	2.02

Granted during 2015	--

Expired	(4,000)	2.47

Balance at June 30, 2015	33,200	$1.97
Exercisable at June 30, 2015	33,200	$1.97

At the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors (the “Directors Plan”).  The number of shares issuable upon exercise of options which may be granted under this plan shall not exceed 50,000 shares of common stock.  No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2015:

Outstanding and Exercisable

		Weighted Average	Weighted Average
Exercise Price	Options	Exercise Price	Remaining Life-Years

$1.60	3,100	$1.60	3.5
2.24	9,000	2.24	4.8
2.20	4,000	2.20	.5
2.00	9,000	2.00	5.5
1.71	4,700	1.71	1.3
1.55	3,400	1.55	6.3

	33,200	$1.97	4.0

As of June 30, 2015, stock options outstanding and exercisable had an intrinsic value of $6,153.

5.  Taxes on Income

Deferred tax assets and liabilities as of June 30, 2015 and 2014 consisted of the following:

Deferred Tax assets/(liabilities):	2015	2014
Current
Vacation accrual	$51,933	$42,687
Deferred Compensation	9,985	1,959
Inventory reserve	44,815	26,482
Prepaids	(19,069)	(11,005)
	87,664	60,123
Less valuation allowance	(87,664)	(60,123)
Total current deferred tax asset	--	--
Non-current
Pension	501,152	463,771
Depreciation	(30,945)	(27,826)
Net operating loss	615,601	623,833
	1,085,808	1,059,778
Less valuation allowance	(1,085,808)	(1,059,778)
Total non-current deferred tax assets	--	--
Total deferred tax assets	$--	$--

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. In fiscal 2015, the Company recorded a valuation allowance against its deferred tax assets as it believes that it is more likely than not that it will not realize the tax attributes.

As of June 30, 2015, the Company has approximately $1,688,000 and $700,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2017 through 2031.

Income tax (benefit)/expense consists of the following:

	Year Ended June 30,
	2015	2014
Federal
Current	$--	$--
Deferred	(21,472)	109,050
State:
Current	--	--
Deferred	(514)	83,704
	(21,987)	192,754

Change in valuation allowance	21,987)	(192,754)
Income tax expense	$--	$--

The reconciliation of the Federal statutory rate with the Company’s effective tax rate is summarized as follows:

	Years ended June 30,
	2015	2014
Federal statutory rate	34.00%	34.00%
State tax net of federal benefit	.43	5.77
Other/Expiration of NOL	(16.12)	(71.3)
Change to carrying value of deferred tax assets		(167.39)
Change in valuation allowance	(18.31)	198.92
Effective rate	0.00%	0.00%

The Company adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold, and a measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the years ended June 30, 2015 or 2014.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes.  There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2015 and 2014.

The Company files corporate tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions.  The Company is subject to tax examination for fiscal tax years of 2011 through 2015.

6.  Pension Plan

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

The Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 4.00% as of June 30, 2015, which is the same as the assumed discount rate of 4.00% as of June 30, 2014.  The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan’s enrolled actuary.  The Company made cash contributions to the Plan of approximately $192,000 and $133,000 in fiscal years 2015 and 2014, respectively. The estimated fiscal year 2016 minimum contribution to the Plan is approximately $86,096.

The following tables provide information about changes in the benefit obligation and Plan assets and the funded status of the Company’s pension plan.

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$2,990,505	$2,552,889
Service cost	62,074	60,462
Interest cost	117,645	112,804
Actuarial (gain)/loss	184,822	310,003
Benefits paid plus administrative expenses	(68,364)	(45,653)
Benefit obligation at end of year	$3,286,682	$2,990,505

Change in plan assets:
Fair value of plan assets at beginning of Year	$1,836,846	$1,682,943
Actual return on plan assets	71,905	66,317
Employer contributions	191,533	133,239
Benefits paid plus administrative expenses	(68,364)	(45,653)
Fair value of plan assets at end of year	$2,031,920	$1,836,846
Funded status	(1,254,762)	(1,153,660)
Unrecognized net loss	1,051,005	965,642
Accrued pension expense	$(203,757)	$(188,018)

Measurement Date	July 1, 2015	July 1, 2014

Weighted Average Assumptions
Discount rate	4.00%	4.00%
Expected long-term rate of return on assets	5.25%	5.25%
Rate of increase in future compensation levels	3.00%	3.00%

Set forth below is a summary of the amounts reflected in the Company’s Balance Sheet at the end of the last two fiscal years:

	June 30, 2015	June 30, 2014
Total accrued pension liability	$(1,254,762)	$(1,153,660)
Accumulated other comprehensive loss, pre-tax	1,051,005	965,642
Net amount recognized	$(203,757)	$(188,018)

The accumulated benefit obligation for the Plan was $3,286,682 and $2,990,505 at June 30, 2015, and 2014, respectively.

Other changes in Plan assets and benefit obligations recognized in the Other Comprehensive Loss for each fiscal year are as follows:

	June 30, 2015	June 30, 2014
Change in net loss /(gain)	$210,193	$334,086
Amortization of net loss	(124,830)	(83,430)
	$85,363	$250,656

Accumulated Other Comprehensive Loss consisted of the following amounts that had not, as of year end, been recognized in net benefit cost.

	June 30, 2015	June 30, 2014
Unrecognized net loss	$1,051,005	$965,642

Amounts included in Accumulated Other Comprehensive Loss as of June 30, 2015 that are expected to be recognized as a component of benefit cost during fiscal 2016 consist of amortization of net loss of $124,830.

Components of periodic pension costs as of June 30, 2015 and 2014 are as follows:

	2015	2014
Service cost-benefits earned during the period	$62,074	$60,462
Interest cost on projected benefit obligation	117,645	112,804
Expected return on plan assets	(97,276)	(90,400)
Amortization of actuarial loss	124,830	83,430

Net periodic pension cost	$207,273	$166,296

Weighted Average Assumptions for Net Periodic Pension Expense
	2015	2014
Discount rate	4.00%	4.00%
Expected long-term rate of return on assets	5.25%	5.25%
Rate of increase in future compensation levels	3.00%	3.00%

Retirement Plan for Employees of Dewey Electronics Corporation’s weighted average asset allocations at June 30, 2015, and 2014, by asset category are as follows:

	2015	2014
Asset Category
Fixed Funds with Guaranteed Interest Rates	100%	100%
Total	100%	100%

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
The following table sets forth a summary of changes of fair value of the Retirement Plan’s Level 3 assets for the fiscal year ended June 30, 2015.

All Fixed Funds
Balance, June 30, 2014	$1,836,846
Actual return on plan assets:
On assets still held at the reporting date	69,325
On assets sold during the period	2,580
Purchases and sales	123,169
Transfers in and/or out of Level 3	--
Balance June 30, 2015	$2,031,920

The expected future benefit payments for the years ended June 30, are as follows:

2016	$116,000
2017	$128,000
2018	$149,000
2019	$157,000
2020	$160,000
Five years thereafter	$902,000

7.  Earnings Per Share

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net (loss)/income per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average numbers of such shares are 33,200 and 37,200, respectively, for the years ended June 30, 2015 and 2014.

	Year Ended June 30, 2015
	Income	Shares	Per Share Amount
Basic net loss per common share	$(120,060)	1,362,031	$(.09)
Effect of dilutive securities	--	--	--
Diluted net loss per common share	$(120,060)	1,362,031	$(.09)

	Year Ended June 30, 2014
	Income	Shares	Per Share Amount
Basic net income per common share	$(96,900)	1,362,031	$(0.07)
Effect of dilutive securities	--	--	--
Diluted net income per common share	$(96,900)	1,362,031	$(0.07)

8.  Credit Facility

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

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at June 30, 2015 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below) anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of June 30, 2015, the Company had $500,000 of outstanding borrowings against this Line of Credit which remains outstanding as of the date of this Annual Report. For fiscal year 2015 the Company violated a financial ratio covenant. The Company has received a waiver of this technical default from the Bank.

As of the date of this Annual Report, the Company is in discussions with the Bank to renew the Line of Credit for one year until November 30, 2016. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Treasurer concluded that, as of June 30, 2015, the design and operation of the Company's disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2015 based on those criteria issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.

The Company’s Code of Ethics is available at our website at www.deweyelectronics.com

Item 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

Equity Compensation Plan Information as of June 30, 2015

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category

Equity compensation plans approved by security holders	33,200	$1.966	183,000

Equity compensation plans not approved by security holders	--	--	--

Total	33,200	$1.966	183,000

All of the outstanding options (column a) were granted under the Company’s 1998 Plan.

Securities available for future issuance (column c) consist of 133,000 options available for grant under the Company’s 2011 Plan and 50,000 options available for grant under the Company’s Directors Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.

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

DATE: September 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John H.D. Dewey	Director	September 28, 2015
John H.D. Dewey

/s/ James M. Link	Director	September 28, 2015
James M. Link

/s/ Nathaniel Roberts	Director	September 28, 2015
Nathaniel Roberts

/s/ Robert Meissner	Director	September 28, 2015
Robert Meissner

/s/ Ron Tassello	Director	September 28, 2015
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
Letter from TD Bank N.A. to The Dewey Electronics Corporation dated November 30, 2014. This item was filed with the registrants Form 10-Q for the period ended December 31, 2014 and is herein incorporated by reference.

10	(f)-
Amended and Restated Revolving Term Note made by The Dewey Electronics Corporation in favor of TD Bank N.A. dated November 8, 2013. This item was filed with the Registrant’s Form 10-Q for the period ended September 30, 2013 and is herein incorporated by reference.

10	(g)-
Loan and Security Agreement between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009. This item was filed with the Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein incorporated by reference.

10	(h)-
Commercial Mortgage and Security Agreement and Assignment of Leases and Rents between The Dewey Electronics Corporation and TD Bank, NA dated November 8, 2013. This item was filed with the Registrant’s Form 10-Q for the period ended September 30, 2013 and is herein incorporated by reference.

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