Form 10-Q
period 2015-09-30
DEWEY ELECTRONICS CORP
filed 2015-11-16
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from__________to____________

Commission File No. 0-2892

THE DEWEY ELECTRONICS CORPORATION

A New York Corporation	No. 13-1803974
I.R.S. Employer Identification

27 Muller Road
Oakland, New Jersey 07436
(201) 337-4700

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at November 16, 2015.

THE DEWEY ELECTRONICS CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS
	SEPTEMBER 30,	JUNE 30,
	2015	2015
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$293,778	$347,598
Accounts receivable	589,767	1,329,327
Inventories	2,426,770	2,031,232
Prepaid expenses and other current assets	67,833	73,204

TOTAL CURRENT ASSETS	3,378,148	3,781,361

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,948,165	1,948,165
Machinery and equipment	3,341,910	3,332,356
Furniture and fixtures	268,699	268,700
	6,209,789	6,200,236
Less accumulated depreciation	5,357,705	5,348,560
	852,084	851,676

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,295,327	$4,698,132

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable – current portion	$500,000	$500,000
Trade accounts payable	285,945	348,253
Accrued expenses and other liabilities	206,702	443,798
Accrued compensation and benefits payable	149,879	200,186
Accrued pension costs	201,014	203,757
TOTAL CURRENT LIABILITIES	1,343,540	1,695,994

LONG-TERM PENSION LIABILITY	1,017,439	1,051,005

TOTAL LIABILITIES	2,360,979	2,746,999

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at September 30, 2015 and June 30, 2015	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	380,277	430,628
Accumulated other comprehensive loss	(858,677)	(892,243)
	2,421,376	2,438,161
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	1,934,348	1,951,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,295,327	$4,698,132

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED SEPTEMBER 30,
	2015	2014

Revenues	$1,205,032	$1,298,834

Cost of revenues	802,549	945,345

Gross profit	402,483	353,489

Selling, general & administrative	448,363	385,765

Operating loss	(45,880)	(32,276)

Interest expense	(3,601)	(3,660)

Other expense – net	(870)	(1,434)

Loss before income taxes	(50,351)	(37,370)

Provision for income tax	--	--

NET LOSS	$(50,351)	$(37,370)

NET LOSS PER COMMON SHARE-BASIC	$(0.04)	$(0.03)
NET LOSS PER COMMON SHARE-DILUTED	$(0.04)	$(0.03)

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031
Diluted	1,362,031	1,362,031

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014

Other comprehensive loss

Net loss	$(50,351)	$(37,370)
Amortization of actuarial gains and losses	33,566	31,208

Comprehensive loss	$(16,785)	$(6,162)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,351)	$(37,370)
Adjustments to reconcile net loss to
Net cash provided by operating activities:
Depreciation	9,145	8,325
Provision for inventory reserve	6,577	15,001
Decrease in accounts receivable	739,560	1,014,692
Increase in inventories	(402,115)	(184,645)
Decrease in prepaid expenses and
other current assets	5,371	18,033
Decrease in trade accounts payable	(62,308)	(223,124)
(Decrease)/Increase in accrued expenses and other liabilities	(237,096)	78,994
(Decrease)/Increase in accrued compensation and
benefits payable	(50,307)	42,953
Decrease in accrued pension costs	(2,743)	(34,593)
Total adjustments	6,084	735,636

NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(44,267)	698,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(9,553)	(1,224)

NET CASH USED IN INVESTING ACTIVITIES	(9,553)	(1,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(repayment of) short term borrowings	--	500,000
Repayment of long term debt	--	--

NET CASH USED IN FINANCING ACTIVITIES	--	(500,000)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(53,820)	197,042

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	347,598	480,107

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293,778	$677,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$3,601	$5,431

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting.  The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Form 10-K”).

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of September 30, 2015, and the results of operations and cash flows for the three-months then ended.  The results of operations and cash flows for the period ended September 30, 2015 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2016.

As of September 30, 2015, there have been no material changes to any of the significant accounting policies described in our 2015 Form 10-K.

Liquidity

During the three months ended September 30, 2015, the Company had a net loss of approximately $50,000 and net cash outflows from operations of approximately $44,000. Net cash outflows were principally due to the net loss, increases in inventories, decreases in accrued expenses and other liabilities, accrued compensation and benefits payable, and were partly offset by a decrease in accounts receivable.

The Company believes that the Company’s current cash and its line of credit, which currently expires February 28, 2016, combined with billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

As of the date of this Quarterly Report the Company is in discussions with the Bank, to renew the Line of Credit until November 30, 2016. In the interim, the Bank has extended the expiration date of the Line of Credit from November 30, 2015 to February 28, 2016 to allow adequate time to negotiate a new agreement. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

Revenue Recognition

Revenues and earnings for orders for replacement parts and other short term business, including generators not ordered under the 2kW contract described below, are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of September 30, 2015 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14 Revenue from Contracts with Customers - Deferral of Effective Date, which deferred the effective adoption date of ASU 2014-09 to apply to fiscal years and interim reporting periods within those years beginning after December 15, 2017.
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

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. This ASU applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. It is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company expects to adopt this ASU when effective and is currently evaluating the effect of ASU 2015-11 on its consolidated financial statements.

Other Accounting Standards Updates not effective until after September 30, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	September 30, 2015	June 30, 2015

Finished Goods	$96,995	$115,563
Work In Progress	1,193,109	752,711
Raw Materials	1,136,666	1,162,958
Total	$2,426,770	$2,031,232

The increase in inventory is primarily due to increased work in progress production orders needed to complete new generator sets to be shipped in subsequent months against existing customer delivery orders.

4.  Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,065,000 and $129,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2017.  In the three month period ended September 30, 2015 these federal and state net deferred tax assets increased by approximately $17,000 and $3,000, respectively, as a result of a net loss for the period.

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. For the three months ended September 30, 2015 and September 30, 2014, respectively, all outstanding stock options (33,200 shares on September 30, 2015 and 37,200 shares on September 30, 2014) were excluded from the computation of earnings per share due to their anti-dilutive effect.

	Three-months Ended September 30,
	2015			2014
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(50,351)	1,362,031	$(.04)	$(37,370)	1,362,031	$(.03)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(50,351)	1,362,031	$(.04)	$(37,370)	1,362,031	$(.03)

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

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant.  Outstanding options generally are exercisable for ten years from the date of grant, except for three grants totaling 8,700 options which are exercisable for a 5-year term.  Outstanding options have expiration dates ranging from December 12, 2015 to September 21, 2021. No additional options may be granted under this plan.

There were no stock options granted in the first quarter of fiscal 2016 (quarter ended September 30, 2015) or in the first quarter of fiscal 2015 (quarter ended September 30, 2014). The Company recorded no stock option compensation expense for either of the three month periods ended September 30, 2015 or September 30, 2014.

For the full fiscal year ending June 30, 2016, the Company does not expect any stock option compensation expense based on stock options already granted and assuming no further option grants during the remainder of the fiscal year.  However, our assessment of the compensation expense will be affected by the number of stock options actually granted (if any) during the remainder of the year as well as the number of outstanding options that are forfeited.

Stock option transactions for the Company’s employee stock option plans for the quarter ended September 30, 2015 are as follows:

		Weighted
		Average
	Shares	Exercise Price
Beginning balance	33,200	$1.96
Granted	--	--
Exercised	--	--
Cancelled or expired	--	--
Ending balance	33,200	1.96
Options exercisable at end of period	33,200	1.96

7. Notes Payable

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

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at September 30, 2015 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below) anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

During fiscal year 2015 the Company repaid $500,000 and subsequently borrowed $500,000 under the Line of Credit. As of June 30, 2015 and September 30, 2015 the Company had outstanding debt of $500,000 against the Line of Credit.

As of the date of this Quarterly Report the Company is in discussions with the Bank, to renew the Line of Credit until November 30, 2016. In the interim, the Bank has extended the expiration date of the Line of Credit from November 30, 2015 to February 28, 2016 to allow adequate time to negotiate a new agreement. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees.  The impact of the plan on operations is as follows:

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
Service cost-benefits earned during the period	$12,024	$15,519
Interest cost on projected benefit obligation	32,297	29,411
Expected return on plan assets	(26,855)	(24,319)
Amortization of actuarial loss	33,566	31,208
Net periodic pension cost	$51,032	$51,819

THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company’s 2015 Form 10-K.  Certain statements in this report may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company’s operations, markets, products, services and prices and, specifically, the factors discussed below under “Financing Activities”, and “Company Strategy – General” and “Long-Term Strategy”, and in Item 1 (Description of Business) of the Company’s 2015 Form 10-K under the subheading “Operational Risks”.  Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company’s operating cycle is long-term and includes various types of products and varying delivery schedules.  Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results.  The following comparative analysis should be viewed in this context.
Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions affect the application of our accounting policies.  Actual results could differ from these estimates. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  The Company’s critical accounting policies include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, inventory valuation, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company’s 2015 Form 10-K.

Business Environment

A significant reduction in Department of Defense spending at the federal level known as “sequestration” went into effect in March of 2013. Sequestration has resulted in a contraction of spending across the Department of Defense and has also created uncertainty in our customers about the continuation of funding and about initiating new programs.  This uncertainty has led to a far larger reduction in actual spending than the legislated reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. Since the Company derives virtually all its revenues from Government defense business, any delays in contract awards would significantly and adversely affect our future revenues and liquidity. These factors are contributing to a more difficult and more challenging business environment, and have already adversely affected revenues in the quarter reported in this Quarterly Report. This uncertainty as well as the reduction in overall Government spending may continue through this Government fiscal year, ending September 2016, and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

Results of Operations – Revenues

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of September 30, 2015 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Revenues for the first quarter of fiscal year 2016 (the three month period ended September 30, 2015) were $93,802 lower when compared to the first quarter of fiscal year 2015 (the three month period ended September 30, 2014). The decrease in revenues was principally due to reduced shipments of the Company’s legacy 2kW generator sets.  The Company also recorded increases in sales of replacement parts and significant levels of shipments of additional new products, consisting of pumps, bead breakers and other generator sets. For further discussion of management initiatives regarding revenues see “Company Strategy” below.

For the three months ended September 30, 2015 production efforts to provide the Armed Forces with diesel operated generator sets provided approximately -30% of revenues compared to approximately 67% for the first quarter of fiscal year 2015. Bead breakers provided approximately 12% of revenues for the first quarter of fiscal year 2016 and provided no revenues in the first quarter of fiscal year 2015. Replacement parts provided approximately 58% of revenues for the first quarter of fiscal year 2016 and approximately 32% of revenues for the same period in fiscal year 2015. Customer funded research and development provided no revenues in the first quarter of fiscal year 2016 compared to 2% of revenue from customer funded research and development in the same period in fiscal year 2015.

The aggregate value of the Company’s backlog of sales orders was $3.2 million on September 30, 2015. The Company’s backlog of sales orders was $4.0 million on September 30, 2014.  It is estimated that a significant portion of the present backlog will be billed during the next 9 months and be recognized as fiscal year 2016 revenues with the balance being recognized in fiscal years 2017 through 2019.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $402,483 or 33% of revenues for the three months ended September 30, 2015 compared to a gross profit of $353,489 or 27% of revenues for the same period in 2014. The higher gross profit for the first quarter of fiscal year 2016 was the result of the change in product mix including an increase in sales of higher margin Goodman Ball, Incorporated (“Goodman Ball”) products (see “Company Strategy” below) as well as an increase in sales of higher margin replacement parts and significant levels of shipments of additional new products noted above under “Revenues”.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for the first three months of fiscal year 2016 were $448,363 or 37% of revenues compared to $385,765 or 30% of revenues in the first three months of fiscal year 2015. The most significant changes in expense and the approximate amounts of the changes were increases in consulting fees ($72,000), recruiting fees ($23,000) and legal and professional fees ($5,000), partly offset by a decrease in general corporate expense of ($43,000).

Interest Expense

The Company had interest expense of $3,601 and $3,660 in the three month periods ended September 30, 2015 and September 30, 2014 respectively.

Other Expense – Net

Amounts reported as other expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $870 for the three months ended September 30, 2015 was comprised primarily of franchise taxes and miscellaneous bank fees.

Other expense of $1,434 for the three months ended September 30, 2014 was comprised primarily of franchise taxes and miscellaneous bank fees.

Loss Before Income Taxes

Loss before income taxes was $50,351 for the three months ended September 30, 2015. Loss before income taxes was $37,370 for the three months ended September 30, 2014.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,065,000 and $129,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2017.  In the three month period ended September 30, 2015 these federal and state net deferred tax assets increased by approximately $17,000 and $3,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of September 30, 2015, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, which (as described below) currently expires on February 28, 2016, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Line of Credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

As of the date of this Quarterly Report the Company is in discussions with the Bank, to renew the Line of Credit until November 30, 2016. In the interim, the Bank has extended the expiration date of the Line of Credit from November 30, 2015 to February 28, 2016 to allow adequate time to negotiate a new agreement. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

At September 30, 2015, the Company’s working capital was $2,034,608 compared to $2,085,367 at June 30, 2015.

The ratio of current assets to current liabilities was 2.51 to 1 at September 30, 2015 and 2.23 to 1 at June 30, 2015.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Three Months ended September 30,
	2015	2014
Net cash provided by(used in)
Operating activities	$(44,267)	$698,266
Investing activities	(9,553)	(1,224)
Financing activities	--	(500,000)

Operating Activities:

Adjustments to reconcile net income to net cash provided by operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities for the three month period ended September 30, 2015 was principally due to the net loss, increases in inventories, decreases in accrued expenses and other liabilities, accrued compensation and benefits payable, and was partly offset by a decrease in accounts receivable.

Net cash provided by operating activities in the three month period ended September 30, 2014 was comprised primarily of net loss before depreciation and amortization, decreases in accounts receivable and prepaid expenses, and an increase in accrued costs. These amounts were partly offset by an increase in inventories and decreases in accounts payable and accrued pension costs.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the three month period ended September 30, 2015 the Company did not incur any research and development costs. For the three month period ended September 30, 2014, the Company expensed $3,071 of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first three months of fiscal 2016, net cash of $9,553 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of computers and tooling.

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

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at September 30, 2015 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below) anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

During fiscal year 2015 the Company repaid $500,000 and subsequently borrowed $500,000 under the Line of Credit. As of June 30, 2015 and September 30, 2015 the Company had outstanding debt of $500,000 against the Line of Credit.
As of the date of this Quarterly Report the Company is in discussions with the Bank to renew the Line of Credit from its current expiration date of February 28, 2016 until November 30, 2016. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company may have to take actions to address this situation, including but not limited to, seeking other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

The Company did not use any cash in financing activities during the fiscal quarter ended September 30, 2015.

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

Accounting Standards Updates Not Yet Effective

Refer to Note 2. Accounting Standards Updates Not Yet Effective in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Company Strategy - General

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. This reduced level of business opportunities directly with the U.S. Government, as well as with other Department of Defense contractors, has continued into the Government’s fiscal year ending September 30, 2016, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year. Effects of this changed environment have resulted in a continued decrease in the Company’s revenues from sales of generator sets to the U.S. Government and other Government contractors. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at September 30, 2015.

The Company’s September 30, 2015 backlog of approximately $3.2 million dollars consisted of approximately $1.3 million of the Company’s traditional products and approximately $1.9 million for former Goodman Ball products, with deliveries scheduled between October 2015 and July 2018.

The Company also continues to work toward selling its 2kW generators through the General Services Administration’s GSA.gov website (as described below) as well as through other websites and sales channels. In order to support these efforts the Company has built some generators and sub-assemblies for inventory in order to have them available for immediate delivery.

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

The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of November 2013 and deliveries of orders received under this contract have been completed. The Company engaged in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity/indefinite delivery contract to produce 2kW generators; however on May 1, 2014, the Company was notified that the U.S. Army no longer intended to award this contract. The Company anticipates that the Government will continue to require the Company’s 2kW generators, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other websites and sales channels.

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

The Company believes that, by adding Goodman Ball products to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these products. The Company made sales for $772,000 of these products in the three month period ended September 30, 2015, and as of September 30, 2015 has orders for an additional $1.9 million of these products in backlog. It is estimated that a significant portion of this Goodman Ball products backlog will be billed during the next 9 months and be recognized as fiscal year 2016 revenues with the balance being recognized in fiscal years 2017 through 2019.

The Company continues to act on the second strategic objective, working to expand into related power markets. Using our expertise in Direct Current power generation we have expanded our capabilities to include entire power systems integrating our traditional diesel power generation with renewable power sources, energy storage, power distribution and power management. The solutions remain man-portable or of similar scale, and management believes that our best opportunities involve isolated locations or unattended operation. For example we are providing power for another company’s trailer mounted military remote monitoring systems. This type of integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind. These accomplishments build on the Company’s previous accomplishments with vehicle mounted auxiliary power units, while also working with a growing group of partner companies. Management believes these activities can lead to expanded business with new types of military power requirements while also increasing our technical capabilities.

ITEM 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Controller, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Controller concluded that, as of September 30, 2015, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: November 16, 2015	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: November 16, 2015	By:	/s/ Donna Medica
Donna Medica
Controller

THE DEWEY ELECTRONICS CORPORATION
INDEX TO EXHIBITS

The following exhibits are included with this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002