Form 10-Q
period 2015-12-31
DEWEY ELECTRONICS CORP
filed 2016-02-12
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at February 10, 2016

THE DEWEY ELECTRONICS CORPORATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2015	2015
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$241,806	$347,598
Accounts receivable	793,768	1,329,327
Inventories	2,227,258	2,031,232
Prepaid expenses and other current assets	78,647	73,204

TOTAL CURRENT ASSETS	3,341,479	3,781,361

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,957,815	1,948,165
Machinery and equipment	3,344,566	3,332,356
Furniture and fixtures	268,700	268,700
	6,222,096	6,200,236
Less: accumulated depreciation	5,366,849	5,348,560
	855,247	851,676

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,261,821	$4,698,132

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable	$500,000	$500,000
Trade accounts payable	268,211	348,253
Accrued expenses and other liabilities	248,571	443,798
Accrued compensation and benefits payable	133,308	200,186
Accrued pension costs	235,060	203,757

TOTAL CURRENT LIABILITIES	1,385,150	1,695,994

LONG-TERM PENSION LIABILITY	983,874	1,051,005

TOTAL LIABILITIES	2,369,024	2,746,999

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at December 31, 2015 and June 30, 2015	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	305,160	430,628
Accumulated other comprehensive loss	(825,111)	(892,243)
	2,379,825	2,438,161
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	1,892,797	1,951,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,261,821	$4,698,132

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED DECEMBER 31,		SIX-MONTHS ENDED DECEMBER 31,
	2015	2014	2015	2014

Revenues	$1,678,642	$1,253,727	$2,883,674	$2,552,561

Cost of revenues	1,259,054	858,369	2,061,602	1,803,714

Gross profit	419,588	395,358	822,072	748,847

Selling, general and administrative	488,199	566,326	936,563	952,091

Operating loss	(68,611)	(170,968)	(114,491)	(203,244)

Interest expense	(5,371)	(236)	(8,972)	(3,896)

Other income/(expense)– net	(1,135)	729	(2,005)	(705)

Loss before income taxes	(75,117)	(170,475)	(125,468)	(207,845)

Provision for income tax	--	--	--	--

Net loss	$(75,117)	$(170,475)	$(125,468)	$(207,845)

Net loss per common share-Basic	$(0.06)	$(0.13)	$(0.09)	$(0.15)
Net loss per common share- Diluted	$(0.06)	$(0.13)	$(0.09)	$(0.15)

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,362,031	1,362,031	1,362,031	1,362,031

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2015	2014	2015	2014
Other comprehensive loss – net of tax

Net loss	$(75,117)	$(170,475)	$(125,468)	$(207,845)
Amortization of actuarial losses	33,566	31,208	67,132	62,416

Comprehensive loss	$(41,551)	$(139,267)	$(58,336)	$(145,429)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	SIX-MONTHS ENDED
	DECEMBER 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(125,468)	$(207,845)
Adjustments to reconcile net loss to
Net cash (used in)/provided by operating activities:
Depreciation	18,289	16,650
Decrease in accounts receivable	535,559	960,571
Increase in inventories	(203,559)	(747,016)
Provision for inventory reserve	7,534	21,886
(Increase)/Decrease in prepaid expenses and
other current assets	(5,443)	1,023
Decrease in trade accounts payable	(80,042)	(153,889)
(Decrease)/Increase in accrued expenses and other liabilities	(262,105)	347,413
Increase/(Decrease) in accrued pension costs	31,303	(16,565)
Total adjustments	41,536	430,073

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(83,932)	222,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(21,860)	(31,749)

NET CASH USED IN INVESTING ACTIVITIES	(21,860)	(31,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(repayment of) short-term borrowings	--	(500,000)
Repayment of long-term debt	--	--

NET CASH USED IN FINANCING ACTIVITIES	--	(500,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(105,792)	(309,521)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	347,598	480,107

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$241,806	$170,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$8,972	$3,896

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of December 31, 2015, and the results of operations for the three months and six months then ended and cash flows for the six months then ended.  The results of operations and cash flows for the period ended December 31, 2015 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2016.

As of December 31, 2015 there have been no material changes to any of the significant accounting policies described in our 2015 Form 10-K.

Liquidity

During the six months ended December 31, 2015, the Company had a net loss of approximately $125,000 and net cash outflows from operations of approximately $84,000. Net cash outflows were principally due to the net loss, increases in inventory, and decreases in trade accounts payable, accrued expenses and other liabilities, and were partly offset by a decrease in accounts receivable.

The Company believes that the Company’s current cash and its line of credit, which currently expires November 30, 2016, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Revenue Recognition

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of December 31, 2015 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which requires an entity to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). This ASU applies to all entities and is effective for annual periods ending after December 15, 2016, for public business entities, and interim periods thereafter, with early adoption permitted.

Other Accounting Standards Updates not effective until after December 31, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	December 31, 2015	June 30, 2015

Finished Goods	$24,572	$115,563
Work In Progress	1,211,665	752,711
Raw Materials	991,021	1,162,958
Total	$2,227,258	$2,031,232

The increase in inventory is primarily due to increased work in progress production orders needed to complete new generator sets, to be shipped in subsequent months against existing customer delivery orders.

4.  Taxes on Income

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of December 31, 2015 the Company had approximately $1,090,000 and $134,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017.  In the six month period ended December 31, 2015 these federal and state net deferred tax assets increased by approximately $43,000 and $8,000, respectively, as a result of a net loss for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. For the three months ended December 31, 2015, outstanding stock options for 29,200 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the three months ended December 31, 2014, options for 37,200 shares were excluded as a result of their anti-dilutive effect on the net loss per share for the period.

For the six months ended December 31, 2015, outstanding stock options for 29,200 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the six months ended December 31, 2014, options for 37,200 shares were excluded due to the exercise price of the options exceeding the average share price for the period.

	Three-months Ended December 31,
	2015			2014
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic net loss per common share	$(75,117)	1,362,031	$(.06)	$(170,475)	1,362,031	$(.13)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(75,117)	1,362,031	$(.06)	$(170,475)	1,362,031	$(.13)

	Six-months Ended December 31,
	2015			2014
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic net loss per common share	$(125,468)	1,362,031	$(.09)	$(207,845)	1,362,031	$(.15)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(125,468)	1,362,031	$(.09)	$(207,845)	1,362,031	$(.15)

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

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees.  Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant.  Outstanding options generally are exercisable for ten years from the date of grant, except for one grant totaling 4,700 options which are exercisable for a 5-year term.  Outstanding options have expiration dates ranging from September 21, 2016 to September 21, 2021. No additional options may be granted under this plan.

There were no stock options granted in the first six months of fiscal 2016 (period ended December 31, 2015) or in the first six months of fiscal 2015 (period ended December 31, 2014). The Company recorded no stock option compensation expense for either of the six month periods ended December 31, 2015 or December 31, 2014.

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

Stock option transactions for the Company’s employee stock option plans for the three months and six months ended December 31, 2015 are as follows:

	December 31, 2015
	Three Months		Six Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	33,200	$1.96	33,200	$1.96
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled or expired	4,000	$2.20	4,000	$2.20
Ending balance	29,200	$1.93	29,200	$1.93
Options exercisable at end of period	29,200	$1.93	29,200	$1.93

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

On November 30, 2014, the Bank notified the Company that it had extended the Line of Credit from November 30, 2014 to November 30, 2015; and on December 1, 2015, the Bank notified the Company that it had extended the Line of Credit for another year, to November 30, 2016.  In each case, no other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 8, 2013) were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at December 31, 2015 was approximately 4.50%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

During fiscal year 2015 the Company repaid $500,000 and subsequently borrowed $500,000 under the Line of Credit. As of June 30, 2015 and December 31, 2015 the Company had outstanding debt of $500,000 against the Line of Credit.

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all of its employees.  The impact of the plan on operations is as follows:

	THREE-MONTHS ENDED
	DECEMBER 31,
	2015	2014
Service cost-benefits earned during the period	$12,024	$15,519
Interest cost on projected benefit obligation	32,297	29,411
Expected return on plan assets	(26,855)	(24,319)
Amortization of actuarial loss	33,566	31,208

Net periodic pension cost	$51,032	$51,819

	SIX-MONTHS ENDED
	DECEMBER 31,
	2015	2014
Service cost-benefits earned during the period	$24,048	$31,038
Interest cost on projected benefit obligation	64,594	58,822
Expected return on plan assets	(53,710)	(48,638)
Amortization of actuarial loss	67,132	62,416

Net periodic pension cost	$102,064	$103,637

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of December 31, 2015 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Revenues for the second quarter of fiscal year 2016 (the three month period ended December 31, 2015) were $424,915 higher when compared to the second quarter of fiscal year 2015 (the three month period ended December 31, 2014). The increase in revenues was principally due to increased levels of shipments of power products (generator sets) and additional new products, consisting of pumps, bead breakers and conveyors, partly offset by reduced shipments of replacement parts and rodmeters.

Revenues for the six months ended December 31, 2015 were $331,113 higher when compared to the six month period ended December 31, 2014. The increase in revenues was principally due to increased levels of shipments of additional new products, consisting of pumps, bead breakers and conveyors, and rodmeters, partly offset by reduced shipments of replacement parts and power products (generator sets).

For the three months ended December 31, 2015 production efforts to provide the Armed Forces with power products provided approximately 44% of revenues compared to approximately 24% for the second quarter of fiscal year 2015. Pumps, bead breakers and conveyors provided approximately 26% of revenues for the second quarter of fiscal year 2016 and provided approximately 24% of revenues in the second quarter of fiscal year 2015. Replacement parts provided approximately 30% of revenues for the second quarter of fiscal year 2016 and approximately 52% of revenues for the same period in fiscal year 2015. The Company had no revenues from customer sponsored research and development in either of the three months ended December 31, 2015 or December 31, 2014.

For the six months ended December 31, 2015, production efforts to provide the Armed Forces with power products provided approximately 40% of revenues compared to approximately 46% for the six months ended December 31, 2014. Pumps, bead breakers and conveyors provided approximately 36% of revenues for the six months ended December 31, 2015 and approximately 20% of revenues in the same period in 2014. Replacement parts provided approximately 24% of revenues for the six months ended December 31, 2015 and approximately 34% of revenues for the same period in fiscal year 2015. The Company had no revenues from customer sponsored research and development for the six months ended December 31, 2015 and approximately 1% of revenues in the six months ended December 21, 2014.

For further discussion of management initiatives regarding revenues see “Company Strategy” below.

The aggregate value of the Company’s backlog of sales orders was $3.1 million on December 31, 2015. The Company’s backlog of sales orders was $4.8 million on December 31, 2014.  It is estimated that a significant portion of the present backlog will be billed during the next 6 months and be recognized as fiscal year 2016 revenues with the balance being recognized in fiscal years 2017 through 2019.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $419,588 or 25% of revenues for the three month period ended December 31, 2015 compared to a gross profit of $395,358 or 32% of revenues for the same three month period in 2014. The higher gross profit for the three months ended December 31, 2015 was the result of higher sales and production volume, primarily of lower margin power products (generator sets), as well as an increase in sales of higher margin replacement parts and increased levels of shipments of additional new products noted above under “Revenues.”

For the six month period ended December 31, 2015 the Company’s gross profit was $822,072 or 29% of revenues compared to a gross profit of $748,847 or 29% of revenues for the six month period ended December 31, 2014. The higher gross profit for the six months ended December 31, 2015 was the result of higher sales and production volume, primarily of increased shipments of bead breakers and pumps, partly offset by lower margins on power products

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended December 31, 2015 were $488,199 or 29% of revenues compared to $566,326 or 45% of revenues for the three month period ended December 31, 2014. The most significant changes in expense and the approximate amount of the changes were decreases in compensation expense ($65,000), supplies expense ($4,000) and general corporate expense ($29,000), partly offset by increases in consulting expense ($21,000).

Selling, General and Administrative expenses for the six months ended December 31, 2015 were $936,563 or 32% of revenues compared to $952,091 or 37% of revenues for the six month period ended December 31, 2014.  The most significant changes in expense and the approximate amount of the changes were decreases in general corporate expense ($72,000) and compensation expense ($60,000), partly offset by increases in consulting expense ($93,000) and recruiting expense ($23,000).

Interest Expense

For the three month period ended December 31, 2015 the Company had interest expense of $5,371 compared to $236 of interest expense in the three month period ended December 31, 2014.

For the six month period ended December 31, 2015 the Company had interest expense of $8,972 compared to $3,896 of interest expense in the six month period ended December 31, 2014.

Other Income/Expense – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other expense of $1,135 for the three months ended December 31, 2015 was primarily comprised of bank fees.

Other expense of $2,005 for the six months ended December 31, 2015 was primarily comprised of bank fees.

Net Loss Before Income Taxes

For the three months ended December 31, 2015 net loss before income taxes was $75,117. For the three months ended December 31, 2014 net loss before income taxes was $170,475.

Net loss for the three months ended December 31, 2015 was lower when compared to the same period last year due primarily to as the result of an increase in revenues as discussed above and a decrease in selling, general and administrative expenses as discussed above.

For the six months ended December 31, 2015 net loss before income taxes was $125,468.  For the six months ended December 31, 2014 net loss before income taxes was $207,845.

Net loss for the six months ended December 31, 2015 was lower when compared to the same period last year primarily as the result of an increase in revenues as discussed above.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of December 31, 2015 the Company had approximately $1,090,000 and $134,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017.  In the six month period ended December 31, 2015 these federal and state net deferred tax assets increased by approximately $43,000 and $8,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of December 31, 2015, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Line of Credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

At December 31, 2015, the Company’s working capital was $1,956,329 compared to $2,085,567 at June 30, 2015.

The ratio of current assets to current liabilities was 2.41 to 1 at December 31, 2015 and 2.23 to 1 at June 30, 2015.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Six Months ended December 31,
	2015	2014
Net cash provided by/(used in)
Operating activities	$(83,932)	$222,228
Investing activities	(21,860)	(31,749)
Financing activities	-	(500,000)

Operating Activities:

Adjustments to reconcile net loss to net cash provided by/used in operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities in the six month period ended December 31, 2015 was principally due to the net loss, increases in inventory, and decreases in trade accounts payable, accrued expenses and other liabilities, and was partly offset by a decrease in accounts receivable.

Net cash provided by operating activities in the six month period ended December 31, 2014 was principally due to decreases in accounts receivable, prepaid expenses and other current assets, and was partly offset by the net loss, increases in inventories and a decrease in accounts payable.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the six months ended December 31, 2015 and December 31, 2014, the Company expensed $0 and $3,071, respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first six months of fiscal 2016, the Company used net cash of $21,860 in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of production equipment tooling, computers and building improvements.

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

On November 30, 2014, the Bank notified the Company that it had extended the term of the Line of Credit from November 30, 2014 to November 30, 2015; and on December 1, 2015, the Bank notified the Company that it had extended the Line of Credit for another year, to November 30, 2016. In each case, no other terms of the Company’s revolving term note to the Bank (previously amended and restated as of November 8, 2013) were changed.

The Company did not use any cash in financing activities during the six-month period ended December 31, 2015.  During the fiscal year ended June 30, 2015, following the repayment described in the following paragraph, the Company borrowed $500,000 under the Line of Credit, all of which was outstanding as of December 31, 2015.

During the six-month period ended December 31, 2014, the Company repaid $500,000 of borrowings under the Line of Credit.  As of December 31, 2014 the Company had no outstanding borrowings against the Line of Credit.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at December 31, 2015 was approximately 4.50%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

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

In November 2011, the Company and the buyer extended the sales contract described above until December 31, 2012 to allow the buyer additional time to gain the required approvals for development. In recognition of the additional expense on the part of the buyer to obtain the required development approvals the Company agreed to lower the contract price of the parcel by $50,000 to $155,000. In January 2013, the Company and the buyer further extended the sales contract until December 31, 2013 to allow the buyer additional time as described above. In January 2015 the Company and the buyer further extended the sales contract until December 31, 2015. In January 2016 the Company and the buyer further extended the sales contract until December 31, 2016. However, the Company can make no assurances that the required approvals will be granted, or if granted, the timing thereof.

Accounting Standards Updates

Refer to Note 2. Accounting Standards Updates in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Company Strategy - General

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. This reduced level of business opportunities directly with the U.S. government, as well as with other Department of Defense contractors, has continued into the government’s fiscal year ending September 30, 2016, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year. Effects of this changed environment have resulted in a continued decrease in the Company’s revenues from sales of generator sets to the U.S. Government and other government contractors. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball Incorporated (“Goodman Ball”) as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at December 31, 2015.

The Company’s December 31, 2015 backlog of approximately $3.1 million consisted of approximately $1.8 million of the Company’s traditional products, consisting of power products and replacement parts, and approximately $1.3 million of additional new products noted above under “Revenues,” with deliveries scheduled between January 2016 and July 2018.

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

The Company believes that, by adding Goodman Ball products to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these products. The Company made sales for $1,561,000 of these products in the six month period ended December 31, 2015, and as of December 31, 2015 has orders for an additional $1,300,000 of these products in backlog. It is estimated that a significant portion of this Goodman Ball products backlog will be billed during the next 6 months and be recognized as fiscal year 2016 revenues with the balance being recognized in fiscal years 2017 through 2019.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Controller, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Controller concluded that, as of December 31, 2015, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: February 12, 2016	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: February 12, 2016	By:	/s/ Donna Medica
Donna Medica
Controller

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are included with this report.  For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Exhibit No.	Description

10.1	Letter from TD Bank, N.A. extending Line of Credit, dated December 1, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002