Form 10-Q
period 2016-03-31
DEWEY ELECTRONICS CORP
filed 2016-05-16
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,362,031 at May 12, 2016.

THE DEWEY ELECTRONICS CORPORATION

INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	JUNE 30,
	2016	2015
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$346,784	$347,598
Accounts receivable	230,301	1,329,327
Inventories	2,532,936	2,031,232
Prepaid expenses and other current assets	107,733	73,204

TOTAL CURRENT ASSETS	3,217,754	3,781,361

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,957,815	1,948,165
Machinery and equipment	3,345,387	3,332,356
Furniture and fixtures	268,700	268,700
	6,222,917	6,200,236
Less: accumulated depreciation	5,375,994	5,348,560
	846,923	851,676

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$4,129,772	$4,698,132

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable	$500,000	$500,000
Trade accounts payable	174,487	348,253
Accrued expenses and other liabilities	337,674	443,798
Accrued compensation and benefits payable	171,620	200,186
Accrued pension costs	269,103	203,757
TOTAL CURRENT LIABILITIES	1,452,884	1,695,994

LONG-TERM PENSION LIABILITY	950,308	1,051,005

TOTAL LIABILITIES	2,403,192	2,746,999

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	-	-
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at March 31, 2016 and June 30, 2015	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	105,378	430,628
Accumulated other comprehensive loss	(791,546)	(892,243)
	2,213,608	2,438,161
Less: Treasury stock 331,366 shares at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	1,726,580	1,951,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,129,772	$4,698,132

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED MARCH 31,		NINE-MONTHS ENDED MARCH 31,
	2016	2015	2016	2015

Revenues	$819,549	$1,716,106	$3,703,224	$4,268,667

Cost of revenues	623,323	1,284,526	2,684,925	3,088,240

Gross profit	196,226	431,580	1,018,299	1,180,427

Selling, general and administrative	442,303	443,063	1,378,866	1,395,154

Operating loss	(246,077)	(11,483)	(360,567)	(214,727)

Interest expense	(5,646)	(2,951)	(14,618)	(6,847)

Other income – net	51,940	4,280	49,935	3,575

Loss before income taxes	(199,783)	(10,154)	(325,250)	(217,999)

Provision for income tax	--	--	--	--

Net loss	$(199,783)	$(10,154)	$(325,250)	$(217,999)

Net loss per common share-Basic	$(0.15)	$(0.01)	$(0.24)	$(0.16)
Net loss per common share-Diluted	$(0.15)	$(0.01)	$(0.24)	$(0.16)

Weighted average number of shares outstanding:
Basic	1,362,031	1,362,031	1,362,031	1,362,031
Diluted	1,362,031	1,362,031	1,362,031	1,362,031

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	MARCH 31,		MARCH 31,
	2016	2015	2016	2015
Other comprehensive loss – net of tax

Net loss	$(199,783)	$(10,154)	$(325,250)	$(217,999)
Amortization of actuarial losses	33,566	31,208	100,698	93,624

Comprehensive loss	$(166,217)	$(21,054)	$(224,552)	$(124,375)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	NINE-MONTHS ENDED
	MARCH 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325,250)	$(217,999)
Adjustments to reconcile net loss to
Net cash provided by operating activities:
Depreciation	27,434	24,975
Decrease in accounts receivable	1,099,026	1,074,041
Increase in inventories	(508,894)	(654,259)
Provision for inventory reserve	7,190	27,978
Decrease in prepaid expenses and
other current assets	(34,529)	(20,993)
Decrease in trade accounts payable	(173,766)	(112,299)
(Decrease)/Increase in accrued expenses and other liabilities	(134,690)	51,473
Increase in accrued pension costs	65,346	1,463
Total adjustments	347,117	392,379

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,867	174,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(22,681)	(34,437)

NET CASH USED IN INVESTING ACTIVITIES	(22,681)	(34,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	--	500,000
Repayment of long-term debt	--	(500,000)

NET CASH USED IN FINANCING ACTIVITIES	--	--

NET(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(814)	139,943

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	347,598	480,107

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$346,784	$620,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$14,618	$8,618

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of March 31, 2016, and the results of operations for the three months and nine months then ended and cash flows for the nine months then ended.  The results of operations and cash flows for the period ended March 31, 2016 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2016.

As of March 31, 2016 there have been no material changes to any of the significant accounting policies described in our 2015 Form 10-K.

Liquidity

During the nine months ended March 31, 2016, the Company had a net loss of approximately $325,250 and net cash inflows from operations of approximately $22,000. Net cash inflows were principally due to a decrease in accounts receivable and an increase in accrued pension costs, and were partly offset by the net loss, increases in inventory, pre-paid expenses and other current assets, and decreases in trade accounts payable, accrued expenses and other liabilities.

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of March 31, 2016 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

2.  New Accounting Standards Updates Not Yet Effective

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. This ASU applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. It is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company expects to adopt this ASU when effective and is currently evaluating the effect of ASU 2015-11 on its consolidated financial statements.

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

Other Accounting Standards Updates not effective until after March 31, 2016 are not expected to have a material effect on the Company’s financial position or results of operations.

3.  Inventories

Inventories consist of:

	March 31, 2016	June 30, 2015

Finished Goods	$21,036	$115,563
Work In Progress	1,372,296	752,711
Raw Materials	1,139,604	1,162,958
Total	$2,532,936	$2,031,232

The increase in inventory is primarily due to increased work in progress production orders needed to complete new generator sets and rodmeters, to be shipped in subsequent months against existing customer delivery orders.

4.  Taxes on Income

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of March 31, 2016 the Company had approximately $1,165,000 and $147,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017.  In the nine month period ended March 31, 2016 these federal and state net deferred tax assets increased by approximately $111,000 and $20,000, respectively, as a result of a net loss for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. For the three months ended March 31, 2016, outstanding stock options for 23,600 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the three months ended March 31, 2015, options for 37,200 shares were excluded as a result of their anti-dilutive effect on the net loss per share for the period.

For the nine months ended March 31, 2016, outstanding stock options for 29,700 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the nine months ended March 31, 2015, options for 37,200 shares were excluded due to the exercise price of the options exceeding the average share price for the period.

	Three-months Ended March 31,
	2016			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(199,783)	1,362,031	$(.15)	$(10,154)	1,362,031	$(.01)

Effect of dilutiveSecurities	--	--	--	--	--	--
Diluted net loss per common share	$(199,783)	1,362,031	$(.15)	$(10,155)	1,362,031	$(.01)

	Nine-months Ended March 31,
	2016			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(325,250)	1,362,031	$(.24)	$(217,999)	1,362,031	$(.16)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(325,250)	1,362,031	$(.24)	$(217,999)	1,362,031	$(.16)

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

There were no stock options granted in the first nine months of fiscal 2016 (period ended March 31, 2016) or in the first nine months of fiscal 2015 (period ended March 31, 2015). The Company recorded no stock option compensation expense for either of the nine month periods ended March 31, 2016 or March 31, 2015.

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

Stock option transactions for the Company’s employee stock option plans for the three months and nine months ended March 31, 2016 are as follows:

	March 31, 2016
	Three Months		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	29,200	$1.93	33,200	$1.96
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled or expired	8,500	$1.96	12,500	$2.03
Ending balance	20,700	$1.92	20,700	$1.92
Options exercisable at end of period	20,700	$1.92	20,700	$1.92

7. Notes Payable

The Company maintains a line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”) for $500,000. The Line of Credit is currently set to expire on November 30, 2016.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at March 31, 2016 was approximately 4.50%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

As of June 30, 2015 and March 31, 2016 the Company had outstanding debt of $500,000 against the Line of Credit.

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all of its employees.  The impact of the plan on operations is as follows:

	THREE-MONTHS ENDED
	MARCH 31,
	2016	2015
Service cost-benefits earned during the period	$12,024	$15,519
Interest cost on projected benefit obligation	32,297	29,411
Expected return on plan assets	(26,855)	(24,319)
Amortization of actuarial loss	33,566	31,208

Net periodic pension cost	$51,032	$51,819

	NINE-MONTHS ENDED
	MARCH 31,
	2016	2015
Service cost-benefits earned during the period	$36,072	$46,557
Interest cost on projected benefit obligation	96,891	88,233
Expected return on plan assets	(80,565)	(72,957)
Amortization of actuarial loss	100,698	93,624

Net periodic pension cost	$153,096	$155,457

THE DEWEY ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract.  These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of March 31, 2016 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Revenues for the third quarter of fiscal year 2016 (the three month period ended March 31, 2016) were $896,557 lower when compared to the third quarter of fiscal year 2015 (the three month period ended March 31, 2015). The decrease in revenues was principally due to decreased levels of shipments of power products (generator sets), rodmeters and replacement parts, partly offset by increased shipment levels of additional new products, consisting of pumps.

Revenues for the nine months ended March 31, 2016 were $565,443 lower when compared to the nine month period ended March 31, 2015. The decrease in revenues was principally due to decreased levels of shipments of rodmeters, replacement parts and power products (generator sets) partly offset by increased levels of shipments of additional new products, consisting of pumps, bead breakers and conveyors.

For the three months ended March 31, 2016 production efforts to provide the Armed Forces with power products provided approximately 19% of revenues compared to approximately 69% for the third quarter of fiscal year 2015. Pumps, bead breakers and conveyors provided approximately 69% of revenues for the third quarter of fiscal year 2016 and provided approximately 15% of revenues in the third quarter of fiscal year 2015. Replacement parts and rodmeters provided approximately 12% of revenues for the third quarter of fiscal year 2016 and approximately 16% of revenues for the same period in fiscal year 2015. The Company had no revenues from customer sponsored research and development in either of the three months ended March 31, 2016 or March 31, 2015.

For the nine months ended March 31, 2016, production efforts to provide the Armed Forces with power products provided approximately 35% of revenues compared to approximately 55% for the nine months ended March 31, 2015. Pumps, bead breakers and conveyors provided approximately 43% of revenues for the nine months ended March 31, 2016 and approximately 16% of revenues in the same period in 2015. Replacement parts and rodmeters provided approximately 22% of revenues for the nine months ended March 31, 2016 and approximately 28% of revenues for the same period in fiscal year 2015. The Company had no revenues from customer sponsored research and development for the nine months ended March 31, 2016 and approximately 1% of revenues in the nine months ended March 31, 2015.

For further discussion of management initiatives regarding revenues see “Company Strategy” below.

The aggregate value of the Company’s backlog of sales orders was $3.0 million on March 31, 2016. The Company’s backlog of sales orders was $4.3 million on March 31, 2015.  It is estimated that a significant portion of the present backlog will be billed during the next 3 months and be recognized as fiscal year 2016 revenues with the balance being recognized in fiscal years 2017 through 2019.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $196,226 or 24% of revenues for the three month period ended March 31, 2016 compared to a gross profit of $431,580 or 25% of revenues for the same three month period in 2015. The lower gross profit for the three months ended March 31, 2016 was the result of lower sales and production volume, primarily of power products (generator sets), replacement parts and rodmeters, partly offset by increased sales of pumps and conveyors.

For the nine month period ended March 31, 2016 the Company’s gross profit was $1,018,299 or 27% of revenues compared to a gross profit of $1,180,427 or 28% of revenues for the nine month period ended March 31, 2015. The lower gross profit for the nine months ended March 31, 2016 was the result of lower sales and production volume, primarily of power products, replacement parts and rodmeters, partly offset by increased sales of bead breakers, pumps and conveyors.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended March 31, 2016 were $442,303 or 54% of revenues compared to $443,063 or 26% of revenues for the three month period ended March 31, 2015. The most significant changes in expense and the approximate amount of the changes were a decrease in corporate expense ($43,000), partly offset by an increase in legal expense and professional fees ($42,000).

Selling, General and Administrative expenses for the nine months ended March 31, 2016 were $1,378,866 or 37% of revenues compared to $1,395,154 or 33% of revenues for the nine month period ended March 31, 2015.  The most significant changes in expense and the approximate amount of the changes were a decrease in general corporate expense ($115,000), partly offset by increases in consulting expense ($96,000).

Interest Expense

For the three month period ended March 31, 2016 the Company had interest expense of $5,646 compared to $2,951 of interest expense in the three month period ended March 31, 2015.

For the nine month period ended March 31, 2016 the Company had interest expense of $14,618 compared to $6,847 of interest expense in the nine month period ended March 31, 2015.

Other Income/Expense – Net

Amounts reported as other income or expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $76,408 for the three months ended March 31, 2016 was primarily comprised of a refund of previously paid property taxes as a result of a recently approved tax appeal, partly offset by bank fees.

Other expense of $74,403 for the nine months ended March 31, 2016 was primarily comprised of a refund of previously paid property taxes as discussed above, partly offset by bank fees.

Net Loss Before Income Taxes

For the three months ended March 31, 2016 net loss before income taxes was $199,783. For the three months ended March 31, 2015 net loss before income taxes was $10,154.

Net loss for the three months ended March 31, 2016 was higher when compared to the same period last year due primarily to the result of a decrease in revenues as discussed above and an increase in selling, general and administrative expenses as discussed above.

For the nine months ended March 31, 2016 net loss before income taxes was $325,250.  For the nine months ended March 31, 2015 net loss before income taxes was $217,999.

Net loss for the nine months ended March 31, 2016 was higher when compared to the same period last year primarily as the result of an decrease in revenues as discussed above.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. As of March 31, 2016 the Company had approximately $1,165,000 and $147,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017.  In the nine month period ended March 31, 2016 these federal and state net deferred tax assets increased by approximately $111,000 and $20,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of March 31, 2016, the Company had no material capital expenditure commitments.  Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Line of Credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

At March 31, 2016, the Company’s working capital was $1,764,870 compared to $2,085,367 at June 30, 2015.

The ratio of current assets to current liabilities was 2.21 to 1 at March 31, 2016 and 2.23 to 1 at June 30, 2015.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Nine Months ended March 31,
	2016	2015
Net cash provided by/(used in)
Operating activities	$21,867	$174,380
Investing activities	(22,681)	(34,437)
Financing activities	-	-

Operating Activities:

Adjustments to reconcile net loss to net cash provided by/used in operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in the nine month period ended March 31, 2016 was principally due to a decrease in accounts receivable and an increase in accrued pension costs and was partly offset by the net loss, increases in inventory and prepaid expenses and other current assets, and decreases in trade accounts payable, accrued expenses and other liabilities.

Net cash provided by operating activities in the nine month period ended March 31, 2015 was principally due to a decrease in accounts receivable and an increase in accrued expenses and other liabilities and accrued pension costs, partly offset by the net loss, increases in inventory and prepaid expenses and other current assets, and decreases in trade accounts payable.

The Company expenses its research and development costs as incurred.  These costs consist primarily of salaries and material costs.  For the nine months ended March 31, 2016 and March 31, 2015, the Company expensed $0 and $3,079 respectively, of research and development costs.  Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first nine months of fiscal 2016, the Company used net cash of $22,681 in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of production equipment tooling, computers and building improvements.

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

The Company did not use any cash in financing activities during the nine-month period ended March 31, 2016.  During the fiscal year ended June 30, 2015, following the repayment described in the following paragraph, the Company borrowed $500,000 under the Line of Credit, all of which was outstanding as of March 31, 2016.

During the nine-month period ended March 31, 2015 the Company repaid $500,000 and subsequently borrowed $500,000 under the Line of Credit, all of which was outstanding as of March 31, 2015.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus one (1.00) percent and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at March 31, 2016 was approximately 4.50%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

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

Accounting Standards Updates

Refer to Note 2. Accounting Standards Updates in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Company Strategy - General

Beginning in March of 2013 the environment for Department of Defense contracting business has changed significantly with greatly reduced spending and delays in awarding contracts. This reduced level of business opportunities directly with the U.S. government, as well as with other Department of Defense contractors, has continued into the government’s fiscal year ending September 30, 2016, and we can give no assurances that this uncertainty or reduction in spending will end after such fiscal year. Effects of this changed environment have resulted in a continued decrease in the Company’s revenues from sales of generator sets to the U.S. Government and other government contractors. In this changing business environment the Company has been pursuing new opportunities through foreign military sales and an expansion of its product offerings, most notably with the acquisition of certain product lines from Goodman Ball Incorporated (“Goodman Ball”) as discussed below under “Long-Term Strategy”. The results of these efforts are reflected in the composition of the Company’s backlog at March 31, 2016.

The Company’s March 31, 2016 backlog of approximately $3.0 million consisted of approximately $1.8 million of the Company’s traditional products, consisting of power products and replacement parts, and approximately $1.2 million of additional new products noted above under “Revenues,” with deliveries scheduled between January 2016 and July 2018.

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

The Company’s 10 year indefinite delivery, indefinite quantity contract with the U.S. Army to supply 2kW generator sets expired at the end of November 2013 and deliveries of orders received under this contract have been completed. The Company engaged in negotiations with the U.S. Army for a new three year, sole source, indefinite quantity/indefinite delivery contract to produce 2kW generators; however, on May 1, 2014, the Company was notified that the U.S. Army no longer intended to award this contract. The Company anticipates that the Government will continue to require the Company’s 2kW generators, however we are unable to predict whether, when, or to what extent the Government will place orders for these generators. On May 6, 2014 the United States General Services Administration awarded the Company a five year contract to make the Company’s 2kW generator sets available for purchase for national defense purposes by the Department of Defense and other branches of the U.S. Government on the GSA.gov website or by individual “Purchase Orders”. The Company also continues to work to make these generators available through other websites and sales channels.

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

The Company believes that, by adding Goodman Ball products to the Company’s list of offerings, this transaction provides a number of opportunities relating to the first and second strategic objectives described above (growing profitability in areas where the Company already has a strong presence and expanding into related markets). At the time of the acquisition, Goodman Ball had no backlog of production orders for these products. The Company made sales for $2,127,000 of these products in the nine month period ended March 31, 2016, and as of March 31, 2016 has orders for an additional $1,175,000 of these products in backlog. It is estimated that approximately $300,000 of this Goodman Ball products backlog will be billed during the next 3 months and be recognized as fiscal year 2016 revenues with the balance being recognized in fiscal years 2017 through 2019.

The Company continues to act on the second strategic objective, working to expand into related power markets. Using our expertise in Direct Current power generation we have expanded our capabilities to include entire power systems integrating our traditional diesel power generation with renewable power sources, energy storage, power distribution and power management. The solutions remain man-portable or of similar scale, and management believes that our best opportunities involve isolated locations or unattended operation. For example, we are providing power for another company’s trailer mounted military remote monitoring systems. This type of integration delivers fuel savings as compared to traditional diesel generators while also enabling the optional integration of opportunistic power sources such as solar and wind. These accomplishments build on the Company’s previous accomplishments with vehicle mounted auxiliary power units, while also working with a growing group of partner companies. Management believes these activities can lead to expanded business with new types of military power requirements while also increasing our technical capabilities.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Controller, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Controller concluded that, as of March 31, 2016, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: May 16, 2016	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: May 16, 2016		/s/ Donna Medica
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