Form 10-K
period 2016-06-30
DEWEY ELECTRONICS CORP
filed 2016-10-05
CIK 28561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 2,035,241 at December 31, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 1,366,731 shares of common stock, par value $.01 per share, at September 26, 2016.

Documents Incorporated by Reference

Portions of the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

THE DEWEY ELECTRONICS CORPORATION
TABLE OF CONTENTS

Item		Page
PART I
1	Business	3

2	Properties	5

3	Legal Proceedings	6

4	Mine Safety Disclosures	6

PART II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6

6	Selected Financial Data	6

7	Management's Discussion and Analysis of Financial Condition And Results of Operations	7

7A.	Quantitative and Qualitative Disclosures about Market Risk	14

8	Financial Statements and Supplementary Data	15

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31

9A.	Controls and Procedures	32

9B.	Other Information	32

PART III

10	Directors, Executive Officers and Corporate Governance	33

11	Executive Compensation	33

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33

13	Certain Relationships and Related Transactions,and Director Independence	33

14	Principal Accounting Fees and Services	33

PART IV

15	Exhibits, Financial Statement Schedules	34

PART I

Item 1.    BUSINESS

The Dewey Electronics Corporation (the "Company") was incorporated in the State of New York in 1955. Located in Oakland, New Jersey, the Company is a systems oriented military electronics development, design and manufacturing organization with a focus on compact diesel power generation and power management solutions.

Approximately 39% of the Company’s revenue is derived from the production of power products, which consist of diesel operated tactical generators and associated hardware, electronics, and spare parts which are sold to various agencies of the U.S. Government and to other defense contractors (for sale to the Department of Defense and to foreign militaries). The balance of the Company’s revenue is derived from orders for non-power products such as spare parts and other electro-mechanical systems, including speed and measurement instrumentation primarily for the U.S. Navy. Also included in non-power products are sales to the U.S. Air Force relating to the non-power product lines acquired from Goodman Ball Incorporated (“Goodman Ball”) in fiscal 2013.

For almost two decades the Company was the sole source provider of the 2kW diesel operated tactical generator set under long-term contracts with the Department of Defense. These contracts were the Company’s primary source of business. An initial contract was awarded by the U.S. Army in 1996, and was replaced by a second one in 2001. The second contract expired in fiscal 2013 and final deliveries were made in fiscal 2014. The total amount of orders delivered under both contracts amounted to approximately $84 million and approximately 20,000 2kW generators. Starting in fiscal 2013 the Company engaged in negotiations with the U.S. Army for a new three year sole source contract to produce 2kW generators, but in May of 2014 the Company was notified that the U.S. Army no longer intended to award a prime contract.

Since the completion of its last 2kW contract, the Company has continued to produce the same 2kW generator for the Department of Defense under individual purchase orders. It also sells the 2kW generator through other companies to foreign militaries and continues to explore other sales channels. Although the Company believes that it is the only provider of this generator to the Department of Defense and foreign militaries, it is not possible to predict whether, when, or to what extent sales of the 2kW generator will continue.

The Company is, however, no longer dependent on the 2kW program as its primary source of business. In the past few years the Company has diversified its product offerings, and today the 2kW generator is a small part of all the power products and services the Company sells. In addition, as noted above, in fiscal 2016 sales of non-power products accounted for 61% of the Company’s revenues. In fiscal years 2015 and 2014 these sales were 27% and 18% of revenue respectively. The Company has also diversified its customer base for power products and non-power products, within the Department of Defense, as well as with foreign countries.

In response to its new business environment and to further evolve from and build on its former successes, the Company has designed and is rolling out an ambitious, multi-faceted long-term strategy to achieve new opportunities for growth in both existing operations and new directions. See “Long-Term Growth Strategy” in Item 7 below (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Compliance with Federal, state and local environmental provisions has had no material effect upon capital expenditures, income or the competitive position of the Company. Accordingly, no material capital expenditures are anticipated for environmental compliance.

As of September 23, 2016 the Company had a work force of 24 employees, consisting of 23 full-time employees, and one part-time employee. Fluctuations in the work force during the year generally result from uneven contract requirements and variations in the mix of products.

See Item 7 below (Management's Discussion and Analysis of Financial Condition and Results of Operations) for additional information.

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

Liquidity; Financing Activities

For the fiscal year ended June 30, 2016, the Company had net income of approximately $116,000 and net cash inflows from operations of approximately $712,000. Net cash inflows from operations were principally due to net income before depreciation, decreases in accounts receivable and inventories, and an increase in accrued pension costs, partially offset by decreases in accounts payable, accrued expenses and other liabilities.

Management believes that the Company’s current cash and its $500,000 line of credit, which currently expires November 30, 2016, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

See “Financing Activities” in Item 7 below (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for additional information regarding the Company’s line of credit.

Government Defense Business

Historically, virtually all of the Company’s revenues were derived from U.S. Government defense business, comprised of business with the U.S. Department of Defense or with other Government contractors. Although our business is now more diverse, the Company’s relationship with and revenues from these sources are significant to its operations and the loss of substantial Government business would have a material adverse effect on our business.

See “Long-Term Growth Strategy” in Item 7 below (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for additional information regarding Company strategy.

Government Contracting; Competition

The Government defense business is routinely subject to changes in military procurement policies and objectives, as well as to Government budgetary constraints. Periods of heightened national security concerns and combat operations, as well as changing political conditions within the Congress and/or the White House, have often introduced new priorities and demands, external delays, and increased uncertainty into the defense contracting marketplace. In addition, the Department of Defense budgeting and planning process is a rolling and extended timeline. Historically, the process of including expenditures in this budget could take a minimum of 12 to 24 months.

Automatic budget cuts, known as “sequestration”, began in March of 2013 and have resulted in significant contraction of spending across the Department of Defense. They have also created uncertainty in our customers about the continuation of funding for our products and the availability of future funding to initiate new programs. This uncertainty has led to a far larger reduction in actual defense spending than just the legislated or mandated sequestration reduction, primarily due to delays in contract awards and the reduction or elimination of some programs.

In addition to sequestration cuts, over the last few years U.S. forces returned from Iraq and Afghanistan with excess generators that lessened the need for replacements. This excess equipment, combined with a strategic regrouping within the Department of Defense around ground combat, has continued the uncertainty and contraction of the market for mobile power products.

The foregoing factors are contributing to a more difficult and more challenging business environment. This uncertainty as well as the reduction in overall Government spending has continued through the Government’s fiscal year, ended September 30, 2016 and we can give no assurances that this uncertainty or reduction in spending will end after this fiscal year.

Approval of the Department of Defense budget does not guarantee that budgeted expenditures will actually be made and, in particular, that we will receive an award or order for a product. Among other things, we bid for this business in competition with many defense contractors, including firms that are larger in size and have greater financial resources.

All of our contracts with the federal Government are subject to the standard provision for termination at the convenience of the Government.

Suppliers

Although raw materials are generally available from a number of suppliers, the Company is at times dependent upon a specific supplier or a limited number of suppliers of material for a particular contract. The Company’s principal suppliers are: Martin Diesel Inc., Electro Mechanical Specialists, LLC and Dependable Precision Manufacturing Inc. During fiscal year 2016, no suppliers accounted for 10% or more of material purchases. See Note 1-B of the Notes to the Financial Statements. We purchase components pursuant to purchase orders and do not have long-term contracts with any vendors. While there may be some temporary delays, problems regarding source and availability of raw materials have had no material adverse effect on operations. However, we cannot give any assurances that these sources of supply will continue to be available to us or, if any or all of these sources are not available to us when we need them to be available, that the Company will be able to implement alternative sources of supply without undue delay or expense.

Item 2.    PROPERTIES

The Company's 49,200 square foot facility at 27 Muller Road, Oakland, New Jersey was constructed in 1981. This facility houses the Company’s executive offices and manufacturing operations. Approximately 90% of this facility is being utilized for production (one shift), staging and storage.

The Company’s facility is located on 90 acres of land owned by the Company adjacent to an interchange of Interstate Route 287. Approximately 68 acres of land (including approximately 20 acres of flat ground) are not being used by the Company in its operations. For further information regarding the Company’s long-term strategy with respect to its real estate holdings, see “Long-Term Growth Strategy” under Item 7 below (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

As described in Item 1 above (Business), the Company has a $500,000 line of credit. Any loans drawn under the line of credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and a Commercial Mortgage Security Agreement on the Company’s real property. As of the date of this Annual Report, the Company has $250,000 of outstanding borrowings against this line of credit.

Item 3.     LEGAL PROCEEDINGS

No material legal or environmental proceedings involving the Company are pending.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.     MARKET FOR REGISTRANTS’S COMMON EQUITY AND RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded over-the-counter under the symbol "DEWY”.

The table below sets forth the high and low market prices of the Company's common stock for each quarter during the last two fiscal years.

	Quarterly Common Stock Price Range
	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
1st Quarter	$2.15	$2.04	$2.39	$2.21
2nd Quarter	2.34	1.95	2.33	2.05
3rd Quarter	2.34	1.95	2.45	2.02
4th Quarter	2.10	1.90	2.40	2.05

Price information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

There were no dividends declared or paid during fiscal years 2016 and 2015. The Company has no plans to pay dividends in the foreseeable future.

The number of holders of record of the Company's common stock as of September 26, 2016 was 257.

Item 6.      SELECTED FINANCIAL DATA

Not applicable.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Financial Statements, including the related notes thereto, appearing elsewhere in this Annual Report. Certain statements in this report may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company’s operations, markets, products, services and prices and specifically, the factors discussed below under “Long-Term Growth Strategy” and in Item 1 above (Business – Operational Risks). Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company’s operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Business Environment:

As described in Item 1 above (Business) under “Operational Risks – Government Contracting; Competition”, there has been a significant reduction in Department of Defense spending due to automatic federal budget cuts, known as “sequestration”, that began in March of 2013. In addition to sequestration cuts, over the last few years U.S. forces returned from Iraq and Afghanistan with excess generators that lessened the need for replacements. The foregoing factors are contributing to a more difficult and more challenging business environment.

Results of Operations:

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of June 30, 2016 and 2015, the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

Revenues in fiscal year 2016 were $765,188 lower when compared to fiscal year 2015. The lower total for fiscal 2016 was primarily the result of a decrease in revenues for power products (generators) partially offset by an increase non-power products (rod meters and pumps), when compared with fiscal 2015.

In fiscal year 2016, production efforts to provide power products to the U.S. Department of Defense, Government contractors, and foreign militaries, which includes diesel operated tactical generator sets and associated equipment, provided approximately 39% of revenues compared to approximately 73% in fiscal year 2015. Non-power products including replacement parts and other short-term business provided approximately 61% of revenues in fiscal year 2016 and approximately 27% of revenues in fiscal year 2015. Customer funded research and development efforts provided no revenues in fiscal 2016 and less than 1% of revenues in fiscal 2015.

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

The aggregate value of the Company’s backlog of sales orders was approximately $1.7 million on June 30, 2016 and approximately $3.2 million on June 30, 2015. It is estimated that a substantial portion of this backlog will be billed during the next 12 months and recognized as fiscal year 2017 revenues.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $1,822,770 or 31% of revenues for fiscal year 2016 compared to a gross profit of $1,734,772 or 26% of revenues for fiscal year 2015. The higher gross profit for fiscal year 2016 was the result of an increase in the proportion of higher margin sales of non-power products (including rod meters and pumps) when compared to fiscal 2015, and a more favorable product mix within the Company’s replacement parts and short-term business when compared to fiscal 2015.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for fiscal 2016 were $1,735,339 or 30% of revenues compared to $1,843,114 or 28% of revenues in fiscal 2015. The most significant decreases in expense were decreases in corporate expense of $148,000 and salaries and wages of $79,000, which were partially offset by increases in consulting fees of $84,000 and legal and professional fees of $43,000.

Interest Expense

The Company had interest expense of $20,368 in fiscal 2016 and interest expense of $14,107 in fiscal 2015.

Other Expense-Net

Amounts reported as other expense represent the net effect of interest income and miscellaneous items such as the sale of scrap, bank transaction fees and other like items.

Other income of $49,056 for fiscal year 2016 was comprised of a property tax refund (due to a successful real property tax appeal) in the amount of $46,179 and scrap sales, partially offset by bank and credit card fees.

Other income of $2,389 for fiscal year 2015 was comprised of scrap sales of $2,380 and a New Jersey state energy efficiency investment rebate of $5,250, partly offset by bank fees of $5,241.

Income/(Loss) Before Provision for Income Taxes

Income before provision for income taxes for fiscal year 2016 was $116,119. For the year ended June 30, 2015 loss before provision for income taxes was $120,060.

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

The Company has provided a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $997,000 and $117,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards. These federal and state net operating loss carry-forwards expire beginning in 2027 and 2017 respectively.

Inflation

Historically, inflation has not had a material effect on net sales and revenues and on income from continuing operations. Management does not believe that inflation in fiscal year 2016 had a material effect on net sales and revenues.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a $500,000 line of credit. As of June 30, 2016, the Company had no material capital expenditure commitments. Management believes that the Company’s current cash and its line of credit, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.
For additional information regarding the Company’s line of credit and other financing matters, see “Financing Activities” below.

At June 30, 2016, the Company’s working capital was $2,219,597 compared to $2,085,367 at June 30, 2015.

The ratio of current assets to current liabilities was 3.73 to 1 at June 30, 2016 and 2.23 to 1 at June 30, 2015.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Years ended June 30,
	2016	2015
Net cash (used in)/provided by
Operating activities	$712,128	$(101,206)
Investing activities	(19,984)	(31,303)
Financing activities	(500,000)	-

Operating Activities:

Adjustments to reconcile net income to net cash provided by/(used in) operations are presented in the Statements of Cash Flows in the Company’s Financial Statements.

Net cash provided by operating activities in fiscal year 2016 was comprised primarily of net income before depreciation, decreases in accounts receivable and inventories, and an increase in accrued pension costs, partially offset by decreases in accounts payable and accrued expenses and other liabilities.

Net cash used in operating activities in fiscal year 2015 was comprised primarily of net loss before depreciation and amortization, increases in accounts receivable, inventories and prepaid expenses and other current assets, and a decrease in accounts payable, partly offset by increases in accrued expenses and other liabilities and accrued pension costs.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2016 and 2015, the Company expensed $0 and $3,071, respectively, of research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as incurred.

Investing Activities:

During fiscal year 2016, net cash of $19,984 was used in investing activities. The entire amount was used for capital expenditures, principally for building improvements ($9,650), computer hardware and software ($5,852), tooling ($3,820) and test equipment ($662).

During fiscal year 2015, net cash of $31,303 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of additional production equipment and computers.

Financing Activities:

The Company maintains a $500,000 line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”). The Line of Credit expires on November 30, 2016.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus 1.00% and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at June 30, 2016 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below) anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

As of June 30, 2016 the Company had no outstanding borrowings against the Line of Credit. During fiscal year 2015 the Company repaid $500,000 which it subsequently re-borrowed and the Bank gave the Company a waiver for a temporary technical financial ratio covenant default. The Company did not use any other cash in financing activities during fiscal years 2016 and 2015. As of the date of this Annual Report the Company has $250,000 of outstanding borrowings against the Line of Credit.

The Company is in discussions with the Bank to renew the Line of Credit for an additional year. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company will consider other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

The Company is exploring avenues to monetize its real estate holdings. For further information, see “Long-Term Growth Strategy” below.

Accounting Standards Updates Not Yet Effective:

Accounting Standards Updates first effective after June 30, 2016 are not expected to have a material effect on the Company’s financial position or results of operations. For further information, see Note 2 of the Notes to the Financial Statements.

Long-Term Growth Strategy:

The Company’s business environment over the last few years has changed significantly due to governmental and industry developments. There has been a significant reduction in Department of Defense spending for new programs. This reduction began in 2013 with the automatic federal budget cuts called “sequestration”. In 2014, the Department of Defense notified us that it no longer would award a prime contract for 2kW generators, leading to a reduction in demand for the Company’s power products. Also, over the last few years U.S. forces returned from Iraq and Afghanistan with excess generators thus lessening demand for replacements.

In response to this new business environment, the Company has designed and is rolling out an ambitious, multi-faceted long-term strategy to achieve new opportunities for growth in both existing operations and new directions. In doing so, we will build upon our experience in adapting to this challenging business environment, which has for several years led us to aggressively pursue the diversification of our product lines and our customer base, including an increased focus on sales of non-power products (which, compared to 15% of revenue in fiscal 2013, were 18% of revenue in fiscal 2014, 27% of revenue in fiscal 2015 and 61% of revenue in fiscal 2016) and foreign military sales (which, compared to 3% of revenue in fiscal 2013, were 68% of revenue in fiscal 2014, 42% of revenue in fiscal 2015 and 19% of revenue in fiscal 2016). Compared to a gross margin of 20% in fiscal 2013, our gross margin (which has increased year to year since fiscal 2012) was 26% in fiscal 2014, 26% in fiscal 2015 and 31% in fiscal 2016.

Our new long-term strategy is intended to exploit the Company’s existing strengths and build new capabilities in order to increase revenue, market presence and ultimately profitability in both power and non-power products and services. Key elements of our new growth strategy include:

●
Increase Innovation and Extend our Technology Capabilities. We plan to increase our investment in research and development to prudently and selectively expand and enhance our capabilities of product design and performance in both the power and non-power contexts. We intend to leverage our core competencies in power and related products with developments and applications that will economically allow for new offerings to meet new and different demands in our existing markets.

●
Expand our Sales and Marketing Capabilities. We intend to increase our investment over time in our sales organization to aggressively pursue existing and new relationships with both domestic and foreign military customers of power and non-power products and services. We believe that with a modest investment in sales and marketing we can exploit our niche presence, reputation and relationships to identify, target and develop new customers and opportunities. We intend to engage one or more experienced sales and/or marketing personnel to guide and implement this initiative. In addition, we intend to pursue strategic acquisitions to enhance and expand relationships with customers and business partners as discussed below.

●
Increase Penetration with Existing Customers. To complement our sales and marketing initiative above, we intend to focus in particular on recent and existing customers and business partners, including the Department of Defense, who know us as reliable and competitive, to explore new opportunities. Our goal is to demonstrate new and expanded capabilities based in part on the favorable qualities of our existing products and services as well as our strong reputation, to sell additional products and services to our existing customers. We believe that as a relatively small company, we can economically mine existing relationships for new opportunities.

●
Pursue Strategic Acquisitions. We intend to continue to opportunistically pursue selective acquisitions and joint ventures to extend our presence into new markets with new products and realize operational value from our cost-effective facility, among other benefits. In 2013, the Company acquired certain assets, rights of manufacture and intellectual property from Goodman Ball, a maker of military equipment based in Menlo Park, California. As part of this transaction, among other things, the Company obtained certain product lines, contracts with the Department of Defense and its prime contractors, and business destined for foreign militaries. The Company believes that, by adding the product lines to the Company’s list of offerings, the acquisition provided a number of opportunities similar to those described above. In fiscal 2016, the Company had sales of $2.8 million relating to those product lines acquired from Goodman Ball. The Company’s long-term strategy includes growth through acquisitions such as the one from Goodman Ball. Beginning last year, the Company increased these acquisition efforts with a focus on other small defense-related companies and/or product lines that fit within the Company’s profile and complement our growth goals. In this regard, management believes that the Company’s best targets have revenue below $10 million, manufacturing that can be brought into the Company’s factory, products in military power and energy or that relate to our existing non-power products; and customers and/or products that are on established long-term programs. To the extent that such acquisitions are not financed solely out of cash flow from the acquired business, the Company will consider raising acquisition capital, which may include monetizing certain real-estate holdings, either by debt financing or sale.

●
Monetize Real Estate Assets for Growth. As described in Item 2 (Properties) above, the Company’s real estate holdings consist of approximately 90 acres of which approximately 68 acres (including approximately 20 acres of flat ground) are not used in our operations. The Company is exploring avenues to monetize and deploy value that is locked up in these assets. As with the strategic acquisitions described above, the Company would consider prudent utilization of such assets to facilitate operational growth that will be more accretive to stockholders in the long term. Such assets also may be monetized to acquire assets such as product lines as opposed to full businesses. The Company will seek guidance from qualified finance professionals to assist in evaluating and facilitating the Company’s efforts in this regard.

We are encouraged by the fact that in a recent successful real property tax appeal, our building (including the land used in the Company’s operations) was appraised for approximately $4.5 million, based on comparable values for 49,000 square feet of commercial space. With respect to our unused land, although New Jersey’s “Highlands Water Protection Act and Planning Act” currently imposes severe restrictions on development, we believe that there are strong reasons why this property should not be subject to the restrictions on development. Further, while not as valuable a potential use as development, we would consider a transaction with a conservation organization as a means of avoiding the expense and regulatory uncertainties inherent in a development transaction.

●
Recruit, Retain, and Develop Talent. The Company recognizes the need for excellent personnel in facilitating its multi-pronged growth strategy. Accordingly, in pursuing acquisitions (and depending on our financing situation) we intend to deliberately and selectively focus on the recruitment, development and retention of one or more technically sophisticated personnel, experienced sales and marketing personnel, finance and acquisition personnel, and other personnel, all of whom ideally will be experienced in our industry with companies of similar profile circumstances.

The foregoing components of the Company’s long-term growth strategy have been designed to work collectively on an integrated basis, while individually advancing a separate portion of our comprehensive growth plan. While we can give no assurances of success, management believes that it is the right time and in the stockholders’ best interests to accelerate and innovate these growth and development efforts. This timing coincides with management’s heightened belief that the Company’s business prospects are underappreciated and its common stock is undervalued. Management is committed to correcting these misperceptions by aggressively pursuing its long-term growth strategy and continuously evaluating and enhancing its effectiveness.

Critical Accounting Policies and Estimates:

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of June 30, 2016 and 2015 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

The Company has a defined benefit pension plan covering substantially all of its employees. FASB’s Accounting Standards Codification 715 (ASC 715), “Compensation – Retirement Benefits”, provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plans.

With regard to the Company’s pension plan, the Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 3.50% as of June 30, 2016, which is lower than the assumed discount rate of 4.00% as of June 30, 2015. The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return. The assumed long-term rate of return of 5.00% on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. The value of the Company’s pension assets at fiscal year-end 2016 was less than the accumulated pension benefit obligation, however, there was an increase in prepaid net periodic benefit which resulted in the Company recording $39,000 as a non-cash adjustment to other comprehensive income/(loss) in stockholders’ equity and decreasing its long-term pension liability by $39,000. In fiscal year 2015, the Company recorded $85,363 as a non-cash adjustment to other comprehensive income/(loss) in stockholders’ equity and increased its long-term pension liability by $85,363. These changes to other comprehensive loss did not affect net income and are recorded net of deferred taxes. See Note6 of the Notes to Financial Statements for additional pension disclosures.

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

The Company reviews the carrying costs of its inventories and assesses whether the carrying costs of inventory items are likely to be recoverable. At the end of fiscal year 2016 the Company determined that an adjustment of $11,940 was required to reduce inventory balances to net realizable value.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Dewey Electronics Corporation

We have audited the accompanying balance sheets of The Dewey Electronics Corporation (the “Company”) as of June 30, 2016 and 2015, and the related statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dewey Electronics Corporation as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP
October 5, 2016
Iselin, New Jersey

The Dewey Electronics Corporation
Balance Sheets	June 30
ASSETS:	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$539,742	$347,598
Accounts receivable	497,862	1,329,327
Inventories	1,889,908	2,031,232
Prepaid expenses and other current assets	106,047	73,204

TOTAL CURRENT ASSETS	3,033,559	3,781,361

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,957,815	1,948,165
Machinery and equipment	3,342,690	3,332,356
Furniture and fixtures	268,700	268,700
	6,220,220	6,200,236
Less accumulated depreciation	(5,386,655)	(5,348,560)
	833,565	851,676

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$3,932,219	$4,698,132

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Notes payable – current portion	$-	$500,000
Trade accounts payable	123,495	348,253
Accrued expenses and other liabilities	236,665	443,798
Accrued compensation and benefits payable	152,573	200,186
Accrued pension costs	301,229	203,757

TOTAL CURRENT LIABILITIES	813,962	1,695,994

LONG-TERM PENSION LIABILITY	1,012,005	1,051,005

TOTAL LIABILITIES	1,825,967	2,746,999

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--

Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,362,031 shares outstanding at June 30, 2016 and 2015, respectively	16,934	16,934
Additional paid-in capital	2,882,842	2,882,842
Retained earnings	546,747	430,628
Accumulated other comprehensive loss	(853,243)	(892,243)
	2,593,280	2,438,161
Less: Treasury stock, 331,366 shares at June 30, 2016 and 2015, at cost	(487,028)	(487,028)

TOTAL STOCKHOLDERS' EQUITY	2,106,252	1,951,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,932,219	$4,698,132

See accompanying Notes to the Financial Statements

The Dewey Electronics Corporation
Statements of Operations
                                   Years Ended June 30,

	2016	2015

Revenues	$5,846,048	$6,611,236

Cost of revenues	4,023,278	4,876,464

Gross profit	1,822,770	1,734,772

Selling, general and administrative expenses	1,735,339	1,843,114

Operating income / (loss)	87,431	(108,342)

Interest expense	(20,368)	(14,107)

Other income – net	49,056	2,389

Income /(loss) before provision for income taxes	116,119	(120,060)

Provision for income taxes	--	--

NET INCOME / (LOSS)	$116,119	$(120,060)

NET INCOME / (LOSS)PER COMMON SHARE – BASIC	$0.09	$(0.09)
NET INCOME / (LOSS)PER COMMON SHARE – DILUTED	$0.09	$(0.09)

Weighted average shares outstanding
Basic	1,362,031	1,362,031
Diluted	1,364,267	1,362,031

Statements of Comprehensive Income/(Loss)

	Years Ended June 30,
	2016	2015
Net income / (loss)	$116,119	$(120,060)
Amortization of actuarial gains and losses	39,000	(85,363)

Comprehensive income/(loss)	$155,119	$(205,423)

See accompanying Notes to the Financial Statements

The Dewey Electronics Corporation

Statements of Stockholders’ Equity
Years ended June 30, 2016 and 2015

					Accumulated
			Additional		Other	Treasury stock		Total
	Common	Stock	Paid-in	Retained	Comprehensive	at Cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance, June 30, 2014	1,693,397	$16,934	$2,882,842	$550,688	$(806,880)	331,366	$(487,028)	$2,156,556
Net loss	--	--	--	(120,060)	--	--	--	(120,060)
Minimum pension
liability adjustment	--	--	--	--	$(85,363)	--	--	(85,363)
Balance, June 30, 2015	1,693,397	$16,934	$2,882,842	$430,628	$(892,243)	331,366	$(487,028)	$1,951,133

Net income	--	--	--	$116,119	--	--	--	$116,119
Minimum pension liability adjustment	--	--	--	--	$39,000	--	--	$39,000
Balance, June 30, 2016	1,693,397	$16,934	$2,882,842	$546,747	$(853,243)	331,366	$(487,028)	$2,106,252

See the accompanying Notes to the Financial Statements

The Dewey Electronics Corporation
Statements of Cash Flows

	Years ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income /(loss)	$116,119	$(120,060)
Adjustments to reconcile net(loss)to net
Cash provided by/(used in) operating activities:
Depreciation	38,095	36,431
Provision for inventory reserve	11,940	46,329
Decrease/(Increase) in accounts receivable	831,465	(70,033)
Decrease/(Increase) in inventories	129,384	(116,997)
Increase in prepaid expenses and other current assets	(32,843)	(16,010)
Decrease in accounts payable	(224,758)	(21,960)
(Decrease)/Increase in accrued expenses and other liabilities	(254,746)	145,355
Increase in accrued pension costs	97,472	15,739

Total adjustments	596,009	18,854

Net cash provided by / (used in) operating activities	712,128	(101,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(19,984)	(31,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	--	500,000
Repayment of short-term borrowings	(500,000)	(500,000)

Net cash used in financing activities	(500,000)	--

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	192,144	(132,509)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	347,598	480,107

CASH AND CASH EQUIVALENTS AT END OF YEAR	$539,742	$347,598

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$22,198	$14,107

See the accompanying Notes to the Financial Statements

The Dewey Electronics Corporation
Notes to the Financial Statements
Years ended June 30, 2016 and 2015

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of June 30, 2016 and 2015 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

B. Concentration Risks

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable. The Company maintains accounts with financial institutions which exceed the current federally insured maximum of $250,000. The Company minimizes risks associated with cash by periodically reviewing the credit quality of its primary financial institutions. The Company’s accounts receivable are principally with Department of Defense contractors and agencies of the United States Department of Defense. One Department of Defense contractor accounted for 44% of the Company’s accounts receivable as of June 30, 2016. As of June 30, 2015 one Department of Defense contractor accounted for 71% of the Company’s accounts receivable.

Product Concentration Risk

In fiscal 2016 the Company derived approximately 39% of its revenues from the sale of power products, consisting of diesel operated tactical generator sets and associated hardware and electronics. In fiscal 2015 the Company derived approximately 73% of its revenues from sales of these products.

Supplier Concentration Risks

The Company is primarily dependent on four vendors to supply qualified components for its generator products. During fiscal years 2016 and 2015, no supplier accounted for 10% or more of material purchases.

Customer Concentration Risks

In fiscal year 2016 the various agencies of the Department of Defense accounted for approximately 50% of Company revenues. In fiscal year 2015 the various agencies of the Department of Defense accounted for approximately 23% of Company revenues and two Department of Defense contractors additionally accounted for approximately 18% and 14% respectively, of Company revenues. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2016 or 2015.

C. Liquidity

For the fiscal year ended June 30, 2016, the Company had net income of approximately $116,000 and net cash inflows from operations of approximately $712,000. Net cash inflows from operations were principally due to net income before depreciation, decreases in accounts receivable and inventories, and increase in accrued pension costs, partially offset by decreases in accounts payable, accrued expenses and other liabilities. The Company believes that the Company’s current cash and its line of credit (described below), which currently expires November 30, 2016, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Reference is made to Note 8 “Credit Facility” under Notes to the Financial Statements of this Annual Report for additional information regarding this line of credit.

D. Cash and Cash Equivalents

The Company considers investments in all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

E. Accounts Receivable

The Company regularly reviews its trade receivables for probability of collection. An assessment of the probability of collection of delinquent accounts is made and an allowance is recorded when collection becomes uncertain. There was no allowance for doubtful accounts as of June 30, 2016 or June 30, 2015.

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

I. Development Costs

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the fiscal years ended June 30, 2016 and 2015, the Company expensed $0 and $3,071 respectively, of research and development costs. Research and development projects performed under contracts for customers are billed to the customer and are recorded as contract costs as incurred.

J. Impairment of Long-Lived Assets

The Company reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no impairments of long-term assets in the years ended June 30, 2016 and 2015.

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

L. Deferred Costs

The Company is continuing to actively pursue possible methods of monetizing the undeveloped and unused portion of its property, by its sale and/or development. To that end the Company has deferred $65,095 as of June 30, 2016 and 2015 of costs incurred related to these efforts.

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

N. Stock Based Compensation

The Company computes the value of stock options granted under its Stock Option Plans using the Cox-Roth-Rubenstein Binomial Tree Method. The value of the options are then amortized over the vesting period of the options using the straight-line method. No stock options were granted in fiscal years 2016 or 2015.

2. Accounting Standards Updates Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It will also result in enhanced revenue related disclosures. ASU 2014-09 originally provided that it would be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. However, in August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14 Revenue from Contracts with Customers - Deferral of Effective Date, which deferred the effective adoption date of “ASU 2014-09” to apply to fiscal years and interim reporting periods within those years beginning after December 15, 2017.

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15 Presentation of Financial Statements – Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” This ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.
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
In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which requires an entity to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). It applies to all entities and, for public business entities, is effective for annual periods ending after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.

The Company expects to adopt the ASUs described above when effective and is currently evaluating the effect on its financial statements. Other Accounting Standards Updates first effective after June 30, 2016 are not expected to have a material effect on the Company’s financial position or results of operations.

3. Inventories

Inventories consist of:

	June 30,
	2016	2015

Finished goods	$66,652	$115,563
Work in progress	944,267	752,711
Raw materials	878,989	1,162,958
	$1,889,908	$2,031,232

4. Accrued Expenses and Other Liabilities

	June 30,
	2016	2015

Customer deposits	$43,586	$15,956
Accrued audit & accounting	83,088	83,088
Accrued warranty reserve	39,089	66,083
Other accrued expenses	70,902	278,671

	$236,665	$443,798

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

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 (the “1998 Plan”) which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees. Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant. As of June 30, 2016, outstanding options were exercisable for ten years from the date of grant, except for one grant totaling 4,700 options which were exercisable for a five year term, and had expiration dates ranging from September 21, 2016 to September 21, 2021. No additional options may be granted under this plan.

There were no stock options granted in fiscal 2016 or in fiscal 2015. The Company recorded no stock option compensation expense in either fiscal year 2016 or fiscal year 2015.

The changes in the number of shares under option are as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2014	37,200	$2.02

Granted during 2015	--

Expired	(4,000)	2.47

Balance at June 30, 2015	33,200	1.96

Granted during 2016	--

Expired	(12,500)	2.03

Balance at June 30, 2016	20,700	$1.92
Exercisable at June 30, 2016	20,700	$1.92

At the Annual Meeting of Stockholders on December 5, 2001, the Company adopted a Stock Option Plan for Non-Employee Directors (the “Directors Plan”). The number of shares issuable upon exercise of options which may be granted under this plan shall not exceed 50,000 shares of common stock. No options have been granted under this plan.

Listed below is a summary of the stock options outstanding and exercisable at June 30, 2016:

		Weighted Average	Weighted Average
Exercise Price	Options	Exercise Price	Remaining Life-Years

$1.60	2,300	$1.60	2.4
2.24	6,000	2.24	3.8
2.00	6,000	2.00	4.5
1.71	4,700	1.71	0.2
1.55	1,700	1.55	5.2

	20,700	$1.92	3.14

As of June 30, 2016, stock options outstanding and exercisable had an intrinsic value of $2,613.

6. Taxes on Income

Deferred tax assets and liabilities as of June 30, 2016 and 2015 consisted of the following:

Deferred Tax assets/(liabilities):	2016	2015
Current
Vacation accrual	$51,376	$51,933
Deferred compensation	--	9,985
Inventory reserve	49,683	44,815
Prepaids	(27,763)	(19,069)
	73,296	87,664
Less valuation allowance	(73,296)	(87,664)
Total current deferred tax asset	--	--
Non-current
Pension	525,556	501,152
Depreciation	(27,118)	(30,945)
Net operating loss	542,344	615,601
	1,040,782	1,085,808
Less valuation allowance	(1,040,782)	(1,085,808)
Total non-current deferred tax assets	--	--
Total deferred tax assets	$--	$--

The Company has provided a valuation allowance against its net deferred taxes as it believes that it is more likely than not that it will not realize the tax attributes. In fiscal 2016, the Company recorded a valuation allowance against its deferred tax assets as it believes that it is more likely than not that it will not realize the tax attributes. Federal and state net operating loss carry-forwards expire in 2027 through 2035 and 2017 through 2022, respectively.

As of June 30, 2016, the Company has approximately $1,503,000 and $514,000 of federal and state, respectively, net operating loss carry-forwards expiring beginning in 2017 through 2035.

Income tax (benefit)/expense consists of the following:

	Year Ended June 30,
	2016	2015
Federal
Current	$--	$--
Deferred	37,599	(21,473)
State:
Current	--	--
Deferred	7,026	(514)
	44,625	(21,987)

Change in valuation allowance	(44,625)	21,987
Income tax expense	$--	$--

The reconciliation of the Federal statutory rate with the Company’s effective tax rate is summarized as follows:

	Years ended June 30,
	2016	2015
Federal statutory rate	34.00%	34.00%
State tax net of federal benefit	6.05	0.43
Other/Expiration of NOL	(1.62)	(16.12)
Change to carrying value of deferred tax assets	--	--
Change in valuation allowance	(38.43)	(18.31)
Effective rate	0.00%	0.00%

The Company adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold, and a measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the years ended June 30, 2016 or 2015.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended June 30, 2016 and 2015.

The Company files corporate tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions. The Company is subject to tax examination for fiscal tax years of 2012 through 2015.
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

The Company has assumed, based upon high quality corporate bond yields with similar maturities as the benefit obligation, AA rated or higher, that its assumed discount rate will be 3.50% as of June 30, 2016, which is lower than the assumed discount rate of 4.00% as of June 30, 2015. The Company’s management conducts an analysis which includes a review of plan asset investments and projected future performance of those investments to determine the plan’s assumed long-term rate of return.

The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the Plan’s enrolled actuary. The Company made cash contributions to the Plan of approximately $107,000 and $192,000 in fiscal years 2016 and 2015, respectively. The estimated fiscal year 2017 minimum contribution to the Plan is approximately $80,000.

The following tables provide information about changes in the benefit obligation and Plan assets and the funded status of the Company’s pension plan.

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$3,286,682	$2,990,505
Service cost	48,096	62,074
Interest cost	129,189	117,645
Actuarial (gain)/loss	75,553	184,822
Benefits paid plus administrative expenses	(75,382)	(68,364)
Benefit obligation at end of year	$3,464,138	$3,286,682

Change in plan assets:
Fair value of plan assets at beginning of Year	$2,031,920	$1,836,846
Actual return on plan assets	87,711	71,905
Employer contributions	106,655	191,533
Benefits paid plus administrative expenses	(75,382)	(68,364)
Fair value of plan assets at end of year	$2,150,904	$2,031,920
Funded status	(1,313,234)	(1,254,762)
Unrecognized net loss	1,012,005	1,051,005
Accrued pension expense	$(301,229)	$(203,757)

	07/01/2016- 06/30/2017	07/01/2015- 06/30/2016
Weighted-average assumptions
Discount rate	3.50%	4.00%
Expected return on plan assets	5.00%	5.25%
Rate of compensation increase	2.75%	3.00%
Measurement Date	07/01/2016	07/01/2015

Set forth below is a summary of the amounts reflected in the Company’s Balance Sheet at the end of the last two fiscal years:

June 30, 2016	June 30, 2015
Total accrued pension liability	$(1,313,234)	$(1,254,762)
Accumulated other comprehensive loss, pre-tax	1,012,005	1,051,005
Net amount recognized	$(301,229)	$(203,757)

The accumulated benefit obligation for the Plan was $3,464,138 and $3,286,682 at June 30, 2016, and 2015, respectively.

Other changes in Plan assets and benefit obligations recognized in the Other Comprehensive Loss for each fiscal year are as follows:

	June 30, 2016	June 30, 2015
Change in net loss /(gain)	$95,263	$210,193
Amortization of net loss	(134,263)	(124,830)
	$(39,000)	$85,363

Accumulated Other Comprehensive Loss consisted of the following amounts that had not, as of year-end, been recognized in net benefit cost.

	June 30, 2016	June 30, 2015

Unrecognized net loss	$1,012,005	$1,051,005

Amounts included in Accumulated Other Comprehensive Loss as of June 30, 2016 that are expected to be recognized as a component of benefit cost during fiscal 2016 consist of amortization of net loss of $134,263.

Components of periodic pension costs as of June 30, 2016 and 2015 are as follows:

	2016	2015
Service cost-benefits earned during the period	$48,096	$62,074
Interest cost on projected benefit obligation	129,189	117,645
Expected return on plan assets	(107,421)	(97,276)
Amortization of actuarial loss	134,263	124,830

Net periodic pension cost	$204,127	$207,273

Weighted Average Assumptions for Net Periodic Pension Expense
	2016	2015
Discount rate	4.00%	4.00%
Expected long-term rate of return on assets	5.25%	5.25%
Rate of increase in future compensation levels	3.00%	3.00%

Retirement Plan for Employees of Dewey Electronics Corporation’s weighted average asset allocations at June 30, 2016, and 2015, by asset category are as follows:

	2016	2015
Asset Category
Fixed Funds with Guaranteed Interest Rates	100%	100%
Total	100%	100%

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

The following table sets forth a summary of changes of fair value of the Retirement Plan’s Level 3 assets for the fiscal year ended June 30, 2016.

All Fixed Funds
Balance, June 30, 2015	$2,031,920
Actual return on plan assets	87,711
Purchases and sales	31,273
Transfers in and/or out of Level 3	-
Balance June 30, 2016	$2,150,904

The expected future benefit payments for the years ended June 30, are as follows:

2017	$142,000
2018	$158,000
2019	$161,000
2020	$164,000
2021	$172,000
Five years thereafter	$889,000

8. Earnings Per Share

Net income/(loss) per share has been presented pursuant to ASC Topic 260, “Earnings per Share”. Basic net income/(loss) per share is computed by dividing reported net income/(loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income/(loss) per share is computed by dividing reported net income/(loss) available to common shareholders by the weighted average number of shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income/(loss) per common share computations. Certain stock options were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average numbers of such shares are 7,762 and 33,200, respectively, for the years ended June 30, 2016 and 2015.

	Year Ended June 30, 2016
	Income	Shares	Per Share Amount
Basic net income per common share	$116,119	1,362,031	$.09
Effect of dilutive securities	--	2,236	--
Diluted net income per common share	$116,119	1,364,267	$.09

	Year Ended June 30, 2015
	Loss	Shares	Per Share Amount
Basic net loss per common share	$(120,060)	1,362,031	$(0.09)
Effect of dilutive securities	--	--	--
Diluted net loss per common share	$(120,060)	1,362,031	$(0.09)

9. Credit Facility

The Company maintains a line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”) for $500,000. The Line of Credit expires on November 30, 2016.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus 1.00%and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at June 30, 2016 was approximately 4.25%. The Company has previously utilized the Line of Credit during periods of increased production requirements and (subject to renewal of the Line of Credit as described below) anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of June 30, 2016, the Company had no outstanding borrowings against the Line of Credit. As of the date of this Annual Report, the Company has an outstanding balance against the Line of Credit of $250,000.

The Company is in discussions with the Bank to renew the Line of Credit for an additional year. In the event the Line of Credit is not renewed on terms acceptable to the Company, the Company will consider other financing sources (though no assurances can be given that such financing can be obtained or, if obtained, the timing thereof).

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Controller, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Controller concluded that, as of June 30, 2016, the design and operation of the Company's disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2016 based on those criteria issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.     OTHER INFORMATION

None

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

The Company’s Code of Ethics is available at our website at www.deweyelectronics.com

Item 11.     EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 403 of Regulation S-K

Information in response to this Item is incorporated herein by reference from the Company's definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 201(d) of Regulation S-K

Equity Compensation Plan Information as of June 30, 2016

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category

Equity compensation plans approved by security holders	20,700	$1.922	183,000

Equity compensation plans not approved by security holders	--	--	--

Total	20,700	$1.922	183,000

All of the outstanding options (column a) were granted under the Company’s 1998 Plan.

Securities available for future issuance (column c) consist of 133,000 options available for grant under the Company’s 2011 Plan and 50,000 options available for grant under the Company’s Directors Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Dewey Electronics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE DEWEY ELECTRONICS CORPORATION

/s/	/s/
John H.D. Dewey	Donna M. Medica
President and Chief Executive Officer	Controller

DATE: October 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John H.D. Dewey	Director	October 5, 2016
John H.D. Dewey

/s/ James M. Link	Director	October 5, 2016
James M. Link

/s/ Nathaniel Roberts	Director	October 5, 2016
Nathaniel Roberts

/s/ Robert Meissner	Director	October 5, 2016
Robert Meissner

/s/ Ron Tassello	Director	October 5, 2016
Ron Tassello

THE DEWEY ELECTRONICS CORPORATION
INDEX TO EXHIBITS

The following exhibits are filed as part of this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number

3	(a)	Certificate of Incorporation as amended. This item was filed as partof the Registrant's Form 10-K for the year ended June 30, 1988 and isherein incorporated by reference.

3	(b)	By Laws as amended. This item was filed as part of the Registrant's Form 10-K for the year ended June 30, 1988 and is herein incorporated by reference.

10	(a)	2011 Stock Option Plan. This item was filed with the Registrant’s Definitive Proxy Statement for the 2011 annual meeting of stockholders on December 8, 2011 and is herein incorporated by reference.

10	(b)
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
Letter from TD Bank N.A. to The Dewey Electronics Corporation dated December 1, 2015. This item was filed with the Registrant’s Form 10-Q for the period ended December 31, 2015 and is herein incorporated by reference.

10	(f)
Amended and Restated Revolving Term Note made by The Dewey Electronics Corporation in favor of TD Bank N.A. dated November 8, 2013. This item was filed with the Registrant’s Form 10-Q for the period ended September 30, 2013 and is herein incorporated by reference.

10	(g)
Loan and Security Agreement between The Dewey Electronics Corporation and TD Bank, NA dated April 20, 2009. This item was filed with the Registrant’s Form 10-Q for the period ended March 31, 2009 and is herein incorporated by reference.

10	(h)
Commercial Mortgage and Security Agreement and Assignment of Leases and Rents between The Dewey Electronics Corporation and TD Bank, NA dated November 8, 2013. This item was filed with the Registrant’s Form 10-Q for the period ended September 30, 2013 and is herein incorporated by reference.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2		Certification of Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)