Form 10-Q
period 2016-09-30
DEWEY ELECTRONICS CORP
filed 2016-11-10
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,366,731 at October 26, 2016.

THE DEWEY ELECTRONICS CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS
	SEPTEMBER 30,	JUNE 30,
	2016	2016
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$496,376	$539,742
Accounts receivable	198,953	497,862
Inventories	2,073,614	1,889,908
Prepaid expenses and other current assets	95,958	106,047

TOTAL CURRENT ASSETS	2,864,901	3,033,559

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,957,815	1,957,815
Machinery and equipment	3,342,690	3,342,690
Furniture and fixtures	268,700	268,700
	6,220,220	6,220,220
Less accumulated depreciation	(5,396,110)	(5,386,655)
	824,110	833,565

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$3,754,106	$3,932,219

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable – current portion	$250,000	$-
Trade accounts payable	80,477	123,495
Accrued expenses and other liabilities	208,993	236,665
Accrued compensation and benefits payable	152,621	152,573
Accrued pension costs	310,860	301,229
TOTAL CURRENT LIABILITIES	1,002,951	813,962

LONG-TERM PENSION LIABILITY	981,640	1,012,005

TOTAL LIABILITIES	1,984,591	1,825,967

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued; and 1,366,731 shares and 1,362,031 shares outstanding at September 30, 2016 and June 30, 2016, respectively	16,934	16,934
Additional paid-in capital	2,883,970	2,882,842
Retained earnings	171,608	546,747
Accumulated other comprehensive loss	(822,878)	(853,243)
	2,249,634	2,593,280
Less: Treasury stock of 326,666 shares and 331,366 shares at September 30, 2016 and June 30, 2016, respectively, at cost	(480,119)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	1,769,515	2,106,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,754,106	$3,932,219

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE-MONTHS ENDED SEPTEMBER 30,
	2016	2015

Revenues	$473,225	$1,205,032

Cost of revenues	535,252	802,549

Gross (loss)/profit	(62,027)	402,483

Selling, general & administrative	317,578	448,363

Operating loss	(379,605)	(45,880)

Interest expense	--	(3,601)

Other income/(expense) – net	4,466	(870)

Loss before income taxes	(375,139)	(50,351)

Provision for income tax	--	--

NET LOSS	$(375,139)	$(50,351)

NET LOSS PER COMMON SHARE-BASIC	$(0.27)	$(0.04)
NET LOSS PER COMMON SHARE-DILUTED	$(0.27)	$(0.04)

Weighted average number of shares outstanding:
Basic	1,366,731	1,362,031
Diluted	1,366,731	1,362,031

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015

Other comprehensive loss

Net loss	$(375,139)	$(50,351)
Amortization of actuarial gains and losses	30,365	33,566

Comprehensive loss	$(344,774)	$(16,785)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(375,139)	$(50,351)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation	9,455	9,145
Provision for inventory reserve	87,448	6,577
Decrease in accounts receivable	298,909	739,560
Increase in inventories	(271,154)	(402,115)
Decrease in prepaid expenses and
other current assets	10,089	5,371
Decrease in trade accounts payable	(43,018)	(62,308)
Decrease in accrued expenses and other liabilities	(27,672)	(237,096)
Increase/(decrease) in accrued compensation and
benefits payable	48	(50,307)
Increase/(decrease) in accrued pension costs	9,631	(2,743)
Total adjustments	73,736	6,084

NET CASH USED IN OPERATING ACTIVITIES	(301,403)	(44,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	--	(9,553)

NET CASH USED IN INVESTING ACTIVITIES	--	(9,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	250,000	--
Proceeds from exercise of stock options	8,037	--

NET CASH USED IN FINANCING ACTIVITIES	258,037	--

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,366)	(53,820)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	539,742	347,598

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$496,376	$293,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$--	$3,601

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.
Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by The Dewey Electronics Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Form 10-K”).

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of September 30, 2016, and the results of operations and cash flows for the three-months then ended. The results of operations and cash flows for the period ended September 30, 2016 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2017.

As of September 30, 2016, there have been no material changes to any of the significant accounting policies described in our 2016 Form 10-K.

Liquidity

During the three months ended September 30, 2016, the Company had a net loss of approximately $375,000 and net cash outflows from operations of approximately $301,000. Net cash outflows were principally due to the net loss, increases in net inventories, and decreases in trade accounts payable and accrued expenses and other liabilities, and were partly offset by a decrease in accounts receivable.

The Company believes that the Company’s current cash and its line of credit, which currently expires November 30, 2017, combined with progress payments as well as billings at the time of delivery of products, will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the line of credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Revenue Recognition

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of September 30, 2016 and 2015 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

The Company expects to adopt the ASUs described above when effective and is currently evaluating the effect on its financial statements. Other Accounting Standards Updates not described above (or in the Company’s 2016 Form 10-K) and first effective after September 30, 2016 are not expected to have a material effect on the Company’s financial position or results of operations.

3. Inventories

Inventories consist of:
	September 30, 2016	June 30, 2016

Finished Goods	$11,420	$66,652
Work In Progress	1,085,344	944,267
Raw Materials	976,850	878,989
Total	$2,073,614	$1,889,908

4. Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,125,000 and $141,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2017. In the three month period ended September 30, 2016 these federal and state net deferred tax assets increased by approximately $128,000 and $23,000, respectively, as a result of a net loss for the period.

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. For the three months ended September 30, 2016 and September 30, 2015, respectively, all outstanding stock options (16,000 shares on September 30, 2016 and 33,200 shares on September 30, 2015) were excluded from the computation of earnings per share due to their anti-dilutive effect.

	Three-months Ended September 30,
	2016			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(375,139)	1,366,731	$(.27)	$(50,351)	1,362,031	$(.04)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(375,139)	1,366,731	$(.27)	$(50,351)	1,362,031	$(.04)

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

On December 2, 1998, the Company adopted its Stock Option Plan of 1998 which was amended and restated effective December 5, 2001, pursuant to which options to purchase a maximum of 85,000 shares of common stock may be granted to executives and key employees. Incentive stock options have been granted under this plan with an exercise price no less than fair market value of the stock on the date of grant. Outstanding options generally are exercisable for ten years from the date of grant. Outstanding options have expiration dates ranging from December 2, 2018 to September 21, 2021. No additional options may be granted under this plan.

There were no stock options granted in the first quarter of fiscal 2017 (quarter ended September 30, 2016) or in the first quarter of fiscal 2016 (quarter ended September 30, 2015). The Company recorded no stock option compensation expense for either of the three month periods ended September 30, 2016 or September 30, 2015.

For the full fiscal year ending June 30, 2017, the Company does not expect any stock option compensation expense based on stock options already granted and assuming no further option grants during the remainder of the fiscal year. However, our assessment of the compensation expense will be affected by the number of stock options actually granted (if any) during the remainder of the year as well as the number of outstanding options that are forfeited.

Stock option transactions for the Company’s employee stock option plans for the quarter ended September 30, 2016 are as follows:

		Weighted
		Average
	Shares	Exercise Price
Beginning balance	20,700	$1.92
Granted	--	--
Exercised	(4,700)	1.71
Cancelled or expired	--	--
Ending balance	16,000	1.98
Options exercisable at end of period	16,000	1.98

7. Notes Payable

The Company maintains a line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”) for $500,000. On November 4, 2016, the Bank notified the Company that it has extended the Line of Credit, which was due to expire on November 30, 2016, for an additional year ending November 30, 2017. No other terms of the Company’s revolving term note to the Bank were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus 1.00% and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at September 30, 2016 was approximately 4.50%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of September 30, 2016, the Company had $250,000 of outstanding borrowings against the Line of Credit.

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees.  The impact of the plan on operations is as follows:

	THREE-MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Service cost-benefits earned during the period	$13,894	$12,024
Interest cost on projected benefit obligation	29,745	32,297
Expected return on plan assets	(26,623)	(26,855)
Amortization of actuarial loss	30,365	33,566
Net periodic pension cost	$47,381	$51,032

THE DEWEY ELECTRONICS CORPORATION

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q, and with the audited financial statements, including the notes thereto, appearing in the Company’s 2016 Form 10-K. Certain statements in this report may be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, governmental, competitive and technological factors affecting the Company’s operations, markets, products, services and prices and, specifically, the factors discussed below under “Financing Activities” and “Long-Term Growth Strategy”, and in Item 1 (Business) of the Company’s 2016 Form 10-K under the subheading “Operational Risks”. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

The Company’s operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparisons of recorded revenues and earnings may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Critical Accounting Policies and Estimates

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions affect the application of our accounting policies. Actual results could differ from these estimates. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. The Company’s critical accounting policies and estimates include revenue recognition on contracts and contract estimates, pensions, impairment of long-lived assets, inventory valuation, and valuation of deferred tax assets and liabilities. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note 1 of the Notes to the Financial Statements included in the Company’s 2016 Form 10-K.

Business Environment:

Automatic budget cuts, known as “sequestration”, began in March of 2013 and have resulted in significant contraction of spending across the Department of Defense. They have also created uncertainty in our customers about the continuation of funding for our products and the availability of funding to initiate new programs. This uncertainly has led to a far larger reduction in actual spending than just the legislated or mandated sequestration reduction, primarily due to delays in contract awards and the reduction or elimination of some programs. In addition to sequestration cuts, over the last few years U.S. forces returned from Iraq and Afghanistan with excess generators that lessened the need for replacements. This excess equipment, combined with a strategic regrouping within the Department of Defense around global combat, has continued the uncertainty and contraction of the market for global power products.

The foregoing factors are contributing to a more difficult and more challenging business environment. This uncertainty as well as the reduction in overall Government spending may continue through this Government fiscal year, beginning October 1, 2016, and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

For additional information, please refer to Item 1 (Business) of the Company’s 2016 Form 10-K.

Results of Operations:

Revenues

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of September 30, 2016 the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

For the three months ended September 30, 2016, production efforts to provide power products to the U.S. Department of Defense, Government contractors, and foreign militaries, which includes diesel operated tactical generator sets and associated equipment, was approximately $354,000 or 75% of revenues compared to approximately $501,000 or 42% of revenues for the three months ended September 30, 2015. Non-power products including replacement parts and other short-term business accounted for $120,000 or 25% of revenues in the three months ended September 30, 2016 and approximately $704,000 or 58% of revenues for the same period in fiscal year 2016. Customer funded research and development efforts provided no revenues in either of the first quarters of fiscal years 2017 and 2016.

Overall, revenues for the first quarter of fiscal year 2017 (the three month period ended September 30, 2016) were approximately $732,000 lower when compared to the first quarter of fiscal year 2016. Almost two-thirds of the reduction was attributable to non-power products, where orders that were booked to ship in the first quarter of fiscal year 2017, instead shipped at the end of fiscal year 2016. The rest of this reduction resulted from decreases in customer orders for power products. Management believes that shipments for non-power products will increase in the remaining three quarters of fiscal year 2017 resulting in annual sales below fiscal year 2016 levels but exceeding those of fiscal year 2015. In addition, management believes that shipments for power products will continue to lag behind fiscal 2016 levels through the third quarter of fiscal year 2017 but that a substantial increase in shipments of these products in the fourth quarter will produce annual sales that are consistent with fiscal 2016 levels.

The above estimates for future periods are based on orders that management expects to receive but have not yet been received. No assurances can be made that such orders will be received and, to the extent received, the timing thereof.

For further discussion regarding business environment and management initiatives see “Long-Term Growth Strategy” below.

The aggregate value of the Company’s backlog of sales orders was $2.2 million on September 30, 2016. The Company’s backlog of sales orders was $3.2 million on September 30, 2015. Most of the reduction in backlog is due to the decrease in orders for power products discussed above. It is estimated that a significant portion of the present backlog will be billed during the next 9 months and be recognized as fiscal year 2017 revenues with the balance being recognized in fiscal years 2018 through 2020.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company had a gross loss of $62,027 or (13.1%) of revenues for the three months ended September 30, 2016 compared to a gross profit of $402,483 or 33% of revenues for the same period in fiscal year 2016. The gross loss for the first quarter of fiscal year 2017 was primarily due to a decrease in overall sales of both power and non-power products resulting in production levels which were below those necessary to absorb overhead. This resulted in unallocated overhead being expensed in the first quarter of fiscal year 2017. Management expects factory production to increase in the remainder of this fiscal year to levels similar to the prior fiscal year, and therefore the gross profit percentage to largely recover.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for the first three months of fiscal year 2017 were $317,578 or 67% of revenues compared to $448,363 or 37% of revenues in the first three months of fiscal year 2016. The most significant changes in expense and the approximate amounts of the changes were decreases in consulting fees $71,000, compensation $30,000, recruiting fees $23,000 and other $7,000.

Loss Before Income Taxes

Loss before income taxes was $375,139 for the three months ended September 30, 2016. Loss before income taxes was $50,351 for the three months ended September 30, 2015.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,125,000 and $141,000 of federal and state net deferred tax assets respectively, primarily arising from net operating loss carryforwards, expiring beginning in 2017. In the three month period ended September 30, 2016 these federal and state net deferred tax assets increased by approximately $128,000 and $23,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of September 30, 2016, the Company had no material capital expenditure commitments. Management believes that the Company’s current cash and its line of credit, which (as described under “Financing Activities” below) currently expires on November 30, 2017, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Line of Credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

At September 30, 2016, the Company’s working capital was $1,861,950 compared to $2,219,597 at June 30, 2016.

The ratio of current assets to current liabilities was 2.86 to 1 at September 30, 2016 and 3.73 to 1 at June 30, 2016.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Three Months ended September 30,
	2016	2015
Net cash provided by(used in)
Operating activities	$(301,403)	$(44,267)
Investing activities	--	(9,553)
Financing activities	258,037	--

Operating Activities:

Adjustments to reconcile net income to net cash provided by operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities for the three month period ended September 30, 2016 was principally due to the net loss, an increase in net inventories, (due to work in progress on generator sets and non-power products expected to ship this year), and decreases in trade accounts payable and accrued expenses and other liabilities, and was partially offset by a decrease in accounts receivable.

Net cash used in operating activities in the three month period ended September 30, 2015 was principally due to the net loss, increases in inventories, decreases in accrued expenses and other liabilities, accrued compensation and benefits payable, and was partly offset by a decrease in accounts receivable.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the three month periods ended September 30, 2016 and September 30, 2015 the Company did not incur any research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first three months of fiscal 2017, no cash was used in investing activities.

During the first three months of fiscal 2016, net cash of $9,553 was used in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of computers and tooling.

Financing Activities:

The Company maintains a $500,000 line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”). On November 4, 2016, the Bank notified the Company that it has extended the Line of Credit, which was due to expire on November 30, 2016, for an additional year ending November 30, 2017. No other terms of the Company’s revolving term note to the Bank were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus 1.00% and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at September 30, 2016 was approximately 4.5%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

As of September 30, 2016 the Company has $250,000 of outstanding borrowings against the Line of Credit. During fiscal year 2015 the Company repaid $500,000 which it subsequently re-borrowed and the Bank gave the Company a waiver for a temporary technical financial ratio covenant default. During fiscal year 2016 the Company repaid $500,000. The Company did not use any other cash in financing activities during fiscal years 2016 and 2015.

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

In response to this new business environment, the Company has designed and is rolling out an ambitious, multi-faceted long-term strategy to achieve new opportunities for growth in both existing operations and new directions. In doing so, we will build upon our experience in adapting to this challenging business environment, which has for several years led us to aggressively pursue the diversification of our product lines and our customer base, including an increased focus on sales of non-power products and foreign military sales.

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

●
Monetize Real Estate Assets for Growth. As described in Item 2 (Properties) of the Company’s 2016 Form 10-K, the Company’s real estate holdings consist of approximately 90 acres of which approximately 68 acres (including approximately 20 acres of flat ground) are not used in our operations. The Company is exploring avenues to monetize and deploy value that is locked up in these assets. As with the strategic acquisitions described above, the Company would consider prudent utilization of such assets to facilitate operational growth that will be more accretive to stockholders in the long term. Such assets also may be monetized to acquire assets such as product lines as opposed to full businesses. The Company will seek guidance from qualified finance professionals to assist in evaluating and facilitating the Company’s efforts in this regard.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Controller, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Controller concluded that, as of September 30, 2016, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding securities sold or issued by us during the three months ended September 30, 2016, that were not registered under the Securities Act of 1933 (the “Securities Act”).  Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

On September 16, 2016, we issued an aggregate of 4,700 shares of common stock upon the exercise of options for aggregate consideration of $8,037. The shares of common stock issued upon the exercise of stock options described above were issued under the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Item 5. Other Information

See the discussion of the extension of the Line of Credit to November 30, 2017 in Note 7. Notes Payable in the Notes to the Condensed Financial Statements section of this Quarterly Report.

Item 6. Exhibits

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: November 10, 2016	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: November 10, 2016		/s/ Donna Medica
Donna Medica
Controller

THE DEWEY ELECTRONICS CORPORATION

INDEX TO EXHIBITS

The following exhibits are included with this report. For convenience of reference, exhibits are listed according to the numbers assigned in the Exhibit table to Regulation S-K.

Number

10.1
Letter from TD Bank, N.A. extending Line of Credit, dated November 4, 2016

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