Form 10-Q
period 2016-12-31
DEWEY ELECTRONICS CORP
filed 2017-02-13
CIK 28561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,366,731 at February 1, 2017.

THE DEWEY ELECTRONICS CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.CONDENSED FINANCIAL STATEMENTS

THE DEWEY ELECTRONICS CORPORATION
CONDENSED BALANCE SHEETS
	DECEMBER 31,	JUNE 30,
	2016	2016
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$433,994	$539,742
Accounts receivable	259,624	497,862
Inventories	2,037,723	1,889,908
Prepaid expenses and other current assets	79,897	106,047

TOTAL CURRENT ASSETS	2,811,238	3,033,559

PLANT, PROPERTY AND EQUIPMENT:
Land and improvements	651,015	651,015
Building and improvements	1,963,939	1,957,815
Machinery and equipment	3,349,393	3,342,690
Furniture and fixtures	268,700	268,700
	6,233,047	6,220,220
Less: accumulated depreciation	(5,405,566)	(5,386,655)
	827,481	833,565

DEFERRED COSTS	65,095	65,095

TOTAL ASSETS	$3,703,814	$3,932,219

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Note payable – current portion	$450,000	$--
Trade accounts payable	23,598	123,495
Accrued expenses and other liabilities	188,328	236,665
Accrued compensation and benefits payable	124,516	152,573
Accrued pension costs	358,240	301,229
TOTAL CURRENT LIABILITIES	1,144,682	813,962

LONG-TERM PENSION LIABILITY	951,276	1,012,005

TOTAL LIABILITIES	2,095,958	1,825,967

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 250,000 shares, issued and outstanding-none	--	--
Common stock, par value $.01; authorized 3,000,000 shares; 1,693,397 shares issued and 1,366,731 shares and 1,362,031 shares outstanding at December 31, 2016 and June 30, 2016, respectively	16,934	16,934
Additional paid-in capital	2,883,970	2,882,842
Retained earnings	(20,415)	546,747
Accumulated other comprehensive loss	(792,514)	(853,243)
	2,087,975	2,593,280
Less: Treasury stock of 326,666 shares and 331,366 shares at December 31, 2016 and June 30, 2016, respectively, at cost	(480,119)	(487,028)

TOTAL STOCKHOLDERS’ EQUITY	1,607,856	2,106,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,703,814	$3,932,219

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	THREE-MONTHS ENDED DECEMBER 31,		SIX-MONTHS ENDED DECEMBER 31,
	2016	2015	2016	2015

Revenues	$951,200	$1,678,642	$1,424,425	$2,883,674

Cost of revenues	752,787	1,259,054	1,288,039	2,061,602

Gross profit	198,413	419,588	136,386	822,072

Selling, general and administrative	395,406	488,199	712,984	936,563

Operating loss	(196,993)	(68,611)	(576,598)	(114,491)

Interest expense	(3,194)	(5,371)	(3,194)	(8,972)

Other income/(expense)– net	8,164	(1,135)	12,630	(2,005)

Loss before income taxes	(192,023)	(75,117)	(567,162)	(125,468)

Provision for income tax	--	--	--	--

Net loss	$(192,023)	$(75,117)	$(567,162)	$(125,468)

Net loss per common share-Basic	$(0.14)	$(0.06)	$(0.41)	$(0.09)
Net loss per common share-Diluted	$(0.14)	$(0.06)	$(0.41)	$(0.09)

Weighted average number of shares outstanding:
Basic	1,366,731	1,362,031	1,366,731	1,362,031
Diluted	1,366,731	1,362,031	1,366,731	1,362,031

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2016	2015	2016	2015
Other comprehensive loss – net of tax

Net loss	$(192,023)	$(75,117)	$(567,162)	$(125,468)
Amortization of actuarial losses	30,365	33,566	60,730	67,132

Comprehensive loss	$(161,658)	$(41,551)	$(506,432)	$(58,336)

See accompanying notes to condensed financial statements

THE DEWEY ELECTRONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)	SIX-MONTHS ENDED
	DECEMBER 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(567,162)	$(125,468)
Adjustments to reconcile net loss to
Net cash (used in)/provided by operating activities:
Depreciation	18,911	18,289
Decrease in accounts receivable	238,238	535,559
Increase in inventories	(236,806)	(203,559)
Provision for inventory reserve	88,991	7,534
Decrease/(Increase) in prepaid expenses and
other current assets	26,150	(5,443)
Decrease in trade accounts payable	(99,897)	(80,042)
Decrease in accrued expenses and other liabilities	(48,337)	(195,227)
Decrease in accrued compensation and benefits payable	(28,057)	(66,878)
Increase in accrued pension costs	57,011	31,303
Total adjustments	16,204	41,536

NET CASH USED IN BY OPERATING ACTIVITIES	(550,958)	(83,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant, property and equipment	(12,827)	(21,860)

NET CASH USED IN INVESTING ACTIVITIES	(12,827)	(21,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	450,000	--
Proceeds from exercise of stock options	8,037	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	458,037	--

NET DECREASE IN CASH AND CASH EQUIVALENTS	(105,748)	(105,792)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	539,742	347,598

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$433,994	$241,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$3,194	$8,972

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s financial position as of December 31, 2016, and the results of operations for the three and six months then ended and cash flows for the six months then ended. The results of operations and cash flows for the period ended December 31, 2016 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending June 30, 2017.

As of December 31, 2016, there have been no material changes to any of the significant accounting policies described in our 2016 Form 10-K.

Liquidity

During the six months ended December 31, 2016, the Company had a net loss of approximately $567,000 and net cash outflows from operations of approximately $551,000. Net cash outflows were principally due to the net loss, an increase in inventory, and a decrease in trade accounts payable, accrued expenses and other liabilities, partially offset by a decrease in accounts receivable.

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

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of December 31, 2016 and 2015, the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

The Company expects to adopt the ASUs described above when effective and is currently evaluating the effect on its financial statements. Other Accounting Standards Updates not described above (or in the Company’s 2016 Form 10-K)and first effective after December 31, 2016 are not expected to have a material effect on the Company’s financial position or results of operations.

3. Inventories

Inventories consist of:
	December 31, 2016	June 30, 2016

Finished Goods	$292,792	$66,652
Work In Progress	864,172	944,267
Raw Materials	880,759	878,989
Total	$2,037,723	$1,889,908

4. Taxes on Income

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company has approximately $1,190,000 and $152,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017. In the six month period ended December 31, 2016 these federal and state net deferred tax assets increased by approximately $193,000 and $35,000, respectively, as a result of a net loss for the period.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations. For the three months ended December 31, 2016, outstanding stock options for 16,000 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the three months ended December 31, 2015, options for 29,200 shares were excluded as a result of their anti-dilutive effect on the net loss per share for the period.

For the six months ended December 31, 2016, outstanding stock options for 16,000 shares were excluded from the calculation of diluted net loss per share as a result of their anti-dilutive effect on the net loss for the period. For the six months ended December 31, 2015, options for 29,200 shares were excluded due to the exercise price of the options exceeding the average share price for the period.

	Three-months Ended December 31,
	2016			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(192,023)	1,366,731	$(.14)	$(75,117)	1,362,031	$(.06)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(192,023)	1,366,731	$(.14)	$(75,117)	1,362,031	$(.06)

	Six-months Ended December 31,
	2016			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic net loss
per common share	$(567,162)	1,366,731	$(.41)	$(125,468)	1,362,031	$(.09)

Effect of dilutive Securities	--	--	--	--	--	--
Diluted net loss per common share	$(567,162)	1,366,731	$(.41)	$(125,468)	1,362,031	$(.09)

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

There were no stock options granted in the first six months of fiscal 2017 (period ended December 31, 2016) or in the first six months of fiscal 2016 (period ended December 31, 2015). The Company recorded no stock option compensation expense for either of the six month periods ended December 31, 2016 or December 31, 2015.

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

Stock option transactions for the Company’s employee stock option plans for the three and six months ended December 31, 2016 are as follows:

	December 31, 2016
	Three Months		Six Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning balance	16,000	$1.98	20,700	$1.92
Granted	--	--	--	--
Exercised	--	--	(4,700)	1.71
Cancelled or expired	--	--	--	--
Ending balance	16,000	$1.98	16,000	$1.98
Options exercisable at end of period	16,000	$1.98	16,000	$1.98

7. Notes Payable

The Company maintains a line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”) for $500,000. On November 4, 2016, the Bank notified the Company that it has extended the Line of Credit, which was due to expire on November 30, 2016, for an additional year ending November 30, 2017. No other terms of the Company’s revolving term note to the Bank were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus 1.00% and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at December 31, 2016 was approximately 4.75%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity. As of December 31, 2016, the Company had $450,000 of outstanding borrowings against the Line of Credit.

8.  Pension Plan

The Company has a non-contributory defined benefit retirement plan covering substantially all its employees.  The impact of the plan on operations is as follows:

	THREE-MONTHS ENDED
	DECEMBER 31,
	2016	2015
Service cost-benefits earned during the period	$13,894	$12,024
Interest cost on projected benefit obligation	29,745	32,297
Expected return on plan assets	(26,623)	(26,855)
Amortization of actuarial loss	30,365	33,566

Net periodic pension cost	$47,381	$51,032

	SIX-MONTHS ENDED
	DECEMBER 31,
	2016	2015
Service cost-benefits earned during the period	$27,788	$24,048
Interest cost on projected benefit obligation	59,490	64,594
Expected return on plan assets	(53,245)	(53,710)
Amortization of actuarial loss	60,730	67,132

Net periodic pension cost	$94,763	$102,064

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

The foregoing factors are contributing to a more difficult and more challenging business environment. This uncertainty as well as the reduction in overall Government spending may continue through this Government fiscal year, which began October 1, 2016, and we can give no assurances that this uncertainty or reduction in spending would end after such fiscal year.

For additional information, please refer to Item 1 (Business) of the Company’s 2016 Form 10-K.

Results of Operations:

Revenues

Revenues and earnings for orders for replacement parts and other short term business are recorded when deliveries of product are made and title and risk of loss have been transferred to the customer and collection is probable.

Revenues and estimated earnings under long-term defense contracts (including research and development contracts) are recorded using the percentage-of-completion method of accounting, measured as the percentage of costs incurred to estimated total costs of each contract. These calculations require management to estimate the cost to complete open orders. Changes between those estimates and the actual cost of completion of delivery orders impact the revenue recognition in each reporting period. Estimates are adjusted as necessary on a quarterly basis. For research and development contracts total costs incurred are compared to total expected costs for each contract. As of December 31, 2016, the Company had no uncompleted contracts on which revenue has been recognized on a percentage of completion basis.

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

For the three months ended December 31, 2016, production efforts to provide power products to the U.S. Department of Defense, Government contractors, and foreign militaries, which includes diesel operated tactical generator sets and associated equipment, were $522,858 or 55% of revenues compared to $1,000,975 or 60% of revenues for the three months ended December 31, 2015. Non-power products including replacement parts and other short-term business accounted for $428,341 or 45% of revenues in the three months ended December 30,2016 and $677,692 or 40% of revenues for the same period in fiscal year 2016. Customer funded research and development efforts provided no revenues in either of the second quarters of fiscal years 2017 and 2016.

For the six month period ended December 31, 2016 revenues related to power products were $876,493 or 62% of revenues compared to $1,501,915 or 52% of revenues for the same period in fiscal 2016 (six months ended December 31, 2015). Non-power products for the six months ended December 31, 2016 were $547,932 or 38% of revenues compared to $1,381,804 or 48% of revenues for the six months ended December 31, 2015.

Overall, revenues for the six month period ended December 31, 2016 were approximately $1,459,000 lower when compared to the six month period ended December 31, 2015. More than half of the reduction was attributable to non-power products, consisting mostly of orders that were booked to ship in the first quarter of fiscal year 2017 but instead shipped at the end of fiscal year 2016. The rest of this reduction resulted from decreases in customer orders for power products. Management believes that shipments for power and non-power products will increase in the remaining two quarters of fiscal year 2017, but will continue to lag behind fiscal year 2016 levels. These reduced levels are primarily the result of expected customer orders for shipments in fiscal 2017 being delayed into the following fiscal year.
The above estimates for future periods are based on orders that management expects to receive but have not yet been received. No assurances can be made that such orders will be received and, to the extent received, the timing thereof.

For further discussion regarding business environment and management initiatives see “Long-Term Growth Strategy” in the Company’s 2016 Form 10-K.

The aggregate value of the Company’s backlog of sales orders was $2.0 million on December 31, 2016. The Company’s backlog of sales orders was $3.1 million on December 31, 2015. Most of the reduction in backlog is due to the decrease in orders for power products discussed above. It is estimated that a significant portion of the present backlog will be billed during the next 6 months and be recognized as fiscal year 2017 revenues with the balance being recognized in fiscal years 2018 through 2020.

Gross Profit

Gross profit is affected by a variety of factors including, among other items, sales volume, product mix, product pricing, and product costs.

The Company earned a gross profit of $198,413 or 21% of revenues for the three months ended December 31, 2016 compared to a gross profit of $419,588 or 25% of revenues for the same period in fiscal year 2016.

The Company earned a gross profit of $136,386 or 10% of revenues for the six months ended December 31, 2016 compared to a gross profit of $822,072 or 29% of revenues for the same period in fiscal 2016. The lower gross profit for both the three and six months ended December 31, 2016 was primarily due to a decrease in overall sales of both power and non-power products resulting in production levels which were below those necessary to absorb overhead. This resulted in unallocated overhead being expensed in the six months ended December 31, 2016. Management expects factory production to increase in the remainder of this fiscal year but to levels below the prior fiscal year, and therefore the gross profit percentage to improve but not fully recover.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for the three months ended December 31, 2016 were $395,406 or 42% of revenues compared to $488,199 or 29% of revenues for the three months ended December 31, 2015. The most significant changes in expense and the approximate amounts of the changes were decreases in consulting expense ($82,000), shows and meetings expense ($11,000), compensation ($25,000), outside services ($4,000) and general corporate expense ($3,000), partially offset by increases in legal and professional expense $23,000.

Selling, General and Administrative Expenses for the six months ended December 31, 2016 were $712,984 or 50% of revenues compared to $936,563 or 32% of revenues for the six months ended December 31, 2015. The most significant changes in expense and the approximate amounts of the changes were decreases in consulting expense ($153,000), compensation expense ($39,000), recruiting expense ($23,000), shows and meetings ($13,000), outside services ($8,000), repairs and maintenance ($6,000),real estate taxes ($3,000) and supplies ($3,000), partially offset by increases in legal and professional expense $25,000.

Loss Before Income Taxes

Loss before income taxes was $192,023 for the three months ended December 31, 2016. Loss before income taxes was $75,117 for the three months ended December 31, 2015.

Loss before income taxes was $567,162 for the six months ended December 31, 2016. Loss before income taxes was $125,468 for the six months ended December 31, 2015.

Loss for both the three months and six months ended December 31, 2016 was higher when compared to the same periods in fiscal 2016 primarily due to a decrease in revenues and an increase in overhead due to low production levels as discussed above.

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

The Company has provided a valuation allowance against its net deferred tax assets as it believes that it is more likely than not that it will not realize these tax attributes. The Company had approximately $1,190,000 and $152,000 of federal and state net deferred tax assets, respectively, primarily arising from net operating loss carry-forwards, expiring beginning in 2017. In the six month period ended December 31, 2016 these federal and state net deferred tax assets increased by approximately $193,000 and $35,000, respectively, as a result of a net loss for the period.

Liquidity and Capital Resources

Historically, the Company’s capital expenditures, debt servicing requirements and working capital needs have been financed by cash flow from operations, progress payments on various Government contracts (based on cost incurred) and a line of credit, described under “Financing Activities” below. As of December 31, 2016, the Company had no material capital expenditure commitments. Management believes that the Company’s current cash and its line of credit which (as described under “Financing Activities” below) currently expires on November 30, 2017, combined with progress payments as well as billings at the time of delivery of products will be sufficient to support short-term liquidity requirements, working capital needs and capital expenditures at their current or expected levels. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Line of Credit becomes unavailable, we may need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

At December 31, 2016, the Company’s working capital was $1,666,556 compared to $2,219,597 at June 30, 2016.

The ratio of current assets to current liabilities was 2.46 to 1 at December 31, 2016 and 3.73 to 1 at June 30, 2016.

The following table is a summary of the Statements of Cash Flows in the Company’s Financial Statements:

	Six Months ended December 31,
	2016	2015
Net cash provided by/(used in)
Operating activities	$(550,958)	$(83,932)
Investing activities	(12,827)	(21,860)
Financing activities	458,037	--

Operating Activities:

Adjustments to reconcile net loss to net cash provided by/used in operations are presented in the Condensed Statements of Cash Flows in the Company’s Financial Statements.

Net cash used in operating activities for the six month period ended December 31, 2016 was principally due to the net loss, increases in inventory, decrease in trade accounts payable, accrued expenses and other liabilities, and was partially offset by a decrease in accounts receivable.

Net cash used in operating activities for the six month period ended December 31, 2015 was principally due to the net loss, increases in inventory, and decreases in trade accounts payable, accrued expenses and other liabilities, and was partially offset by a decrease in accounts receivable.

The Company expenses its research and development costs as incurred. These costs consist primarily of salaries and material costs. For the six months ended December 31, 2016 and December 31, 2015, the Company did not incur any research and development costs. Research and development projects performed under contract for customers are billed to the customer and are recorded as contract costs as they are incurred.

Investing Activities:

During the first six months of fiscal 2017, the Company used net cash of $12,827 in investing activities. The entire amount was used for capital expenditures, principally for building improvements and the acquisition of computer and production equipment.

During the first six months of fiscal 2016, the Company used net cash of $21,860 in investing activities. The entire amount was used for capital expenditures, principally for the acquisition of production equipment, tooling, computers and building improvements.

Financing Activities:

The Company maintains a $500,000 line of credit (the “Line of Credit”) with TD Bank, NA (the “Bank”). On November 4, 2016, the Bank notified the Company that it has extended the Line of Credit, which was due to expire on November 30, 2016, for an additional year ending November 30, 2017. No other terms of the Company’s revolving term note to the Bank were changed.

The Line of Credit provides among other things for an annual interest rate on borrowings equal to the Bank’s prime rate plus 1.00% and is subject to customary representations, covenants, and default provisions in favor of the Bank. Any loans drawn under the Line of Credit are secured by a first lien on all of the Company’s accounts receivable, machinery, equipment, other personal property and Commercial Mortgages on the Company’s real property. The rate applicable to the Line of Credit at December 31, 2016 was approximately 4.75%. The Company has previously utilized the Line of Credit during periods of increased production requirements and anticipates that it will continue to utilize this credit facility during future periods of peak production activity.

As of December 31, 2016 the Company has $450,000 of outstanding borrowings against the Line of Credit.

Accounting Standards Updates

Refer to Note 2. Accounting Standards Updates Not Yet Effective in the Notes to the Condensed Financial Statements section of this Quarterly Report.

ITEM 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Controller, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Controller concluded that, as of December 31, 2016, the design and operation of the Company’s disclosure controls and procedures were effective.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.
Exhibits
------------------------------------------------------------------

See the accompanying Index to Exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DEWEY ELECTRONICS CORPORATION

Date: February 13, 2017	By:	/s/ John H.D. Dewey
John H.D. Dewey
President and Chief Executive Officer

Date: February 13, 2017	By:	/s/ Donna Medica
Donna Medica
Controller
(acting principal financial officer)

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